Form 10QSB
period 1999-03-31
CENTER STAR GOLD MINES INC
filed 1999-05-24
CIK 18530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


            Form 10-QSB


(Mark One)
     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended March 31, 1999

     [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to __________

          Commission File Number: 0-29804

CENTER STAR GOLD MINES, INC.
(Exact name of Registrant as specified in charter)

     NEVADA                                  82-0255758
State or other jurisdiction of               I.R.S. Employer I.D. No.
incorporation or organization

4970 South 900 East, Suite F104, Salt Lake City, UT     84117
(Address of principal executive offices)               (Zip Code)

Issuer's telephone number, including area code:  (801) 269-9500

Check whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such fling requirements for the past 90 days. (1) Yes
[X]  No [    ]       (2)  Yes  [   ]    No  [X]

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At May 21, 1999, there were 3,249,960 shares of the Registrant's Common Stock outstanding.


PART I

Item 1.  Financial Statements

     The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's registration statement on Form 10-SB.

Center Star Gold Mines, Inc.
(A Development Stage Company)
Balance Sheets

                                                  March           December
                                                  31, 1999        31, 1998

               ASSETS

Current Assets
     Cash                                        $     -0-       $     -0-

     Total Assets                                $     -0-       $     -0-

     LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts Payable                            $     500       $     500

Total Current Liabilities                              500             500

Stockholders' Equity
     Common Stock; $.001 Par Value, 50,000,000
Shares Authorized; 3,249,760 Shares Issued
and Outstanding Retroactively Restated               3,250           3,250
     Paid In Capital                               436,008         436,008
     Accumulated Deficit                          (439,758)       (439,758)

Total Stockholder' Equity                             (500)           (500)

Total Liabilities & Stockholders' Equity         $     -0-        $     -0-

Center Star Gold Mines, Inc.
(A Development Stage Company)
Statement of Operations

                                                                For the period
                                                                    From
                              For the three      For the three   June 2, 1998
                              Months ended       Months ended   (Inception) to
                                  March             March           March
                                 31, 1999          31, 1998       31, 1999

Revenues
     Transfer Fees            $     -0-          $     -0-       $     -0-

Operating Expenses
     Legal & Accounting             -0-                -0-           4,400
     Fees                           -0-                -0-             990
     Consulting Fees                -0-                -0-             663

     Total Operating Expenses       -0-                -0-           6,053

     (Loss) from Operations         -0-                -0-          (6,053)

Other Income
     Forgiveness of Debt            -0-                -0-           3,624

     Net (Loss)                $    -0-          $     -0-       $  (2,429)

     Net (Loss) Per Share      $     .00         $     .00       $     .00

     Weighted Average Number
      of Shares                   3,249,960         1,084,263           *

Center Star Gold Mines, Inc.
(A Development Stage Company)
Statements of Cash Flows

                                                                For the period
                                                                      From
                                   For the three    For the three  June 2, 1998
                                   Months ended     Months ended  (Inception) to
                                       March           March         March
                                     31, 1999         31, 1998      31, 1999
Cash Flows from Operating
 Activities
     Net (Loss)                    $     -0-        $     -0-    $     (2,429)
     Adjustments to Reconcile
      Net Income to
     Net Loss Used by Operating
      Activities:
     Forgiveness of Debt                 -0-              -0-          (3,624)
     Non Cash Consulting Fees            -0-              -0-             663
     Increase in Accounts Payable        -0-              -0-             500

     Net Cash Used by Operating
      Activities                         -0-              -0-          (4,890)

Cash Flows from Financing Activities
     Advances from Officer               -0-              -0-           4,890

     Net Cash Used from
      Financing Activities               -0-              -0-           4,890

     Net Decrease in Cash                -0-              -0-              -0-

     Cash at Beginning of Year           -0-              -0-              -0-

     Cash at End of Year            $    -0-        $     -0-        $     -0-

Disclosures from Operating
 Activities
     Interest                       $     -0-       $     -0-        $     -0-
     Taxes                                -0-             -0-              -0-

Center Star Gold Mines, Inc.
(A Development Stage Company)
Notes to Financial Statements

NOTE #1 - Organization

The Company was incorporated on May 1, 1961, under the laws of the State of Idaho. On July 21, 1998, the Company filed Articles of Merger in the state of Nevada wherein Center Star Gold Mines, Inc., an Idaho Corporation, merger with Center Star Gold Mines, Inc., a Nevada Corporation, incorporated on June 2, 1998.

The purpose for which the Company is organized is to transact any lawful business or to promote or conduct any legitimate object or purpose under and subject to the laws of the state of Nevada.

Since its incorporation in the State of Nevada the Company is considered to be in the development stage.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Company had no revenues from operations during the fiscal year ended December 31, 1998, or during the first quarter ended March 31, 1999, and has had no significant revenues from operations since its inception.

     The Company has no plans to raise or seek additional funding, but intends to seek a new business venture or enterprise for the Company. The Company has no significant operating costs or capital obligations.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CENTER STAR GOLD MINES, INC.


Date: May 21, 1999                    By  /s/ Howard M. Oveson, President