Form 10QSB
period 1999-06-30
CENTER STAR GOLD MINES INC
filed 1999-07-27
CIK 18530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


            Form 10-QSB


(Mark One)
     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended June 30, 1999

     [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to __________

          Commission File Number: 0-29804

CENTER STAR GOLD MINES, INC.
(Exact name of Registrant as specified in charter)

     NEVADA                                       82-0255758
State or other jurisdiction of               I.R.S. Employer I.D. No.
incorporation or organization

5814 South 900 East, Salt Lake City, UT                   84117
(Address of principal executive offices)               (Zip Code)

Issuer's telephone number, including area code:  (801) 269-9500

Former Address:  4970 South 900 East, Suite F104, Salt Lake City, UT  84117

Check whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes
[X]  No [    ]       (2)  Yes  [X]    No  [   ]

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At July 14, 1999, there were 3,249,960 shares of the Registrant's Common Stock outstanding.

PART I

Item 1.  Financial Statements

     The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's registration statement on Form 10-SB, as amended.

Center Star Gold Mines, Inc.
(A Development Stage Company)
Balance Sheets


                                                June              December
                                              30, 1999            31, 1998

               ASSETS

Current Assets
     Cash                                    $     -0-           $     -0-

Total Assets                                 $     -0-           $     -0-

     LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts Payable                        $     1,395         $     500

Total Current Liabilities                          1,395               500

Stockholders' Equity
     Common Stock; $.001 Par Value,
     50,000,000 Shares Authorized;
     3,249,760 Shares Issued and
     Outstanding Retroactively Restated            3,250             3,250
     Paid In Capital                             436,008           436,008
     Accumulated Deficit                        (440,653)         (439,758)

Total Stockholder' Equity                         (1,395)             (500)

Total Liabilities & Stockholders' Equity     $     -0-           $     -0-

Center Star Gold Mines, Inc.
(A Development Stage Company)
Statement of Operations

                                                                     For the
                                                                   Period From
                     For three   For three    For six     For six  June 2, 1998
                       Months      Months      Months      Months  (Inception)
                     ended June  ended June  ended June  ended June     to
                      30, 1999    30, 1998    30, 1999    30, 1998   June 30,
                                                                       1999

Revenues
     Transfer Fees   $     -0-   $     -0-    $     -0-  $     -0-   $     -0-

Operating Expenses
     Legal &
     Accounting            -0-         -0-          -0-        -0-      4,400
     Fees                 895          -0-         895         -0-      1,885
     Consulting Fees       -0-         -0-          -0-        -0-        663

Total Operating Expenses  895          -0-         895         -0-      6,948

(Loss) from Operations     -0-         -0-          -0-        -0-     (6,948)

Other Income
     Forgiveness of Debt   -0-         -0-          -0-        -0-      3,624

Net (Loss)           $   (895)   $     -0-    $   (895)   $    -0-   $ (3,324)

Net (Loss) Per Share $     .00   $     .00    $     .00   $     .00  $     .00

Weighted Average
 Number of Shares     3,249,960    1,250,000    3,249,960   1,167,632  3,249,960

Center Star Gold Mines, Inc.
(A Development Stage Company)
Statements of Cash Flows

                                                                     For the
                                                                   Period From
                                            For six     For six   June 2, 1998
                                             Months      Months    (Inception)
                                          ended June   ended June       to
                                            30, 1999    30, 1998     30, 1999
Cash Flows from Operating Activities
     Net (Loss)                         $     (895)  $     -0-    $    (3,324)
     Adjustments to Reconcile Net
     Income to Net Loss Used by
     Operating Activities:

     Forgiveness of Debt                        -0-        -0-         (3,624)
     Non Cash Consulting Fees                   -0-        -0-            663
     Increase in Accounts Payable              895         -0-          1,395

     Net Cash Used by Operating Activities      -0-        -0-         (4,890)

Cash Flows from Financing Activities
     Advances from Officer                      -0-        -0-          4,890

     Net Cash Used from
      Financing Activities                      -0-        -0-          4,890

     Net Decrease in Cash                       -0-        -0-             -0-

     Cash at Beginning of Year                  -0-        -0-             -0-

     Cash at End of Year                  $     -0-  $     -0-       $     -0-

Disclosures from Operating Activities
     Interest                             $     -0-  $     -0-       $     -0-
     Taxes                                      -0-        -0-             -0-

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Company had no revenues from operations during the fiscal year ended December 31, 1998, or during the first two quarters ended June 30, 1999, and has had no significant revenues from operations since its inception.

     The Company has no plans to raise or seek additional funding, but intends to seek a new business venture or enterprise for the Company. The Company has no significant operating costs or capital obligations.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CENTER STAR GOLD MINES, INC.


Date: July 16, 1999                    By  /s/ Howard M. Oveson, President