Form 10QSB
period 1999-09-30
CENTER STAR GOLD MINES INC
filed 1999-11-22
CIK 18530

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

         For the quarter ended September 30, 1999

         [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

         For the transition period from            to
                                        ----------    ----------

                        Commission File Number: 0-29804

                          CENTER STAR GOLD MINES, INC.
               (Exact name of Registrant as specified in charter)


         NEVADA                                       82-0255758
State or other jurisdiction of                        I.R.S. Employer I.D. No.
incorporation or organization

201 East Main, Brady, TX                              78625
(Address of principal executive offices)              (Zip Code)

Issuer's telephone number, including area code:

Former Address:  5814 South 900 East, Salt Lake City, UT  84117

Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X] No[ ] (2) Yes [X] No [ ]

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date. At October 11, 1999, there were 50,000,000 shares of the Registrant's Common Stock outstanding.

                                     PART I

Item 1. Financial Statements

         The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with the generally accepted accounting principles have been omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the period presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's registration statement on Form 10-SB, as amended.

                          CENTER STAR GOLD MINES, INC.
                                 BALANCE SHEET


                                  A S S E T S

                                          September 30   December 31
                                              1999          1998
                                          ------------  ------------
Current Assets:
Cash in Bank                              $   570,060    $        --
Accounts Receivable                            42,217
                                          -----------    -----------

              Total Current Assets            612,277             --


Fixed Assets
Equipment                                      34,837             --
Less: Accum Depreciation                         (581)
                                          -----------    -----------

              Total Fixed Assets               34,256             --

Other Assets
Software Development                          454,569             --
Organization Costs                            190,000
Deferred Tax Benefit                            4,378
Loan Receivable                                53,500
                                          -----------    -----------

              Total Other Assets              702,447             --
                                          -----------    -----------

              Total Assets                $ 1,348,980    $        --
                                          ===========    ===========

Page 4
                          Center Star Gold Mines, Inc.
                                 Balance Sheet


                             L I A B I L I T I E S


                                                         September 30   December 31
                                                             1999          1998
                                                         ------------  ------------
Current Liabilities
Accrued Expenses                                         $    12,723    $       500
Accrued Interest                                               5,945
Current Portion of Long-Term Debt                            420,000
                                                         -----------    -----------

             Total Current Liabilities                       438,668            500

Long-Term Debt
Debentures Payable                                           740,250             --
Note Payable                                                 549,870
Less: Current Portion of Long Term Debt                     (420,000)
                                                         -----------    -----------

             Total Long-Term Liabilities                     870,120             --
                                                         -----------    -----------

             Total Liabilities                             1,308,788            500


                                  E Q U I T Y

Common Stock, par value $.001, 50,000,000                     50,000          3,250
    with 50,000,000 shares issued and outstanding
Paid in Surplus                                               15,000        436,008
Retained Earnings                                            (24,808)      (439,758)
                                                         -----------    -----------

             Total Equity                                     40,192           (500)
                                                         -----------    -----------

             Total Liabilities & Equity                  $ 1,348,980    $        --
                                                         ===========    ===========

Page 5
                          Center Star Gold Mines, Inc.
                            Statement of Operations

                                          For the Three Months Ended    For the Nine Months Ended
                                          --------------------------    -------------------------
                                          Sept 30, '99    Sept 30, '98  Sept 30, '99   Sept 30, '98
Revenues:
Revenues                                  $    13,641    $        --    $    13,641    $          --
                                          -----------    ------------   -----------    -------------
Total Revenues                                 13,641             --         13,641               --


General & Administrative Expenses:
Contract Services                               9,987                         9,987
Salaries                                        5,962                         5,962
Depreciation                                      581                           581
Professional Fees                               5,786                         5,786
Telephone                                       6,684                         6,684
Equipment Lease                                 3,045                         3,045
Telephone                                       3,924                         3,924
Other Expenses                                  6,858                         6,858
                                          -----------    -----------    -----------    -------------

Total General & Administrative Expenses        42,827             --         42,827               --
                                          -----------    -----------    -----------    -------------

Net Income Before Tax                         (29,186)                      (29,186)

Income Tax Benefit                              4,378                         4,378
                                          -----------    -----------    -----------    -------------

Net Income (Loss)                         $   (24,808)   $        --    $   (24,808)   $          --
                                          ===========    ===========    ===========    =============


Net Income (Loss) per Share                    (0.004)         0.000         (0.006)           0.000

Weighted Average per Share                  6,886,074      3,249,960      4,461,998        3,249,960

                          Center Star Gold Mines, Inc.
                            Statement of Cash Flows

                                               For the Nine Months Ended
                                               -------------------------
                                               September 30  September 30
                                                   1999          1998
Cash Flows - Operating Activities
Net Income per Income Statement               ($   24,808)   $        --

Adjustments:
Depreciation                                          581             --
Organization Costs                               (190,000)            --
Loan Receivable                                   (53,500)            --
Accrued Interest                                    5,945
Accrued Expenses                                   12,723             --
Deferred Income Tax Benefit                        (4,378)            --
Accounts Receivable                               (42,217)            --
                                              -----------    -----------


Total from Operating Activities               ($  295,654)            --

Cash Flows - Investing Activities
Fixed Assets                                      (34,837)            --
Software Development                             (454,569)            --
                                              -----------    -----------

Total for Investing Activities                ($  489,406)            --


Cash Flows - Financing Activities
Paid-In-Capital                               $    65,000             --
Note Payable                                      549,870             --
Debentures                                    $   740,250             --
                                              -----------    -----------

            Total from Financing Activities     1,355,120             --
                                              -----------    -----------

            Increase in Cash                      570,060             --

Cash Balance, Begin of Year                             0             --
                                              -----------    -----------

Cash Balance, End of Year                     $   570,060             --
                                              ===========    ===========

Supplement Disclosure:
            Cash paid during year for:
               Interest                                --             --
               Income Taxes                            --             --

                          Center Star Gold Mines, Inc.
                         Notes to Financial Statements

NOTE #1 - Organization

The Company was incorporated on May 1, 1961, under the laws of the State of Idaho. On July 21, 1998, the Company filed Articles of Merger in the state of Nevada wherein Center Star Gold Mines, Inc., an Idaho Corporation, merger with Center Star Gold Mines, Inc., a Nevada Corporation, incorporated on June 2, 1998.

The purpose for which the Company is organized is to transact any lawful business or to promote or conduct a legitimate object or purpose under and subject to the laws of the state of Nevada.

An Agreement and Plan of Reorganization (the "Agreement") was closed on September 23, 1999, between Center Star Gold Mines, Inc. ("Company"), and Link.com, Inc. ("Link"). Pursuant to the agreement, Link agreed to exchange 100% of its issued and outstanding shares of common stock, or 25,000 shares, in exchange for 46,750,040 shares of the Company's common stock, par value $.001 ("Common Stock") which becomes a wholly owned subsidiary of the Company.

The merger has been accounted for as a "pooling." The carrying values of assets and liabilities have been placed on the balance sheet at "historical" costs, and adjusted for transactions that have occurred as a result of the merger. The Company's board agreed following the closing of the agreement to approved a reverse split of the outstanding shares at the rate of one share for each 4.5 shares outstanding. The board also approved a change of the Company's name to Link.com. Shareholders owning a majority of the outstanding shares of the Company approved such actions, subject to notification to the shareholders as required by the rules and regulation promulgated by the Securities and Exchange Commission.

Link.com is a Brady, Texas, based health care electronic commerce or e-commerce company currently providing Internet products and services to physicians and ancillaries, such as pharmacies, hospitals, hospices, etc. Link.com is currently licensing software to physicians, nursing home facilities and home health care agencies.

                          Center Star Gold Mines, Inc.
                         Notes to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

The Company had no revenues from operations during the fiscal year ended December 31, 1998, or during the first two quarters ended June 30, 1999.

Prior to the merger agreement with the Company, Link.com, Inc. (Link) approved an asset purchase agreement with an effective date of August 31, 1999 with two corporations to operate as divisions of Link. Link agreed to exchange its entire authorized shares (25,000) for the common stock of the two corporations in exchange for all of the assets of the divisions.

National Health Care Information Systems, LLC, (National Health) was incorporated as a limited liability company in the State of Texas on November 4, 1998. National Health was formed to develop and market software for the home health industry. National Health has developed a Home Health Care System to allow doctors to review patient records over a secure "web" site. National Health is owned by Bob Rice and Sheila Hemphill and will operate as a division of Link after the effective date of August 31, 1999.

Venture Information System, LLC, (Venture) was incorporated as a limited liability company in the State of Texas on August 7, 1996. Venture was formed to develop and market software for the home health industry. Venture has developed software and will market to the home health industry and will operate as a division of Link after the effective date of August 31, 1999.

With the completion of the merger in September 1999, the Company will be able to produce revenues and compete in the e-commerce market of health care.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       CENTER STAR GOLD MINES, INC.


Date:                                  By /s/ Marion Robert Rice, President

                                              Marion Robert Rice