Form 10QSB/A
period 1999-09-30
CENTER STAR GOLD MINES INC
filed 1999-12-16
CIK 18530

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 Form 10-QSB/A

(Mark One)

         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarter ended September 30, 1999

         [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from           to
                                        ---------     ----------

                        Commission File Number: 0-29804

                          CENTER STAR GOLD MINES, INC.
               (Exact name of Registrant as specified in charter)


         NEVADA                                               82-0255758
State or other jurisdiction of                         I.R.S. Employer I.D. No.
incorporation or organization

201 East Main, Brady, TX                                      78625
(Address of principal executive offices)                    (Zip Code)

Issuer's telephone number, including area code:

Former Address:  5814 South 900 East, Salt Lake City, UT  84117

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

An Agreement and Plan of Reorganization (the "Agreement") was closed on September 23, 1999, between and among the Company, and Link. Pursuant to the agreement, Link agreed to exchange 100% of its issued and outstanding shares of common stock, or 25,000 shares, in exchange for 46,750,040 shares of the Company's common stock, par value $.001 ("Common Stock") which becomes a wholly owned subsidiary of the Company.

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

Prior to the merger agreement with the Company, Link.com, Inc. (Link) approved an asset purchase agreement with an effective date of August 31, 1999 with two corporations to operate as divisions of the Link. Link agreed to exchange its entire authorized shares (25,000) for the common stock of the two corporations in exchange for all of the assets of the corporations.

National Health Care Information Systems, LLC, (National Health) was incorporated as a limited liability company in the State of Texas on November 4, 1998. National Health was formed to develop and market software for the home health industry. National Health has developed a system to allow doctors to review patient records over a secure "web" site. National Health is owed by Bob Rice and Sheila Hamilton and will operate as a division of Link after the effective date of August 31, 1999.

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

                                    PART II
Item 2(c)

The Company issued 46,750,040 shares as a result of the Agreement and Plan of Reorganization entered into on September 20, 1999. The "Agreement" is incorporated by reference to the Form 8K filed on September 20, 1999.

Item 4

Although there were no shareholder meetings held, a majority of the current shareholders approved the Agreement and Plan of Reorganization entered into on September 20, 1999 and change of name to Link.com. Both items will be submitted to vote at the upcoming shareholders' meeting.

Item 6

(a)
 2 Agreement and Plan of Reorganization - Incorporated by reference to the Form 8K filed September 30, 1999.

27   Financial Data Schedule

99.1 Agreement and Plan of Reorganization

(b)

     Form 8-K was filed on September 20, 1999 to report the following items:

     1)       Changes in Control of Registrant
     2)       Acquisition or Disposition of Assets

     The Form 8-K is incorporated by reference to the filing on September 20, 1999.


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      CENTER STAR GOLD MINES, INC.


Date: December 14, 1999               By /s/ Marion Robert Rice
                                      ------------------------------------
                                             Marion Robert Rice, President

                                 EXHIBIT INDEX



EXHIBIT
  NO.               DESCRIPTION
-------             -----------
  27                Financial Data Schedule

  99.1              Agreement and Plan of Reorganization