Form 10KSB
period 1999-12-31
LINK COM INC
filed 2000-04-14
CIK 18530

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                 X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                ---
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1999

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-29804

                                 LINK.COM, INC.
             (Exact name of registrant as specified in its charter)

                                     NEVADA
                         (State or other jurisdiction of
                         incorporation or organization)

                                   82-0255758
                                (I.R.S. Employer
                             Identification Number)

                    201 EAST MAIN STREET, BRADY, TEXAS 78625
                    (Address of principal executive offices)


       Registrant's telephone number, including area code: (915) 792-8400
        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.001 PAR VALUE
                                (Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes    No X
                                      ---   ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Report on Form 10-KSB or any amendment to this Report on Form 10-KSB.
                                         ---

     The issuer's revenues for its most recent fiscal year ended
December 31, 1999 were $192,708.

     The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the Registrant as of March 9, 2000 (based upon the average bid and asked price) was $287,757.

     Issuers involved in Bankruptcy Proceedings During the Past Five Years. Not Applicable.

     The number of shares of the issuer's Common Stock, par value $.001 per share, outstanding as of April 10, 2000 was 11,111,111, of which 722,214 shares were held by non-affiliates.

     Documents Incorporated by Reference. None.

     Transitional Small Business Issuer Format. Yes   No X
                                                   ---  ---

                                  RISK FACTORS

     Some of the information in this Report on Form 10-KSB contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate," and "continue" or similar words. You should read statements that contain these words carefully because they (1) discuss our future expectations; (2) contain projections of our future results of operation or of our future financial condition; or (3) state other "forward-looking" information. We believe it is important to communicate our expectations to people that may be interested. However, unexpected events may arise in the future that we are not able to predict or control. The risk factors that we describe in this section, as well as any other cautionary language in this Report on Form 10-KSB, give examples of the types of uncertainties that may cause our actual performance to differ materially from the expectations we describe in our forward-looking statements. You should know that if the events described in this section and elsewhere in this Report on Form 10-KSB occur, they could have a material adverse effect on our business, operating results and financial condition.

     RISKS RELATED TO OUR HEALTHCARE ELECTRONIC SERVICES

     WE ARE ENGAGED IN A BUSINESS THAT PROVIDES HEALTHCARE ELECTRONIC COMMERCE SERVICES AND THAT ONLY RECENTLY BEGAN TO GENERATE REVENUES AND HAS INCURRED NET LOSSES SINCE INCEPTION. We began our current operations in the fall of 1999 upon the closing of our reorganization with Link.com, Inc., a privately-held Nevada corporation, which is now known as Link.com Opps, Inc. We were incorporated under the name Center Star Gold Mines, Inc. for the primary purpose of exploring commercial gold deposits, and we owned various unpatented mining claims near Grangeville, Idaho. We abandoned our last mining claim in 1995. Upon our reorganization with Link.com Opps, Inc., or the Reorganization, we changed our business to the healthcare e-commerce industry, specifically connecting physicians, home health agencies and nursing homes via electronic medical record, or EMR, products and services. While we have developed or purchased several EMR products, we have not yet delivered several of our healthcare e-commerce services. We did not generate our first EMR revenues until the quarter ended September 30, 1999. As of December 31, 1999, we had an accumulated deficit of $1,177,590. We expect to continue to incur significant development, deployment and sales and marketing expenses in connection with our business and to continue to incur operating losses for at least the next two fiscal years. We may never achieve or sustain profitability. The provision of services using Internet technology in the healthcare e-commerce industry is a developing business that is inherently riskier than businesses in industries where companies have established operating histories.

     WE WILL NOT BECOME PROFITABLE UNLESS WE ACHIEVE SUFFICIENT LEVELS OF PHYSICIAN PENETRATION AND MARKET ACCEPTANCE OF OUR SERVICES. Our EMR business model depends upon usage by a large number of physicians with a high volume of healthcare transactions and to sell home healthcare e-commerce services to payers and other healthcare constituents. The acceptance by physicians and other healthcare providers of our EMR solutions will require adoption of new methods of conducting business and exchanging information. We cannot assure you that physicians or other health care providers will integrate our services into their office workflow, or that the healthcare market will accept our services as a replacement for traditional methods of conducting healthcare transactions. The healthcare industry uses existing computer systems that may be unable to access our Internet-based solutions. Customers using existing systems may refuse to adopt new systems when they have made extensive investment in hardware, software and training for existing systems or if they perceive that our products or services will not adequately protect proprietary information. Failure to achieve broad physician or health care organization penetration or successfully contract with healthcare participants, would have a material adverse effect on our business.

     Achieving market acceptance for our products and services will require substantial marketing efforts and expenditure of significant funds to create awareness and demand by participants in the healthcare industry. Our management believes that we must gain significant market share with our services before our competitors introduce alternative services with features similar to our services. There can be no assurance that we will be able to succeed in positioning our services as a preferred method for healthcare e-commerce, or that any pricing strategy that we develop will be economically viable or acceptable to the market. Failure to successfully market our products and services would have a material adverse effect on our business, financial condition and operating results.

     OUR BUSINESS PROSPECTS WILL SUFFER IF WE ARE NOT ABLE TO QUICKLY AND SUCCESSFULLY DEPLOY OUR EMR SYSTEMS AND PRODUCTS. We believe that our business prospects will suffer if we do not deploy our services quickly. We currently intend to deploy access to our Web-based EMR services during the year 2000, although there can be no assurance that we will be able to do so at that time, or at all. In order to deploy our services, we must integrate our architecture with physicians', payers' and suppliers' systems. We will need to expend substantial resources to integrate our EMR systems with the existing computer systems of large healthcare organizations, home health care organizations and physicians. We have no experience in doing so, and may experience delays in the integration process. These delays would, in turn, delay our ability to generate revenue from our services and may have a material adverse effect on our business, financial condition and operating results. Once we have deployed our EMR system, we may need to expand and adapt it to accommodate additional users, increased transaction volumes and changing customer requirements. This expansion and adaptation could be expensive. We may be unable to expand or adapt our network infrastructure to meet additional demand or our customers' changing needs on a timely basis and at a commercially reasonable cost, or at all. Any failure to deploy, expand or adapt our system quickly could have a material adverse effect on the Company's business, financial condition and operating results.

     WE DO NOT CURRENTLY HAVE A SUBSTANTIAL CUSTOMER BASE AND OUR REVENUES WILL INITIALLY COME FROM A FEW PAYERS IN ONE GEOGRAPHIC MARKET. We currently do not have a substantial customer base. In addition, we expect that initially we will generate a significant portion of our revenue from providing our products and services in Texas, Louisiana, Mississippi, Alabama, Tennessee and Oklahoma. If we do not generate as much revenue in this market or from these payers as expected, our revenue will be significantly reduced, which would have a material adverse effect on our business, financial condition and operating results.

     WE ARE SUBJECT TO SIGNIFICANT COMPETITION. Our business operates in a highly competitive environment. Many healthcare industry participants are consolidating to create integrated healthcare delivery systems with greater market power. As the healthcare industry consolidates, competition to provide products and services to industry participants will become more intense and the importance of establishing a relationship with each industry participant will become greater. These industry participants may try to use their market power to negotiate price reductions for our products and services. If forced to reduce our prices, our operating results could suffer if we cannot achieve corresponding reductions in our expenses.

     WE MAY EXPERIENCE SIGNIFICANT DELAYS IN GENERATING REVENUES FROM OUR SERVICES BECAUSE POTENTIAL CUSTOMERS COULD TAKE A LONG TIME TO EVALUATE THE PURCHASE OF OUR SERVICES. A key element of our strategy is to market our services directly to large healthcare organizations, including home health care organizations and nursing home facilities. We do not control many of the factors that will influence physicians', payers' and suppliers' buying decisions. We expect that the sales and implementation process will be lengthy and will involve a significant technical evaluation and commitment of capital and other resources by home health agencies, nursing homes, physicians, payers and suppliers. The sale and implementation of our services are subject to delays due to such organizations' internal budgets and procedures for approving large capital expenditures and deploying new technologies within their networks.

     OUR BUSINESS WILL SUFFER IF THE INTEGRITY AND SECURITY OF ITS SYSTEMS ARE INADEQUATE. If we are successful in delivering our Web-based healthcare e-commerce services, our business could be harmed if we or our present or future customers were to experience any system delays, failures or loss of data. Although we intend to have safeguards for emergencies, the occurrence of a catastrophic event or other system failure at our facilities could interrupt our operations or result in the loss of stored data. In addition, we will depend on the efficient operation of Internet connections from customers to our systems. These connections, in turn, depend on the efficient operation of Web browsers, Internet service providers and Internet backbone service providers. In the past, Internet users have occasionally experienced difficulties with Internet and online services due to system failures. Any disruption in Internet access provided by third parties could have a material adverse effect on our business, financial condition and operating results. Furthermore, we will be dependent on hardware suppliers for prompt delivery, installation and services of equipment used to deliver our services.

     DESPITE THE IMPLEMENTATION OF SECURITY MEASURES, OUR INFRASTRUCTURE MAY BE VULNERABLE TO DAMAGE FROM PHYSICAL BREAK-INS, COMPUTER VIRUSES, PROGRAMMING ERRORS, ATTACKS BY HACKERS OR SIMILAR DISRUPTIVE PROBLEMS. A material security breach could damage our reputation or result in liability to us. We will retain confidential customer information in our processing center and on our servers. An experienced computer user who is able to access our computer systems could gain access to confidential company information. Furthermore, we may not have a timely remedy to secure our system against any hacker who has been able to penetrate our system. Therefore, it is critical that our facilities and infrastructure remain and are perceived by the marketplace to be secure. The occurrence of any of these events could result in the interruption, delay or cessation of service, which could have a material adverse effect on our business, financial condition and operating results.

     A significant barrier to e-commerce and communications are the issues presented by the secure transmission of confidential information over public networks. We intend to rely on encryption and authentication technology licensed from third parties to secure Internet transmission of and access to confidential information. There can be no assurance that advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments will not result in a compromise or breach of the methods used to protect customer transaction data. A party who is able to circumvent security measures could misappropriate or alter proprietary information or cause interruptions in operations. If any such compromise of our security or misappropriation of proprietary information were to occur, it could have a material adverse effect on our business, financial condition and operating results. We may be required to expend significant capital and other resources to protect against such security breaches or to alleviate problems caused by security breaches. We may also be required to spend significant resources and encounter significant delays in upgrading our systems to incorporate more advanced encryption and authentication technology as it becomes available. Concerns over the security of the Internet and other online transactions and the privacy of users may also inhibit the growth of the Internet and other online services generally, and our services in particular, especially as a means of conducting commercial and/or healthcare-related transactions. There can be no assurance that our security measures will prevent security breaches or that failure to prevent such breaches will not have a material adverse effect on our business, financial condition and operating results.

     OUR OPERATIONS WILL ALSO BE DEPENDENT ON THE DEVELOPMENT AND MAINTENANCE OF SOFTWARE. Although we intend to use all necessary means to ensure the efficient and effective development and maintenance of software, both activities are extremely complex and thus frequently characterized by unexpected problems and delays.

     OUR EXPANSION THROUGH ACQUISITIONS MAY BE DIFFICULT TO IMPLEMENT AND MAY EXPOSE US TO ADDITIONAL RISK. We maintain an acquisition program and intend to concentrate our acquisition efforts on businesses that are complementary to our core businesses. Such emphasis is not, however, intended to limit in any manner our ability to pursue acquisition opportunities in other related businesses or in other industries. We anticipate that we may enter into further acquisitions, joint ventures, strategic alliances or other business combinations. These transactions may materially change the nature and scope of our business.

     Although our management will endeavor to evaluate the risks inherent in any particular transaction, there can be no assurance that we will properly ascertain all such risks. In addition, no assurances can be given that we will succeed in consummating any such transactions, that such transactions will ultimately provide us with the ability to offer the services described or that we will be able to successfully manage or integrate any resulting business.

     The success of our acquisition program will depend on, among other things:

     o    the availability of suitable candidates,

     o    the availability of funds to finance transactions, and

     o the availability of management resources to oversee the operation of resulting businesses.

     Financing for such transactions may come from several sources, including, without limitation:

     o    cash and cash equivalents on hand,

     o    marketable securities,

     o    proceeds from new indebtedness, or

     o proceeds from the issuance of additional common stock, preferred stock, convertible debt or other securities

     The issuance of additional securities, including common stock, could result in:

     o substantial dilution of the percentage ownership of the Company's stockholders at the time of any such issuance, and

     o    substantial dilution of our earnings per share.

     The proceeds from any financing may be used for costs associated with identifying and evaluating prospective candidates, and for structuring, negotiating, financing and consummating any such transactions and for other general corporate purposes. We do not intend to seek stockholder approval for any such transaction or security issuance unless required by applicable law or regulation.

     INTEGRATING OUR BUSINESS OPERATIONS WITH BUSINESSES WE MAY ACQUIRE IN THE FUTURE, MAY BE DIFFICULT AND MAY HAVE A NEGATIVE IMPACT ON OUR BUSINESS. We may acquire additional businesses in the future. The integration of companies or businesses that we may acquire in the future involves the integration of separate companies that have previously operated independently and have different corporate cultures. The process of combining such companies may be disruptive to their businesses and may cause an interruption of, or a loss of momentum in, such businesses as a result of the following difficulties, among others:

     o    loss of key employees or customers;

     o possible inconsistencies in standards, controls, procedures and policies among the companies being combined and the need to implement and harmonize company-wide financials, accounting, information and other systems;

     o failure to maintain the quality of services that such companies have historically provided;

     o    the need to coordinate geographically diverse organizations; and

     o the diversion of management's attention from our day-to-day business and that of any company or business that we may acquire, as a result of the need to deal with the above disruptions and difficulties and/or the possible need to add management resources to do so.

     Such disruptions and difficulties, if they occur, may cause us to fail to realize the benefits that we currently expect to result from such integration and may cause material adverse short- and long-term effects on our operating results and financial condition.

     UNCERTAINTIES IN REALIZING BENEFITS FROM A COMBINATION. Even if we are able to integrate the operations of an acquired company or business into the company successfully, there can be no assurance that such integration will result in the realization of the full benefits that we expect to result from such integration or that such benefits will be achieved within the time frame that we expect.

     o Revenue enhancements from cross-selling complementary services may not materialize as expected.

     o The benefits from the combination may be offset by costs incurred in integrating the companies.

     o The benefits from the transaction may also be offset by increases in other expenses, by operating losses or by problems in the business unrelated to the transaction.

     RAPIDLY CHANGING TECHNOLOGY MAY ADVERSELY AFFECT OUR BUSINESS. All businesses which rely on technology, including the healthcare e-commerce business that we are developing, are subject to, among other risks and uncertainties:

     o    rapid technological change;

     o    changing customer needs;

     o    frequent new product introductions; and

     o    evolving industry standards.

     Internet technologies are evolving rapidly, and the technology used by any e-commerce business is subject to rapid change and obsolescence. These market characteristics are exacerbated by the emerging nature of the market and the fact that many companies are expected to introduce new Internet products and services in the near future. In addition, use of the Internet may decrease if alternative protocols are developed or if problems associated with increased Internet use are not resolved. As the communications, computer and software industries continue to experience rapid technological change, we must be able to quickly and successfully modify our services so that we adapt to such changes. There can be no assurance that we will not experience difficulties that could delay or prevent the successful development and introduction of our healthcare e-commerce services or that we will be able to respond to technological changes in a timely and cost-effective manner. Moreover, technologically superior products and services could be developed by competitors. These factors could have a material adverse effect upon our business, financial condition and operating results.

     DEPENDENCE ON PROPRIETARY TECHNOLOGY. The success of our business is dependent to a significant extent on our ability to protect the proprietary and confidential aspects of our technology. Although we have filed a provisional patent application on some of our processes, our technology is not patented and existing copyright laws offer only limited practical protection. We rely on a combination of trade secret, copyright and trademark laws, license agreements, nondisclosure and other contractual provisions and technical measures to establish and protect our proprietary rights. There can be no assurance that the legal protections afforded to us or the steps taken will be adequate to prevent misappropriation of our technology. In addition, these protections do not prevent independent third-party development of competitive products or services. Our management believes that our products, services, trademarks and other proprietary rights do not infringe upon the proprietary rights of third parties. There can be no assurance, however, that third parties will not assert infringement claims against us or that any such assertion will not require us to enter into a license agreement or royalty arrangement with the party asserting the claim. As competing healthcare information systems increase in complexity and overall capabilities or the functionality of these systems further overlap, providers of such systems may become increasingly subject to infringement claims. Responding to and defending any such claims may distract the attention of our management and otherwise have a material adverse effect on our business, financial condition and operating results.

     GOVERNMENT REGULATION OF THE COMPANY'S BUSINESS COULD ADVERSELY AFFECT ITS FINANCIAL CONDITION AND RESULTS OF OPERATIONS. Our services may be subject to extensive and frequently changing regulation at federal, state and local levels. The Internet and its associated technologies are also subject to government regulation. Many existing laws and regulations, when enacted, did not anticipate the methods of healthcare e-commerce we are developing. We believe, however, that these laws and regulations may nonetheless be applied to our healthcare e-commerce business. It may take years to determine the extent to which existing laws and regulations governing general issues of property ownership, sales and other taxes, libel, negligence and personal privacy are applicable to the Internet. Laws and regulations may also be adopted in the future that address Internet-related issues, including security, privacy and encryption, pricing, content, copyrights and other intellectual property; contracting and selling over the Internet; and distribution of products and services over the Internet. Accordingly, our healthcare e-commerce business may be affected by current regulations as well as future regulations specifically targeted to this new segment of the healthcare industry.

     OUR LIMITED OPERATING HISTORY MAKES IT DIFFICULT TO FORECAST OUR REVENUES AND EXPENSES. Our limited operating history makes it difficult to forecast our future revenues and expenses. Although our revenues increased since the closing of the Reorganization, you should not consider quarterly revenue growth as indicative of future performance. Our revenues and operating results may be adversely affected by a number of risks and uncertainties, including those listed elsewhere in these risk factors. As a result, our revenues may not grow at similar levels in future periods and may remain flat or decline over any given period.

     We base our forecast for expenses in part on future revenue projections. We incur expenses in advance of revenues, and we may not be able to quickly reduce spending if our revenues are lower than expected. In particular, we expect to incur additional costs and expenses related to the following:

     o The development of relationships with marketing partners and value-added resellers, or VARs, and commerce service providers, or CSPs;

     o The development and expansion of our sales force and marketing operations;

     o The development and enhancement of existing and new products and services; and

     o    The expansion of our management team.

     We expect that our business, stock price, operating results and financial condition could be materially adversely affected if our revenues do not meet our projections or our net losses are greater than expected.

     The expected fluctuations of our quarterly results could cause our stock price to fluctuate or decline.

     We expect that our quarterly operating results will fluctuate significantly in the future based upon a number of factors, many of which are not within our control. We plan to further increase our operating expenses in order to expand our sales and marketing activities and broaden our product offerings. We base our operating expenses on anticipated market growth, and our operating expenses are relatively fixed in the short term. As a result, if our revenues are lower than we expect, our quarterly operating results may not meet the expectations of public market analysts or investors, which could cause the market price of our common stock to decline. Our quarterly results may fluctuate in the future as a result of many other factors, including the following:

     o Our ability to retain our existing customers and to attract new e-businesses, VARs and CSPs;

     o    Customer acceptance of our pricing model;

     o    Changes in the level of demand for our products or services;

     o    Our success in expanding our sales and marketing programs;

     o The number, timing and significance of product enhancements and new product announcements by us or our competitors;

     o    The length of our sales cycle;

     o    The level of e-commerce transactions;

     o The evolution of related technology and the emergence of standards and competing technology; and

     o    Changes in the level of our operating expenses.

     These risks and uncertainties are particularly significant for companies such as ours that are in the evolving market for Internet products and services. In addition, other factors that may affect our quarterly results are set forth elsewhere in these risk factors. As a result of these and other factors, our revenues and expenses may not be predictable.

     Due to the uncertainty surrounding our revenues and expenses, we believe that quarter to quarter comparisons of our historical operating results may not be meaningful and our historical operating results should not be relied upon as an indicator of our future performance.

     WE MAY NOT BE ABLE TO SECURE FUNDING IN THE FUTURE NECESSARY TO OPERATE OUR BUSINESS AS PLANNED. We require substantial working capital to fund our business. We have had and are experiencing significant operating losses and negative cash flow from operations since the closing of the Reorganization and expect this to continue for the foreseeable future. In addition, we may incur significant capital expenditures in connection with our planned expansion of our products and services. Our capital requirements depend on several factors, including the rate of market acceptance of our products and services, our ability to expand our customer base, increased sales and marketing expenses, the growth of the number of our employees and related expenses and other factors. If capital requirements vary materially from those currently planned, we will require additional financing sooner than anticipated. If additional funds are raised through issuance of equity securities, the percentage ownership of our stockholders will be reduced, and these equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. Additional financing may not be available when needed on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our products and services, adequately support and maintain relationships with key partners and customers, take advantage of future opportunities or respond to competitive pressures.

     WE MAY BE UNABLE TO ADEQUATELY DEVELOP A PROFITABLE PROFESSIONAL SERVICES ORGANIZATION, WHICH COULD AFFECT BOTH OUR OPERATING RESULTS AND OUR ABILITY TO ASSIST OUR CLIENTS WITH THE IMPLEMENTATION OF OUR PRODUCTS. We cannot be certain that we can attract, retain or successfully manage a sufficient number of qualified professional services personnel. We believe that growth in our product sales depends on our ability to provide our clients with these services and to attract and educate third-party consultants and service providers to provide similar services. As a result, we expect to significantly increase the number of our services personnel to meet these needs. New services personnel will require extensive training and education and take time to reach full productivity. Competition for qualified services personnel with the appropriate Internet-specific knowledge is intense. We are in a new emerging market, and a limited number of people have the skills needed to provide the services that our customers demand. To meet our needs for services personnel, we may also need to use more costly third-party service providers and consultants to supplement our own professional services organization. We cannot be certain that our professional services revenue will exceed professional services costs in future periods. Difficulties we may encounter managing our growth could adversely affect our results of operations.

     RISKS RELATED TO OUR GOLD MINING BUSINESS

     THE GOLD MINING ACTIVITIES OF CENTER STAR GOLD MINES, INC. CONDUCTED PRIOR TO THE REORGANIZATION ARE SUBJECT TO A NUMBER OF ENVIRONMENTAL LAWS AND REGULATIONS. We were incorporated under the laws of the State of Idaho on May 1, 1961, under the name Center Star Mines, Inc., for the primary purpose of exploring gold deposits. We changed our corporate name on May 15, 1962 to Center Star Gold Mines, Inc. We had owned various unpatented mining claims in Idaho from 1962 until the last mining claim was abandoned in 1995. Since 1995, we have been inactive in the gold mining business. However, the exploration, development and production of gold mines conducted in the United States are subject to local, state and federal regulations regarding environmental protection. All operations involving the exploration for or the production of minerals are subject to existing laws and regulations relating to exploration procedures, safety precautions, employee health and safety, air quality standards, pollution of water sources, waste materials, odor, noise, dust and other environmental protection requirements adopted by federal, state and local governmental authorities. We may be required to prepare and present to such authorities data pertaining to the effect or impact that any proposed exploration for or production of minerals may have upon the environment. Any environmental clean up obligations or other environmental violations relating to our gold mining activities would have a material adverse effect on our business, financial condition and operating results.

ITEM 1. BUSINESS

     General

     Link.com, Inc. (formerly known as Center Star Gold Mines, Inc.) (the "Company" or "Link.com") was incorporated for the primary purpose of exploring for commercial gold deposits and operated under the name of Center Star Gold Mines, Inc. The Company had owned various unpatented mining claims near Grangeville, Idaho, from 1962 until the last mining claim was abandoned in 1995. The claims were abandoned because the Company did not have adequate working capital in order to pay the annual maintenance fee of $100 per mining claim to the U.S. Bureau of Land Management. From 1995 until the reorganization with Link.com, the Company was inactive. During 1998 the Company changed its domicile to the State of Nevada and effected a one-for-four reverse split of the outstanding shares of Common Stock effective on August 12, 1998.

     The Company is a Nevada corporation and was incorporated on May 1, 1961 under the laws of the state of Idaho as Center Star Mines, Inc. On July 21, 1998, the Company filed Articles of Merger in the state of Nevada, whereby Center Star Mines, Inc., an Idaho corporation merged with Center Star Gold Mines, Inc., a Nevada corporation, which was incorporated on June 2, 1998.

     The Company's Current Business

     Link.com, Inc., a privately-held Nevada corporation, was co-founded by Marion Robert Rice and Andy W. McBee to develop Internet software products for use by physicians and other health care providers. This company was originally incorporated in Nevada on May 12, 1999 and reincorporated on September 15, 1999. On August 31, 1999, this company purchased the assets and liabilities of two entities: National Health Care Information Systems, LLC, a Texas limited liability company ("National Health Care") organized on November 4, 1998, and Venture Information Systems, LLC, a Texas limited liability company ("Venture Information"), organized on August 7, 1996. National Health Care was organized to develop a product known as scanware, which was designed to scan specific documents for clinical tracking of patient care and the financial reporting resulting from a patient's care. There have been no sales of this product. Venture Information was created to develop and implement the Company's current software known as DocLink.

     The Reorganization

     On September 20, 1999, the Company entered into an Agreement and Plan of Reorganization (the "Reorganization Agreement") with Link.com, Inc., a privately-held Nevada corporation. Pursuant to the Reorganization Agreement, the shareholders of privately-held Link.com agreed to exchange 100% of the issued and outstanding shares of common stock, or 25,000 shares, in exchange for 10,388,898 shares of the Company's common stock, par value $.001 (the "Common Stock"). For accounting purposes, the acquisition of Link.com by CSGM is treated as a recapitalization of Link.com with Link.com as the acquiror (a reverse acquisition). Accordingly, the historical financial statements are those of Link.com and its predecessor Venture Information and National HealthCare. Subsequent to the merger, the Board of Directors of the Company approved a reverse split of the outstanding shares at the rate of one share for every 4.5 shares outstanding. The Board of Directors also approved a change of the Company's name to Link.com, Inc. Shareholders representing a majority of the outstanding shares of Common Stock approved such actions, subject to the notification of the shareholders as required by the rules and regulations of the Securities and Exchange Commission.

     The E-Commerce Business

     Since the closing of the reorganization, the Company has developed and intends to continue to develop software solutions for physicians and other providers, such as home health agencies, pharmacies, durable medical equipment providers, and nursing homes. The Company's initial product, DocLink, provides an electronic link between doctors and home health care agencies to expedite the processing of paperwork. The Company also intends to develop an Internet-based healthcare network for interactive use by the users of DocLink, as well as other providers that will benefit from the technology of a "paperless" and more streamlined paper and approval system.

     The Company's business is connecting physicians, home health agencies and nursing homes via electronic medical records ("EMR") products and services. The Company has developed a systems solution that transforms the EMR into an interactive document. This paperless communication between the provider and physician is achieved through electronic order and signature software, which can be layered onto Internet communications, enterprise systems, databases, and other technology. The physician can review the EMR and return the electronic records to the provider, with signatures, through the Company's paperless system. The software also allows the physician to electronically track and bill for Care Plan Oversight ("CPO")--the time a physician can bill per month per patient. Many physicians overlook the CPO billings, primarily due to the increased paperwork to manually track the billing. The Company's DocLink software automatically tracks the time spent and produces reports that can be used as the source document for billing.

     The Company is developing and intends to provide a broad range of Web-based healthcare electronic commerce services that will improve communication among physicians, suppliers, and other providers; however, there can be no assurance given that the Company will be successful in its development efforts. These services using Internet technology in the healthcare electronic commerce industry are subject to risks, including but not limited to those associated with competition from existing companies offering similar services, rapid technological change, development risks, management of growth and a minimal previous record of operations or earnings. For additional description of the risks inherent in the business of the Company, see "Risk Factors" above.

     Our Products

     Link.com has developed a Web-based software product and a dial-up software product that enables health care providers to communicate and validate pertinent and private information to physicians and other ancillary providers while keeping the data secure and reducing costs typically incurred in the time and expenses to communicate such information manually. Some of our product offerings are as follows:

     DOCLINK. Link.com's first product, DocLink, was released in January 1997. This product furnishes health care providers with a means to send doctor's orders (and other vital patient information) to a physician's office, where the orders would then be reviewed and authorized by the physician on his or her desktop computer. DocLink allows a home care provider to scan in an order and send it to a physician. At the doctor's office, DocLink alerts the physician with a "you've got mail" type icon, where the physician can read the order on the screen and affix his or her electronic signature by invoking a password. DocLink automatically delivers the signed order back to the home care provider and automatically prints the order to be stored in the paper chart. While the physician is reviewing orders, DocLink can provide him or her with a timing routine which also feeds a database that furnishes per-patient oversight billing reports.

     SAFE HAVEN. Link.com's second product, Safe Haven, was released in August 1999. Safe Haven is a Web-based product or service that was developed by the Company in conjunction with several clinical and administrative professionals in home health care to verify whether services rendered by a provider to a patient are eligible for reimbursement. The program allows home health care providers to upload an "OASIS" (the Outcomes Assessment Information Set) file which is a project implemented by the Health Care Finance Administration ("HCFA"), after ten years of development (and mandated by the HCFA) to the Safe Haven Web site and receive immediate results on the validity of the data. This product reduces the labor costs associated with nurses spending several hours reviewing data in a patient's paper chart and also the chances of claim rejections for documentation deficiencies. Safe Haven is designed to detect conflicting nursing responses, to assist with the coordination and preparation of a patient's plan of care, to recognize patients who may not be eligible for particular services, and to make suggestions for completion of the patient's plan of treatment.

     Currently, the DocLink product is being licensed to 200 physicians and home health care agencies located in Texas, Louisiana, Mississippi, Alabama, and Oklahoma, while Safe Haven is currently being used in several areas of the country.

     Company Services

     The Company intends to utilize the Internet to provide browser initiated healthcare e-commerce solutions that facilitate the confidential, on-line exchange of healthcare information for many participants in the healthcare industry. Some of the Company's services are as follows:

     Physician - Home Health Care Services. The Company has developed and intends to continue development of software solutions for physicians and home health agencies. The Company's initial product, DocLink, provides an electronic link between doctors and home health care agencies to expedite the processing of paperwork. The electronic link consists of original documents that must be signed by the physician, electronically sent to the physician, electronically signed by the physician, and returned to the provider. The Company is developing an Internet browser-based healthcare network for interactive use by the users of DocLink, as well as other providers that will benefit from the technology of a "paperless" and more streamlined paper and approval system.

     Home Health Care Patient Approval. In 1999, the HCFA implemented OASIS. The primary focus of the project was to improve the quality of care in home care. However, OASIS has become the financial determinant of reimbursement for home health care. OASIS determines eligibility for Medicare as well as appropriateness of care and actual payment rates. There are many instances in the assessment form that allows the home health care agency to contradict other portions of the assessment, albeit minor, thereby disallowing proper charges for payment. The Company has developed an Internet-based audit tool (called Safe Haven) to discover such discrepancies before the information is sent to the state or HCFA. This allows changes to be implemented prior to the submission of the data, all performed in minutes, where a manual audit could take one to two hours.

     Other related products. Based on the technology and products in place, other applications can be developed that will enhance the Company's position in both the physician's office, home health agencies, and other providers such as nursing homes, pharmacies, durable medical equipment providers, and information sites.

     Industry Background

     Healthcare expenditures in the United States totaled approximately $1.0 trillion in 1996, representing a 6.7% compound annual increase since 1990. Increases in healthcare costs have been driven principally by technological advances in the healthcare industry and by the aging of the population, as older Americans utilize more healthcare resources on a per capita basis. This increasing trend in aggregate healthcare costs is expected to continue.

     In the past 15 years, the U.S. healthcare industry has undergone significant changes. Among the most significant of these changes has been a shift away from fee-for-service indemnity plans into health maintenance organizations, or HMOs, and other managed healthcare benefit plans. These payers have used a variety of managed care techniques to control administrative costs including, but not limited to, lowering reimbursement rates, shifting costs from payers to patients, restricting coverage for services, limiting access to a select group of providers, negotiating discounts with healthcare providers, case management functions, and shifting the economic risk for the delivery of care to providers through alternative reimbursement models, such as capitation and risk pools. While these techniques have been initially helpful in controlling healthcare costs, the Company believes that these techniques have over time become less effective in reducing costs.

     The Company believes that future healthcare cost management is increasingly dependent upon compliance with federal and state guidelines and adherence to best practices to improve the quality of care. The Company believes that costs are better managed with an efficient channel of communications between the providers of care. The Company also believes that Internet-based e-commerce solutions can improve communication between providers as well as reduce costs.

     Despite managed care initiatives, the cost of healthcare services delivery in the United States continues to rise. Increasing cost pressures, shifting financial risks, and consolidation/ integration are forcing providers to find innovative ways to reduce costs and add revenue. The current need in healthcare for such solutions is well known. Healthcare is an extremely transaction-intensive industry and is laden with inefficiency. It is estimated that between $0.25 and $0.40 of every healthcare dollar is spent on excessive administrative costs, the performance of redundant tests and the delivery of unnecessary care.

     Initially physician practice management software vendors entered the market with technological solutions to address some of the administrative and redundancy issues. The computerized version of a paper medical record EMR emerged as one strategy for connectivity between providers with purported business benefits. Adoption of the EMR, however, has been slow due to the proliferation of disparate information systems that have made connecting providers an expensive and technologically volatile objective. Data and information remain buried in non-integrated systems in hundreds of thousands of facilities and physician offices across the country.

     More recently, Web-based technologies have emerged as a technological solution that can create a more seamless connectivity between disparate provider environments without requiring a large capital investment. Its use of browser technology, open standards and networking protocols address many of the legacy issues surrounding access, cost and compatibility. Business-to-business applications ("B2B") have fostered a new breed of Internet vendors. The pace of activity in the connectivity and applications sector has been fierce, and although the market is in its infancy as far as network development and electronic transaction volumes are concerned, an intense competitive environment is developing rapidly.

     The electronic health market is substantial. Industry reports estimate that market size for connectivity players is $250 billion to $400 billion in administrative costs; $5 to $10 billion in estimated transaction revenues.

     Physicians are proving reluctant to pay for services and even more unwilling to change practice patterns without compelling financial incentives. Lack of physician motivation to adopt and use new technology is a problem in many solutions. By using its EMR to facilitate communications and automate the transactions that occur between the home health/nursing home and the physician office, the Company not only promises the physician a cost-avoidance benefit of reduced administrative costs but, more importantly, it promises to provide a means of enhancing physician revenue via the documentation of billable services.

     The Company serves as the utility that automates CPO billing report thereby creating the mechanism for the physician to add CPO revenue to the physician's bottom line. According to a customer information survey by HCFA, there were 154,992,259 total home health agency visits and 12,229,153 home health claims in 1998; however, the volume of physician CPO billing submitted does not appear to coincide with projected utilization. Demographic data indicates that Medicare patients are a large customer segment of the home care market. The industry experiences a 40% increase in Medicare enrollees receiving fee-for-service home health services between 1990 and 1997. For the same period, Medicare home health expenditures increased from $3.9 billion to an estimated $17.2 billion. Most of this increase in the rise in spending occurred as a result of the increase in visits, which increased from 70 million in 1990 to an estimated 270 million in 1997. Growth in the Medicare home health benefit between 1990 and 1996 can be attributed to specific court decisions, legislative expansions of the benefit, and to a number of socio-demographic trends. Home health utilization trends are projected to continue to increase. Reimbursement for any home health service rendered is tied to the physician oversight of care; therefore, any means that expedites the turn-around of physician orders directly impacts the home health agency's accounts receivables and cash flow.

     The Company's plan is to capitalize on the intersection of these market variables: physician desire for untapped revenue (CPO), increasing utilization of home health services and the home health agency's need to efficiently address payment issues.

     Marketing and Sales Strategy

     The Company intends to build a strong national and regional sales force with the intent to develop a national following for the DocLink product. The Company believes that the development of its Web-based DocLink product will enjoy a quicker sales closing schedule with the increased availability to both doctors and home health care agencies, as well as other strategic users such as nursing homes and pharmacy providers. The Company also believes that additional sources of revenue will be available when the base of doctors on a Web-based platform exceeds a certain amount, especially due to the fact that the doctors themselves will be signing orders on their computers.

     The Company intends to pursue strategic relationships, including customer/vendor agreements, joint ventures and acquisitions. The Company believes that making strategic acquisitions and developing strategic industry relationships will enhance its ability to penetrate additional markets through new distribution channels and develop and provide additional services.

     The Company's sales and marketing strategies are focused in three primary areas: (i) a sales force aimed toward national accounts, (ii) a focus on distribution partners or other channel sales, and (iii) a team for direct sales and telephone sales support.

     The Company's targeted customer consists of home health and nursing home chains, home health associations as well as large physician practice management groups ("PPM") or well-organized independent physician associations ("IPA") and physician associations (national/state medical societies).

     Distribution partners and channel sales consist of a partner with access to multiple customers with one transaction, or a distribution partner who will assume responsibility for the sale and roll-out of the product at a local level. The Company is considering outsourcing this function to an organization with a proven track record in establishing this distribution channel.

     Technology

     The Company is currently designing software for the physician, long term facilities and home health care agencies that will track patient conditions and assessments that generate verbal orders and standard form filings and billing functions. The Company intends to develop comprehensive content services programs, which will provide physicians with on-line access to available medical reference material. The Company believes that it can position products into the Internet medium to collect and distribute information, communication, interact and engage in commerce to overcome the historical technical barriers for connecting the participants in the health care industry. However, the Company can give no assurance that it will successfully develop these software products.

     The Company's core products will be available from industry standard Web browsers. The backend will consist of a series of Web servers that will store and read data from a Sequential ("SQL") database controlled by the Company. Physicians and other health care providers will be issued digital certificates from the Company that will allow them access to specific subsets of data (patients and documents) from the SQL database. Digital certificates will allow the Company to use secure socket layer ("SSL") between the browser and the Web server with firewall protection to provide maximum security for sensitive patient information. DocLink allows providers to enter patient demographics and documents into on-line Web forms. These forms will be generated from standard Hypertext Markup Language ("HTML") pages and the data will be saved with attached security information in the SQL database. Many of the other basic features of DocLink, such as reports, reviewing charts, email, and employee management can also be handled from the browser interface.

     The Company intends to implement other technologies that will allow it to do things not possible in a browser-based front-end alone. The add-ons will be considered optional for most users, but will add value to the products. For example, Web browser plug-ins will allow the Company to integrate advanced image technology into DocLink. These technologies can be used in conjunction with industry standard browsers for the purpose of image acquisition from document scanners. The technology can also be used as advanced image viewers from within the browser. Providing this technology will allow any ancillary provider to send any document over the Internet without excessive data entry.

     The technology that the Company is developing has built in security database elements in the system and maintains the required information to support all functions, including login, availability of data, user privileges, user activity and inactivity monitoring, access control, transaction routing, billing, and error messaging. The security database is being designed to address unauthorized disclosure of information, unauthorized modification of information, loss of data integrity, and denial of service. The company's system will employ a variety of techniques in order to provide a comprehensive and secure system, including 128-bit data encryption technology, firewall technology among all sub-networks throughout the system, and systems to immediately identify break-in attempts and automate lockouts if breaches are suspected. The system architecture is being designed to support redundant network infrastructure, web application, and database servers, system CPU's, and databases to scale to customers' ultimate needs. In addition, the system will work through any HTML browser supporting Java, ASP, VB and XML, which enables rapid deployment of product extensions without installation of new client software.

     Competition

     The market for healthcare e-commerce is in its infancy and is undergoing rapid technological changes. Competition will potentially come from several areas, including traditional healthcare software vendors, electronic data interchange network providers, emerging e-commerce companies or others. Two of the principal competitors of the Company are WebMD and Careinsite. These companies have expended large amounts of capital to obtain a market share with physicians, and these companies offer services which may be competitive with the Company's healthcare e-commerce services. Companies like WebMD and other emerging e-commerce companies offer a range of services which are competitive to the Company's services. Any organizations that create stand-alone healthcare software products may migrate into the healthcare e-commerce business. Due to a high degree of system and application interconnectivity, the Company believes that it will share common customers with many of these organizations. The Company also believes that, in most instances, the Company's services are incremental and complementary applications to the existing services offered by these companies. Some of the Company's competitors have services that are currently in operation. Many of the Company's competitors also have greater financial, technological and marketing resources than the Company. Further, some of the Company's competitors have entered into strategic relationships that make them more competitive. See "Risk Factors" above.

     Government Regulation

     Participants in the healthcare industry are subject to extensive and frequently changing regulation at the federal, state and local levels. The Internet and its associated technologies are also subject to government regulation. Many existing laws and regulations, when enacted, did not anticipate the methods of healthcare e-commerce the Company is developing. The Company believes, however, that these laws and regulations may nonetheless be applied to the Company's healthcare e-commerce business. See "Risk Factors" above.

     Current laws and regulations that may affect the healthcare e-commerce industry relate to the following:

     o    Confidential patient medical record information;

     o The electronic transmission of information from physicians' offices to agencies, pharmacies, and other healthcare providers;

     o The use of software applications in the diagnosis, cure, treatment, mitigation or prevention of disease;

     o Health maintenance organizations, insurers, healthcare service providers and/or employee health benefit plans; and

     o    The relationships between or among healthcare providers.

     Employees

     As of December 31, 1999, the Company had 28 full-time employees primarily located in two offices. The Company's ability to achieve its financial and operational objectives depends on the Company's ability to continue to attract, integrate, retain and motivate highly qualified technical and customer support personnel. A competitive environment exists for attracting such personnel.

ITEM 2. PROPERTIES

     The Company's principal executive office is located in Brady, Texas in approximately 2,000 square feet of leased office space shared with Centratex, Inc., which is a company owned by Marion Robert Rice, the Company's Chief Executive Officer, and Andy McBee, a director of the Company. The Company has an oral month-to-month lease for a total of $2,000 per month, which is paid $500 to each of Marion Robert Rice and Andy McBee as rent and $1,000 to Centratex, Inc. for shared services provided to the Company. The Company also maintains 7,000 square feet of leased office space in Austin, Texas under a sub-lease with GTECH Corporation (as sub-landlord) at a rate of $4,957 per month. This sublease expires on September 29, 2002. The Company believes that its facilities are adequate for the Company's current operations and that additional leased space can be obtained if needed.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On September 23, 1999, pursuant to their written consent, the Company's shareholders approved an amendment of the Company's Articles of Incorporation approving the change of the Company's name form Center Star Gold Mines, Inc. to Link.com, Inc. and a reverse split of the outstanding shares of the

Common Stock of the Company at the rate of one share for each 4.5 shares outstanding. No proxies were solicited in connection with this shareholder action.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Our Common Stock is traded on the OTC Bulletin Board. It is currently traded under the symbol "CSGM." However, the Company intends to apply for a new symbol to reflect the Company's recent name change to Link.com, Inc. The following table sets forth the range of high and low prices as reported on the OTC Bulletin Board for the periods indicated. The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. Prior to the last fiscal year, the Company has had minimal or no trading activity since 1995.

Fiscal Year 1999                                   High                    Low
----------------                                   ----                    ---
Quarter ended March 31                             -0-                     -0-
Quarter ended June 30                              -0-                     -0-
Quarter ended September 30                         -0-                     -0-
Quarter ended December 31                          $.75                    $.05

     As of March 31, 2000, the Company had 930 holders of record of its Common Stock.

     The Company has not declared or paid cash dividends on its Common Stock and presently has no plans to do so. Any change in the Company's dividend policy will be at the sole discretion of the Board of Directors and will depend on the Company's profitability, financial condition, capital needs, future loan covenants, general economic conditions, future prospects and other factors deemed relevant by the Board of Directors. The Company currently intends to retain earnings for use in the operation and expansion of the Company's business and does not anticipate paying cash dividends in the foreseeable future.

      From August to December 1999, the Company issued an aggregate amount of $1,217,750 of Convertible Debentures to approximately 50 individuals. The Debentures are convertible at any time after the reverse merger transaction and accrue interest at 12% per annum. The Debentures are convertible at $2.00 per share or 60% of the bid price of the Company's Common Stock, whichever is greater. These securities were issued pursuant to an exemption from registration available under Section 4(2) of the Securities Act of 1933, as amended. However, management of the Company determined that such offering may have violated such registration requirements and, therefore, the Company made a rescission offer to the Debenture holders during the first quarter of 2000. In March 2000, the Company completed its rescission offer, and all but two of the Debenture holders elected not to rescind the purchase of their securities. The Company paid an aggregate amount of approximately $12,000 of principal and interest to these two individuals in connection with the rescission offer.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the consolidated financial statements of the Company and the notes thereto included elsewhere in this Report on Form 10-KSB. The discussion in this section of this Report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, those discussed in "Risk Factors" and those discussed elsewhere in this Report on Form 10-KSB.

         Overview


         The Company's business is connecting physicians, home health agencies and nursing homes via electronic medical records ("EMR") products and services. The Company has developed a systems solution that transforms the EMR into an interactive document. This paperless communication between the provider and physician is achieved through electronic order and signature software, that can be layered onto Internet communications, enterprise systems, databases, and other technology. The physician can review the EMR and return to the provider, with signatures, through this paperless system. The software also allows the physician to electronically track and bill for Care Plan Oversight ("CPO"); the time a physician can bill per month per patient. Many physicians overlook the CPO billings, primarily due to the increased paperwork to manually track the billing. DocLink automatically tracks the time spent and produces reports that can be used as the source document for billing. The Company has several other products in development, two of which are Internet products which involve increased regulations in home health agencies and nursing homes derived from the Outcomes Assessment Information Set ("OASIS").

         Results of Operations

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

         Revenues in fiscal year 1999 were $192,708 compared to $253,869 in fiscal 1998. The decrease in revenue was primarily attributable to the closings of many home health care agencies in the Company's primary markets, Texas and Louisiana. These closings were caused by changes in the Medicare home health payment system as implemented due to the Balanced Budget Amendment of 1997. As a result of this amendment, Congress instituted the Interim Payment System for home health agencies, which eventually forced many providers out of business.

         Operating expenses were $970,258 in fiscal 1999 compared to $357,189 in fiscal 1998. The increase in operating expenses was primarily attributable to the increase in salaries and marketing expenses from the ramp up of sales support to increase the visibility and use of the DocLink product. The increase was also attributable to acquisition costs of the public shell of approximately $206,000 and professional fees of approximately $85,000.

         Interest expense in the year ended December 1999 was $74,583 compared to $32,676 in 1998 due to increased borrowings from long-term debt incurred in September 1999 to fund increased marketing of the Company's products.

         Liquidity and Capital Resources

         The Company's operations in fiscal 1998 through September 1999 were funded through cash from operations and a bank line of credit. In September 1999, the Company raised $1.2 million in long-term debt to increase the marketing and visibility of its core product, DocLink. As of March 2000, each of the individual debenture holders may convert these notes into the Company's common stock.

         The Company has a line of credit at a bank in the amount of $400,000 which is currently fully borrowed. The line of credit was due in March 2000 and was subsequently reissued with a maturity date of October 2001.

         The Company has limited cash resources and intends to raise additional capital through convertible notes and the issuance of preferred stock or additional common stock. The Company believes the additional capital will allow it to continue its marketing efforts in its core products and develop the new browser based version of DocLink. The availability of cash through such resources is not assured and if the Company is not able to raise enough cash to complete these goals, the outcome would be uncertain.

         The consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern. The Company sustained net operating losses of $851,678 and $127,872 during the years ended December 31, 1999 and 1998, respectively, and has accumulated losses through December 31, 1999 of $1,177,590. Cash used in operating activities for the same periods aggregated $735,809 and $107,837, respectively. Total liabilities at December 31, 1999 of $1,848,001 exceed total assets of $670,411. The Company's continued existence depends upon the success of management's efforts to raise additional capital necessary to meet the Company's obligations as they come due and to obtain sufficient capital to execute its business plan. There can be no degree of assurance given that the Company will be successful in completing additional financing transactions.

         The consolidated financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or classification of liabilities which may result from the inability of the Company to continue as a going concern.

         New Accounting Standards

         The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") during the fiscal year ended December 31, 1998. SFAS 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions about how to allocate resources and assess performance. The Company has only one operating segment at December 31, 1999 and 1998.

         In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133", which establishes accounting and reporting standards for derivative instruments. SAS No. 137 is effective for all fiscal quarters for all fiscal years beginning after June 15, 2000. The adoption of SFAS 137 is not expected to have a significant impact on the Company's results of operations.

         Inflation

         The Company believes that inflation generally has not had a material impact on its operations or liquidity to date.

ITEM 7. FINANCIAL STATEMENTS

     The consolidated financial statements of the Company are included herein on pages F-1 to F-13.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company reported a change in its principal independent accountants on a Form 8-K filed with the Securities and Exchange Commission on March 13, 2000, and a Form 8-K/A filed on March 24, 2000. There were no disagreements with the Company's former principal independent accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of disagreement

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The following table sets forth the age and position of each of the Company's executive officers, directors and key employees:

Name                   Age   Position
----                   ---   --------
Marion Robert Rice      47   Chief Executive Officer, President and Director

Andy W. McBee           41   Assistant Secretary and Director

Donald Deshotels        31   Director

     Mr. Rice has served as Chief Executive Officer, President and as a director of Link.com since September, 1999. From July 1993 until May 1999, Mr. Rice was a co-founder, Chairman of the Board and Director of Centratex Support Services, a health care consulting firm. Mr. McBee has served as a director and assistant secretary of Link.com since March 10, 2000. Mr. McBee was a co-founder of Centratex Support Services, along with Mr. Rice, and has served as president of such company since June, 1993. Mr. Deshotels has been a director of Link.com since March 10, 2000. From June 1996 until May 11, 1999, he was the chief technical officer for Venture Information Systems, a software development firm. From April 1992 to June 1996, he held several positions with Lewis Computer Services, a software development firm in Baton Rouge, Louisiana.

     In connection with the Company's reorganization in September 1999, the existing officers and directors of the Company resigned and were replaced by the current slate of officers and directors. No compensation was paid by the Company during the last three fiscal years to such former directors and officers.

     The Company is not aware of involvement in any legal proceedings by its directors or executive officers during the past five years that are material to an evaluation of the ability or integrity of such director or executive officer.

     The Company does not have standing audit, nominating or compensation committees of the Board of Directors or committees performing similar functions. No meetings of the Board of Directors were held during the year ended December 31, 1999. All actions were held by unanimous written consent.

     No reporting person failed to file on a timely basis reports required by section 16(a) of the Exchange Act since such reporting persons became subject to such reporting requirements during 1999, except each of Marion Robert Rice, Andy Wade McBee, Donald Deshotels and
Sandra Denise Deshotels each failed to timely file Form 3s during the year 1999.

ITEM 10. EXECUTIVE COMPENSATION

                                           ANNUAL COMPENSATION                  LONG-TERM COMPENSATION
                                           -------------------                  ----------------------
                                                                                      COMMON SHARES
                                                                      RESTRICTED        UNDERLYING        ALL OTHER
                                                       OTHER         STOCK AWARDS     OPTIONS GRANTED    COMPENSATION
                                                       ANNUAL        ------------     ---------------    ------------
NAME AND POSITION     YEAR      SALARY     BONUS    COMPENSATION         ($)             (# SHARES)
-----------------     ----      ------     -----    ------------
Marion Robert Rice,   1999        $13,333   -0-          -0-             -0-                -0-               -0-
President and CEO     1998        -0-       -0-          -0-             -0-                -0-               -0-
(1)                   1997        -0-       -0-          -0-             -0-                -0-               -0-

Andy McBee            1999        $13,333   -0-          -0-             -0-                -0-               -0-
(2)                   1998        -0-       -0-          -0-             -0-                -0-               -0-
                      1997        -0-       -0-          -0-             -0-                -0-               -0-

Donald Desholtels     1999        $10,096   -0-          -0-             -0-                -0-               -0-
(3)                   1998        -0-       -0-          -0-             -0-                -0-               -0-
                      1997        -0-       -0-          -0-             -0-                -0-               -0-


(1) Mr. Rice has served as President and Chief Executive Officer of Link.com Inc. since its reorganization in September, 1999. Mr. Rice's salary figure for 1999 includes $8,333 of accrued salary through December 31, 1999.

(2) Mr. McBee has served as a director and Assistant Secretary since March 10, 2000. Mr. McBee's salary figure for 1999 includes $8,333 of accrued salary through December 31, 1999.

(3)  Mr. Deshotels has served as a director since March 10, 2000.


     The directors were not paid any monetary compensation for serving on the Board of Directors. From time to time, we may engage certain members of the board of directors to perform services on our behalf. In such cases, we compensate the members for their services at rates no more favorable than could be obtained from unaffiliated parties.

     As permitted by Section 78.751 of the Nevada General Corporation Law, the Company's Certificate of Incorporation includes a provision that eliminates the personal liability of our directors for monetary damages for breach or alleged breach of their fiduciary duty as directors. In addition, as permitted by
Section 78.751 of the Nevada General Corporation Law, the Company's Bylaws provide that it may, in its discretion: (i) indemnify its directors, officers, employees and agents and persons serving in such capacities in other business enterprises (including, for example, its subsidiaries) at its request, to the fullest extent permitted by law; and (ii) advance expenses, as incurred, to its directors and officers in connection with defending a proceeding.

ITEM 11. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information regarding the beneficial ownership of the Company's common stock as of March 24, 2000 by (i) each of our directors, (ii) each of our Executive Officers, (iii) each person who is known by us to own beneficially more than 5% of the common stock and (iv) all directors and officers as a group. All share numbers reflect the 1- for -4.5 reverse stock split, effective as of April 3, 2000.

--------------------------------------------------------------------------------


Name (1)                                               Number of Shares      Percentage
----                                                   ----------------      ----------
Marion Robert Rice                                            3,532,225          31.79%
Andy Wade McBee                                               2,389,446           21.5%
Donald Deshotels                                              1,199,917           10.8%
Sandra Denise Deshotels                                       1,199,917           10.8%
Sheila Kay Hemphill                                           1,558,334          14.03%
Phil White                                                      509,056           4.58%
All directors and officers as group (3 persons) (2)           8,321,505           74.9%


(1) The address for each of the above individuals is 201 East Main Street, Brady, Texas 78625, except for Mr. and Mrs. Deshotels whose address is 8200 Cameron Road, Suite 170, Austin, Texas 78729.

(2) Includes 1,199,917 shares held by Sandra D. Deshotels, the wife of Mr. Deshotels.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On September 20, 1999, the Company entered into an Agreement and Plan of Reorganization (the "Reorganization Agreement") with Link.com, Inc., a privately-held Nevada corporation, and the shareholders of such entity, including, among others, Marion Robert Rice, Andy McBee and Donald Deshotels. The Reorganization Agreement provided for the issuance of 10,388,898 shares of the Company's Common Stock in exchange for all of the outstanding shares of the privately-held company. The transaction resulted in a change of control of the Company and the election of the Company's current management. See Item 1-"Business--The Reorganization" above.

      The Company's principal executive office is located in Brady, Texas in approximately 2,000 square feet of leased office space shared with Centratex, Inc., which is a company owned by Marion Robert Rice, the Company's Chief Executive Officer, Andy McBee, a director of the Company. The Company has an oral month-to-month lease for a total of $2,000 per month, which is paid $500 to each of Marion Robert Rice and Andy McBee as rent and $1,000 to Centratex, Inc. for shared services provided to the Company. As of December 31, 1999, the Company had paid $2,500 to each of Messrs. Rice and McBee under such arrangement.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

     The following Exhibits are incorporated by reference to the filing or are included following the Index to Exhibits.

Number            Description

3.1       Articles of Incorporation of the Company(1)

3.2       Articles of Amendment to Articles of Incorporation

3.3       Bylaws of Company(1)

4.1       Form of Debenture Agreement with Conversion Privileges

10.1 Lease Agreement, dated November 3, 1999, by and between Texas Townhouse and Condominium Association, Inc. and Link.com, Inc.

10.2 Sublease, dated February 1, 2000, by and between GTECH Corporation, a Delaware corporation (as sublandlord) and Link.com, Inc. (as subtenant).

10.3 Assignment and Assumption Agreement, effective as of August 31, 1999, by and between Venture Information Systems, LLC, a Texas limited liability company and Link.com, Inc., a Nevada corporation.

10.4 Assignment and Assumption Agreement, effective as of August 31, 1999, by and between National Healthcare Information Systems, LLC, a Texas limited liability company and Link.com, Inc., a Nevada corporation.

10.5 Promissory Note, dated April 30, 2000, by and between Link.com, Inc. and the Commercial National Bank of Brady, in the amount of $400,000.00.

16.1      Letter on Changes in Certifying Accountants(2)

21.1      Subsidiaries of the Company

23.1      Signed Audit Report From King Griffin & Adamson P.C.(3)

27.1      Financial Data Schedule

27.2      Financial Data Schedule Restated
-----------------

(1) Incorporated by reference to the Company's original registration statement on Form 10-SB, filed with the Securities Exchange Commission on January 11, 1999, File No. 0-29804.

(2)  Incorporated by reference to the Company's Form 8-K/A, filed March 24,
     2000.

(3)  See page F-3.

(b) REPORTS ON FORM 8-K

     On March 13, 2000, the Company filed a Form 8-K to report a change in the Company's principal independent accountants to King Griffin & Adamson P.C., and the Company filed a Form 8-K/A on March 24, 2000 to include a letter from the Company's former principal independent accountants regarding such change in auditors.



                      [THIS SPACE INTENTIONALLY LEFT BLANK]

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 LINK.COM, INC.



Date:  April 14, 2000            By:   /s/ MARION ROBERT RICE
                                      ------------------------------------------
                                           Marion Robert Rice,
                                           President and CEO

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                                   TITLE                                       DATE SIGNED
----                                   -----                                       -----------

By: /s/ MARION ROBERT RICE             Director, CEO and President (Principal      April 14, 2000
   ------------------------            Executive, Financial and Accounting
   Marion Robert Rice                  Officer)


By: /s/ ANDY W. McBEE                  Director and Assistant Secretary            April 14, 2000
   ------------------------
   Andy W. McBee


By: /s/ DONALD DESHOTELS               Director                                    April 14, 2000
   ------------------------
   Donald Deshotels




     Supplemental information to be Furnished with Reports Filed Pursuant to
Section 15(d) of the Exchange Act by Non-Reporting Issuers: Not Applicable.

                      Consolidated Financial Statements and
               Report of Independent Certified Public Accountants


                         LINK.COM, INC. AND SUBSIDIARIES
                     (Formerly Center Star Gold Mines, Inc.)

                           December 31, 1999 and 1998

                         LINK.COM, INC. AND SUBSIDIARIES
                     (Formerly Center Star Gold Mines, Inc.)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                            Page
                                                                                            ----

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS..........................................F-3

CONSOLIDATED FINANCIAL STATEMENTS

   Consolidated Balance Sheets at December 31, 1999 and 1998................................F-4

   Consolidated Statements of Operations for the years ended December 31, 1999 and 1998.....F-5

   Consolidated Statement of Changes in Shareholders' Deficit for the years ended
      December 31, 1999 and 1998............................................................F-6

   Consolidated Statements of Cash Flows for the years ended December 31, 1999 and 1998.....F-7

   Notes to Consolidated Financial Statements...............................................F-8

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
LINK.COM, INC.

We have audited the accompanying consolidated balance sheets of Link.com, Inc. (Formerly Center Star Gold Mines, Inc.) and Subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, changes in shareholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Link.com, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with generally accepted accounting principles.

As described in Note 3, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced recurring losses and has liabilities significantly in excess of assets at December 31, 1999. Additionally, the Company has generated negative cash flows from operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Unless the Company obtains additional financing, it will not be able to meet its obligations as they come due and it will be unable to execute its long-term business plan. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                        /S/ KING GRIFFIN & ADAMSON P.C.

                                            KING GRIFFIN & ADAMSON P.C.


Dallas, Texas
March 24, 2000, except for note 5, as to which the date is April 13, 2000

                         LINK.COM, INC. AND SUBSIDIARIES
                     (Formerly Center Star Gold Mines, Inc.)

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1999 and 1998


                                     ASSETS
                                                                        1999          1998
                                                                     -----------    ---------
Current assets
    Cash and cash equivalents                                        $   576,424    $   7,283
    Accounts receivable - trade, net of allowance for
      doubtful accounts of $30,864 and $11,165 in 1999
      and 1998, respectively                                              20,162       20,621
    Related party receivables                                             53,500       53,500
    Prepaid expenses                                                         175        2,437
                                                                     -----------    ---------

              Total current assets                                       650,261       83,841

Property and equipment, net                                               20,150       41,951

Deposits                                                                      --        2,437
                                                                     -----------    ---------

              Total assets                                           $   670,411    $ 128,229
                                                                     ===========    =========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

                                                                        1999          1998
                                                                     -----------    ---------
Current liabilities
    Bank overdraft                                                   $        --    $   2,059
    Line of credit                                                       400,000      410,000
    Payable to related parties                                           142,059       35,139
    Accounts payable                                                      10,000        3,107
    Accrued liabilities                                                   78,192        3,836
                                                                     -----------    ---------
              Total current liabilities                                  630,251      454,141
Long-term debt                                                         1,217,750           --
                                                                     -----------    ---------

              Total liabilities                                        1,848,001      454,141

Shareholders' deficit
    Common stock - $0.001 par value; 50,000,000 shares authorized,
      11,111,111 shares issued and outstanding at December 31,
      1999 and 1998                                                       11,111       11,111
    Additional paid-in capital (deficit)                                  (9,111)      (9,111)
    Receivable for the purchase of equity                                 (2,000)      (2,000)
    Accumulated deficit                                               (1,177,590)    (325,912)
                                                                     -----------    ---------

              Total shareholders' deficit                             (1,177,590)    (325,912)
                                                                     -----------    ---------

    Total liabilities and shareholders' deficit                      $   670,411    $ 128,229
                                                                     ===========    =========


The accompanying notes are an integral part of these consolidated financial statements.

                         LINK.COM, INC. AND SUBSIDIARIES
                     (Formerly Center Star Gold Mines, Inc.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the Years Ended December 31, 1999 and 1998


                                                                   1999            1998
                                                               ------------    ------------

Revenues                                                       $    192,708    $    253,869

Operating expenses                                                  970,258         357,189
                                                               ------------    ------------

         Operating loss                                            (777,550)       (103,320)

Interest income from related parties                                     --           4,937
Other income                                                            455           3,187
Interest expense                                                    (74,583)        (32,676)
                                                               ------------    ------------

         Net loss                                              $   (851,678)   $   (127,872)
                                                               ============    ============

Net loss per common share - basic and diluted                  $      (0.08)   $      (0.01)
                                                               ============    ============

Weighted-average number of common shares outstanding - basic
    and diluted                                                  10,592,701      10,388,898
                                                               ============    ============


The accompanying notes are an integral part of this consolidated financial statement.

                         LINK.COM, INC. AND SUBSIDIARIES
                     (Formerly Center Star Gold Mines, Inc.)

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
                 For the Years Ended December 31, 1999 and 1998


                                        Common Stock          Additional
                                    --------------------       Paid-in          Accumulated     Notes
                                      Shares     Amount    Capital (Deficit)      Deficit     Receivable     Total
                                    ----------   -------   -----------------    -----------   ----------  -----------

Balances at January 1, 1998            240,938   $   241       $ 433,464        $  (439,258)   $    --    $    (5,553)

    Issuance of common stock and
     recapitalization in reverse
     acquisition transaction        10,388,898    10,389        (447,647)           241,218     (2,000)      (198,040)

   Issuance of common stock
     for services                       36,831        37             626                 --         --            663

   Capital contributed by officer      444,444       444           4,446                 --         --          4,890

   Net loss for the year                    --        --              --           (127,872)        --       (127,872)
                                    ----------   -------       ---------        -----------    -------    -----------

Balances at December 31, 1998       11,111,111    11,111          (9,111)          (325,912)    (2,000)      (325,912)

   Net loss for the year                    --        --              --           (851,678)        --       (851,678)
                                    ----------   -------       ---------        -----------    -------    -----------

Balances at December 31, 1999       11,111,111   $11,111       $  (9,111)       $(1,177,590)   $(2,000)   $(1,177,590)
                                    ==========   =======       =========        ===========    =======    ===========


The accompanying notes are an integral part of these consolidated financial statements.

                         LINK.COM, INC. AND SUBSIDIARIES
                     (Formerly Center Star Gold Mines, Inc.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 1999 and 1998


                                                               1999          1998
                                                            -----------    ---------
Cash flows from operating activities
    Net loss from operations                                $  (851,678)   $(127,872)
    Adjustments to reconcile net loss to net cash used
      in operating activities:
      Depreciation                                               29,462       30,110
      Gain on sale of property and equipment                         --       (1,267)
      Bad debt expense                                           19,699       11,165
      Changes in operating assets and liabilities:
        Accounts receivable - trade                             (19,240)     (31,786)
        Related party receivables                                    --       22,059
        Prepaid expenses                                          2,262         (146)
        Accounts payable                                          6,893       (4,042)
        Accrued liabilities                                      74,356       (3,621)
        Deposits                                                  2,437       (2,437)
                                                            -----------    ---------
              Cash flows used in operating activities          (735,809)    (107,837)

Cash flows from investing activities
    Purchases of property and equipment                          (7,661)     (16,409)
    Proceeds from sale of equipment                                  --        4,472
                                                            -----------    ---------
              Cash flows used in investing activities            (7,661)     (11,937)

Cash flows from financing activities
    Borrowings on line of credit                                     --       88,500
    Payments on line of credit                                  (10,000)          --
    Borrowings on long-term debt                              1,217,750           --
    Payable to related parties                                  106,920       35,139
    Bank overdraft                                               (2,059)       2,059
                                                            -----------    ---------
              Cash flows provided by financing activities     1,312,611      125,698
                                                            -----------    ---------

Net increase in cash                                            569,141        5,924

Cash, beginning of year                                           7,283        1,359
                                                            -----------    ---------

Cash, end of year                                           $   576,424    $   7,283
                                                            ===========    =========

Supplemental disclosures for cash flow information:
    Cash paid during the year for:
      Interest                                              $    52,540    $  38,120
                                                            ===========    =========

      Income taxes                                          $        --    $      --
                                                            ===========    =========

Supplemental non-cash financing and investing activities:
      Receivable issued in exchange for equity              $        --    $   1,000
                                                            ===========    =========


The accompanying notes are an integral part of these consolidated financial statements.

                         LINK.COM, INC. AND SUBSIDIARIES
                     (Formerly Center Star Gold Mines, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 1999 and 1998


1. NATURE OF OPERATIONS

Link.com, Inc. (the "Company" or "Link"), a Nevada corporation, provides development, marketing, licensing, service, and support for software products which are designed for the healthcare industry. The Company, which is located in Texas, sells its software products to customers throughout the United States.

In September 1999, Link entered into a reverse acquisition agreement with Center Star Gold Mines, Inc. ("CSGM"), a publicly held "shell" Nevada Corporation. CSGM purchased 100% of Link's shares in a tax-free reorganization. CSGM issued 10,388,898 shares of CSGM $0.001 par value common stock in exchange for all of the outstanding shares of Link. For accounting purposes, the acquisition of Link by CSGM is treated as a recapitalization of Link with Link as the acquirer (a reverse acquisition). Accordingly, the historical financial statements prior to the reverse acquisition date included herein are those of Link and its predecessors, Venture Information Systems, LLC and National Health Care Information Systems, LLC. Subsequent to the reverse acquisition, the name of Center Star Gold Mines, Inc. was changed to Link.com, Inc.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Link.com, Inc., Venture Information Systems, LLC, and National Health Care Information Systems, LLC. All significant intercompany transactions and balances have been eliminated in consolidation.

Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

The Company extends unsecured credit in the normal course of business to virtually all of its customers. Management has provided an allowance for doubtful accounts which reflects its opinion of amounts which may ultimately become uncollectible. In the event of non-performance of accounts receivable, the maximum exposure to the Company is the recorded amount shown on the balance sheet.

Property and Equipment

Property and equipment are carried at cost. Expenditures for maintenance and repairs are charged directly against income. Major renewals and betterments are capitalized.

Depreciation on property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from 3 to 5 years.

                         LINK.COM, INC. AND SUBSIDIARIES
                     (Formerly Center Star Gold Mines, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 1999 and 1998


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Software Development Costs

Costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are capitalized in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed". Because the Company believes that its current process for developing software is essentially completed concurrently with the establishment of technological feasibility, no software development costs have been capitalized as of December 31, 1999.

Federal Income Taxes

The Company provides for income taxes under the asset and liability approach. This method requires that deferred tax assets and liabilities be recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Prior to August 31, 1999, the predecessor companies operated as limited liability companies; therefore, they were not subject to federal income taxes. Accordingly, federal income taxes are not reflected in the accompanying financial statements prior to that date.

Revenue Recognition

The Company recognizes revenue from software sales at the time of product shipment, or in accordance with terms of licensing contracts. Maintenance and service revenue are recognized ratably over the contractual period or as the services are provided. Advance billings are recorded as deferred revenue.

Loss Per Common Share

Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the year. Diluted loss per common share is computed by dividing the net loss by the weighted-average number of common shares outstanding plus the number of additional shares that would have been outstanding if potentially dilutive securities had been issued. As of December 31, 1999 and 1998, the Company did not have any potentially dilutive securities.

                         LINK.COM, INC. AND SUBSIDIARIES
                     (Formerly Center Star Gold Mines, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 1999 and 1998


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107 "Disclosure About Fair Value of Financial Instruments", requires disclosure about the fair value of all financial assets and liabilities for which it is practicable to estimate. At December 31, 1999 and 1998 the carrying value all of the Company's accounts receivable, accounts payable and accrued liabilities approximate fair value because of their short term nature.

Lines of credit and long term-debt carrying values approximate fair values based on the borrowing rates currently available to the Company for loans with similar terms.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements

The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") during the fiscal year ended December 31, 1998. SFAS 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions about how to allocate resources and assess performance. The Company has only one operating segment at December 31, 1999 and 1998.

In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133", which establishes accounting and reporting standards for derivative instruments. SFAS No. 137 is effective for all fiscal quarters for all fiscal years beginning after June 15, 2000. The adoption of SFAS 137 is not expected to have a significant impact on the Company's results of operations.


3. GOING CONCERN

The consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern. The Company sustained net operating losses of $851,678 and $127,872 during the years ended December 31, 1999 and 1998, respectively, and has accumulated losses at December 31, 1999 of $1,177,590. Cash used in operating activities for the same periods aggregated $735,809 and $107,837, respectively. Total liabilities at December 31, 1999 of $1,848,001 exceed total assets of $670,411. The Company's continued existence depends upon the success of management's efforts to raise additional capital necessary to meet the Company's obligations as they come due and to obtain sufficient capital to execute its business plan. The Company intends to obtain capital primarily through issuances of equity.

                         LINK.COM, INC. AND SUBSIDIARIES
                     (Formerly Center Star Gold Mines, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 1999 and 1998


3. GOING CONCERN (CONTINUED)

There can be no degree of assurance given that the Company will be successful in completing additional financing transactions.

The consolidated financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or classification of liabilities which may result from the inability of the Company to continue as a going concern.


4. PROPERTY AND EQUIPMENT

Property and equipment at December 31 consists of the following:

                                                               1999               1998
                                                            -----------       -----------

    Computer equipment                                      $    95,436       $    89,875
    Furniture and fixtures                                        3,811             1,711
                                                            -----------       -----------
                                                                 99,247            91,586
    Less accumulated depreciation                               (79,097)          (49,635)
                                                            -----------       -----------
                                                            $    20,150       $    41,951
                                                            ===========       ===========


Depreciation expense for the years ended December 31, 1999 and 1998 was $29,462 and $30,110, respectively.


5. LINE OF CREDIT

During September 1997, the Company entered into a revolving credit agreement with a financial institution which provides for borrowings of up to $400,000. Borrowings under the agreement bear interest at a variable rate equal to the prime lending rate in effect plus one percent (9.5% and 8.75% at December 31, 1999 and 1998, respectively). Principal and interest payments are due on demand, but if no demand is made, at maturity. The Company renewed the agreement during September 1999 extending the maturity date to March 2000. In April 2000, the line of credit was extended with a maturity date of October 2001. Outstanding borrowings under this agreement were $400,000 at December 31, 1999 and 1998.

Additionally, the Company had a $25,000 line of credit agreement with a financial institution, with interest at 9%, which matured on November 12, 1999. The balance due under this line of credit agreement was $10,000 at December 31, 1998.


6. LONG-TERM DEBT

Long-term debt at December 31, 1999 consists of convertible debentures. The debentures are convertible into cash or stock (or a combination of cash and stock) upon maturity. The maturity dates range from September, 2001 to November, 2001. These debentures are subject to an annual interest rate of 12% payable monthly through maturity. Upon conversion to common stock, the holder of the debenture will be given stock with an assigned value of $2.00 per share. (Also see Note 11)

                         LINK.COM, INC. AND SUBSIDIARIES
                     (Formerly Center Star Gold Mines, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 1999 and 1998


6. LONG-TERM DEBT (CONTINUED)

At December 31, 1999, scheduled maturities of long-term debt are as follows:

           2000                                $        --
           2001                                  1,217,750
                                               -----------

           Total future maturities             $ 1,217,750
                                               ===========


7. INCOME TAXES

At December 31, 1999 and 1998 deferred tax assets and liabilities are comprised of the following:

                                            1999        1998
                                          ---------    -------
Deferred tax assets
   Accounts receivable                    $  11,410    $    --
   Net operating loss                       248,063         --
                                          ---------    -------

               Total deferred tax asset     259,473         --

Less: Valuation allowance                  (259,473)        --
                                          ---------    -------

Net deferred tax asset                    $      --    $    --
                                          =========    =======


The deferred tax assets have a 100% valuation allowance due to the uncertainty of generating future taxable income.

A reconciliation of the Company's income tax provision with the amount of tax computed at the statutory rate for the years ended December 31, 1999 and 1998 is as follows:

                                                   1999           1998
                                                 ---------      --------

Income tax benefit at statutory rate             $ 289,571      $ 43,476
Loss allocable to limited liability companies      (58,785)      (43,476)
Changes in valuation allowance                    (259,473)           --
Other                                               28,687            --
                                                 ---------      --------
                                                 $      --      $     --
                                                 =========      ========

The Company has a net operating loss carryover of approximately $671,000 at December 31, 1999. The net operating loss carryover, which is subject to annual limitations as prescribed by the Internal Revenue Code, is available to offset the future taxable income through 2019.

8. LEASES

The Company leases its office facilities and office equipment under various non-cancelable operating lease agreements which expire through September 2002. Total rent expense associated with these leases was $49,662 and $53,804 for the years ended December 31, 1999 and 1998, respectively.

Future minimum lease payments under non-cancelable operating leases at December 31, 1999 are as follows:

                  2000                 $ 62,832
                  2001                   59,484
                  2002                   44,613
                                       --------
                  Total                $166,929
                                       ========

                         LINK.COM, INC. AND SUBSIDIARIES
                     (Formerly Center Star Gold Mines, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 1999 and 1998


9. RELATED PARTY TRANSACTIONS

During 1999 and 1998 the Company incurred liabilities to its shareholders for unpaid compensation. Total amounts accrued for unpaid compensation were $106,056 and $35,139 at December 31, 1999 and 1998, respectively.

The majority shareholders of the Company also own 100% of the stock of Centratex, Inc. ("Centratex"). During 1999, the Company incurred $36,003 in management fees payable to Centratex. These charges related to certain general and administrative cost allocations and salaries of Centratex personnel for the provision of services to the Company. Total amounts due to Centratex for management fees were $36,003 and $0 at December 31, 1999 and 1998, respectively. The Company rents one of its facilities from the shareholders on a month-to-month basis. The shareholders were paid $5,000 in rent for the year ended December 31, 1999.

Additionally, during 1998 the Company advanced $53,500 to a shareholder. This advance is non-interest bearing and there are no stated repayment terms. The receivable amount at December 31, 1999 and 1998 was $53,500. The Company intends to collect the entire balance in 2000.


10. BUSINESS AND CREDIT CONCENTRATIONS

At December 31, 1999 no customers accounted for 10% or more of revenues or accounts receivable. The Company had one customer that accounted for 10% of accounts receivable at December 31, 1998.

In addition, cash is maintained in financial institutions which, at times, may exceed Federal Deposit Insurance Corporation insured amounts. However, the Company mitigates its risk by assuring that cash is maintained in high quality credit institutions.

11. SUBSEQUENT EVENT

In March, 2000 the Company entered into a letter of understanding to purchase substantially all of the property, equipment and intellectual property of LuRo Associates, LLC in exchange for 145,000 shares of the Company's common stock and the assumption of certain lease and license obligations. The transaction is expected to close during the second quarter of 2000.

From August to December 1999, the Company issued an aggregate amount of $1,217,750 of Convertible Debentures to approximately 50 individuals. These securities were issued pursuant to an exemption from registration available under Section 4(2) of the Securities Act of 1933, as amended. However, management of the Company determined that such offering may have violated such registration requirements and, therefore, the Company made a rescission offer to the Debenture holders during the first quarter of 2000. In March 2000, the Company completed its rescission offer, and all but two of the Debenture holders elected not to rescind the purchase of their securities. The Company paid an aggregate amount of approximately $12,000 of principal and interest to these two individuals in connection with the rescission offer.

On September 23, 1999, the Board of Directors of the Company approved a reverse split of the outstanding common shares at the rate of one share for every 4.5 shares outstanding. Shareholders representing a majority of the outstanding shares of common stock approved such actions, subject to the notification of the shareholders as required by the rules and regulations of the Securities and Exchange Commission. The split became effective March 7, 2000. Share and per share data for all periods presented herein have been adjusted to give effect to the stock split.

                                 EXHIBIT INDEX

Number            Description
------            -----------
3.1       Articles of Incorporation of the Company(1)

3.2       Articles of Amendment to Articles of Incorporation

3.3       Bylaws of Company(1)

4.1       Form of Debenture Agreement with Conversion Privileges

10.1      Lease Agreement, dated November 3, 1999, by and between Texas
          Townhouse and Condominium Association, Inc. and Link.com, Inc.

10.2      Sublease, dated February 1, 2000, by and between GTECH Corporation, a
          Delaware corporation (as sublandlord) and Link.com, Inc. (as subtenant).

10.3 Assignment and Assumption Agreement, effective as of August 31, 1999, by and between Venture Information Systems, LLC, a Texas limited liability company and Link.com, Inc., a Nevada corporation.

10.4 Assignment and Assumption Agreement, effective as of August 31, 1999, by and between National Healthcare Information Systems, LLC, a Texas limited liability company and Link.com, Inc., a Nevada corporation.

10.5      Promissory Note, dated April 13, 2000, by and between Link.com, Inc.
          and the Commercial National Bank of Brady, in the amount of $400,000.00

16.1      Letter on Changes in Certifying Accountants(2)

21.1      Subsidiaries of the Company

27.1      Financial Data Schedule

27.2      Financial Data Schedule Restated

--------------------
(1) Incorporated by reference to the Company's original registration statement on Form 10-SB, filed with the Securities Exchange Commission on January 11, 1999, File No. 0-29804.
(2) Incorporated by reference to the Company's Form 8-K/A, filed
    March 24, 2000.