Form 10QSB
period 2000-03-31
LINK COM INC
filed 2000-05-15
CIK 18530

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                               -------------------

          FOR QUARTER ENDED MARCH 31, 2000 COMMISSION FILE NO. 0-29804

                                 LINK.COM, INC.
               (Exact name of registrant as specified in charter)


           NEVADA                                         82-0255758
--------------------------------------------------------------------------------
(State or other Jurisdiction                   (IRS Employer Identification No.)
      of Incorporation)



  201 EAST MAIN STREET, BRADY, TEXAS                        78625
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                  (Zip Code)


       Registrant's Telephone Number, Including Area Code: (915) 792-8400
                                                           --------------

              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES     NO  X
                                     ---    ---

As of April 10, 2000, there were 11,111,111 shares of common stock, $.001 par value, of the registrant issued and outstanding.

Transitional Small Business Disclosure Format (check one)

YES      NO  X
    ---     ---

                                 LINK.COM, INC.
                                 MARCH 31, 2000
                                      INDEX



                                                                                                     PAGE NO.
                                                                                                     --------
PART I    FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets (unaudited) as of March 31, 2000 and
                  December 31, 1999..................................................................   3

                  Consolidated Statements of Operations (unaudited) for the three months
                  ended March 31, 2000 and 1999 .....................................................   4

                  Consolidated Statements of Cash Flows (unaudited) for the three months
                  ended  March 31, 2000 and 1999.....................................................   5

                  Notes to Consolidated Financial Statements (unaudited).............................   6

         Item 2.
         Management's Discussion and Analysis of Financial Condition and Results of
         Operations..................................................................................   7

PART II   OTHER INFORMATION

         Item 1. Legal Proceedings...................................................................   8

         Item 2. Changes in Securities and Use of Proceeds...........................................   8

         Item 3. Defaults Upon Senior Securities.....................................................   8

         Item 4. Submission of Matters to a Vote of Security Holders.................................   8

         Item 5. Other Information...................................................................   8

         Item 6. Exhibits and Reports on Form 8-K....................................................   8


SIGNATURES...........................................................................................   9

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         LINK.COM, INC. AND SUBSIDIARIES
                     (Formerly Center Star Gold Mines, Inc.)

                           CONSOLIDATED BALANCE SHEETS
                MARCH 31, 2000 (UNAUDITED) AND DECEMBER 31, 1999

                                     ASSETS

                                                                      March 31,     December 31,
                                                                        2000           1999
                                                                     -----------    -----------
Current assets
    Cash and cash equivalents                                        $   119,165    $   576,424
    Accounts receivable - trade, net of allowance for doubtful accounts of $29,855 and $30,864 at March 31, 2000
      and December 31, 1999, respectively                                 25,314         20,162
    Related party receivables                                             53,500         53,500
    Other receivables                                                     22,826             --
    Prepaid expenses                                                         175            175
                                                                     -----------    -----------

              Total current assets                                       220,980        650,261

Property and equipment, net                                               21,012         20,150
                                                                     -----------    -----------

              Total assets                                           $   241,992    $   670,411
                                                                     ===========    ===========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
    Line of credit                                                   $   400,000    $   400,000
    Notes payable                                                        225,000             --
    Payable to related parties                                           142,059        142,059
    Accounts payable                                                      23,375         10,000
    Accrued liabilities                                                   79,235         78,192
                                                                     -----------    -----------

              Total current liabilities                                  869,669        630,251

Long-term debt, net of current maturities                              1,204,750      1,217,750
                                                                     -----------    -----------

              Total liabilities                                        2,074,419      1,848,001

Shareholders' deficit
    Common stock - $0.001 par value; 50,000,000 shares authorized,
      11,111,111 shares issued and outstanding at March 31, 2000
      and December 31, 1999                                               11,111         11,111
    Additional paid-in capital (deficit)                                  (9,111)        (9,111)
    Receivable for the purchase of equity                                 (2,000)        (2,000)
    Accumulated deficit                                               (1,832,427)    (1,177,590)
                                                                     -----------    -----------

              Total shareholders' deficit                             (1,832,427)    (1,177,590)
                                                                     -----------    -----------

    Total liabilities and shareholders' deficit                      $   241,992    $   670,411
                                                                     ===========    ===========


See notes to interim financial statements.

                         LINK.COM, INC. AND SUBSIDIARIES
                     (Formerly Center Star Gold Mines, Inc.)

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999


                                                                   2000            1999
                                                               ------------    ------------
Revenues                                                       $     48,014    $     66,533

Operating expenses                                                  656,819          80,554
                                                               ------------    ------------

         Operating loss                                            (608,805)        (14,021)

Other income                                                            498              --
Interest expense                                                    (46,530)         (8,630)
                                                               ------------    ------------

         Net loss                                              $   (654,837)   $    (22,651)
                                                               ============    ============

Net loss per common share - basic and diluted                  $      (0.06)   $      (0.00)
                                                               ============    ============

Weighted-average number of common shares outstanding - basic
    and diluted                                                  11,111,111      10,388,898
                                                               ============    ============


See notes to interim financial statements.
                                       4

                         LINK.COM, INC. AND SUBSIDIARIES
                     (Formerly Center Star Gold Mines, Inc.)

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999


                                                               2000         1999
                                                            ---------    ---------
Cash flows from operating activities
    Net loss                                                $(654,837)   $ (22,651)
    Adjustments to reconcile net loss to net cash used
      in operating activities:
      Depreciation                                             11,518        6,325
      Changes in operating assets and liabilities
        Accounts receivable - trade                            (5,152)     (25,408)
        Other receivables                                     (22,826)          --
        Prepaid expenses                                           --        2,437
        Accounts payable                                       13,375       (3,107)
        Accrued liabilities                                     1,043       27,360
        Deposits                                                   --        2,437
                                                            ---------    ---------
              Cash flows used in operating activities        (656,879)     (12,607)

Cash flows from investing activities
    Purchases of property and equipment                       (12,380)          --
                                                            ---------    ---------
              Cash flows used in investing activities         (12,380)          --

Cash flows from financing activities
    Payments on long-term debt                                (13,000)     (11,414)
    Borrowings on long-term debt                              225,000           --
    Payable to related parties                                     --       21,750
    Bank overdraft                                                 --       (2,058)
                                                            ---------    ---------
              Cash flows provided by financing activities     212,000        8,278
                                                            ---------    ---------

Net increase (decrease) in cash                              (457,259)      (4,329)

Cash, beginning of period                                     576,424        7,283
                                                            ---------    ---------

Cash, end of period                                         $ 119,165    $   2,954
                                                            =========    =========

Supplemental disclosures for cash flow information:
    Cash paid during the period for:
      Interest                                              $  36,533    $  16,088
                                                            =========    =========

      Income taxes                                          $      --    $      --
                                                            =========    =========


The accompanying notes are an integral part of these consolidated financial statements.

                         LINK.COM, INC. AND SUBSIDIARIES
                     (Formerly Center Star Gold Mines, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999


1.   BASIS OF PRESENTATION

The interim financial statements of Link.com, Inc. and Subsidiaries (the "Company" or "Link") at March 31, 2000, and for the three months ended March 31, 2000 and 1999, are unaudited, and include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation. The December 31, 1999 balance sheet was derived from the balance sheet included in the Company's audited financial statements as filed on Form 10-KSB for the year ended December 31, 1999.

The accompanying unaudited interim financial statements are for interim periods and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company's audited financial statements. The accompanying unaudited interim financial statements for the three months ended March 31, 2000, are not necessarily indicative of the results which can be expected for the entire fiscal year.

2.   GOING CONCERN

The consolidated financial statements for the year ended December 31, 1999 were prepared on the assumption that the Company will continue as a going concern. The Company's continued existence depends upon the success of management's efforts to raise additional capital necessary to meet the Company's obligations as they come due and to obtain sufficient capital to execute its business plan. The Company intends to obtain capital primarily through issuances of equity. There can be no degree of assurance given that the Company will be successful in completing additional financing transactions.

The consolidated financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or classification of liabilities which may result from the inability of the Company to continue as a going concern.

3.   CONVERTIBLE DEBENTURES

From August to December 1999, the Company issued an aggregate amount of $1,217,750 of convertible debentures to approximately 50 individuals. These securities were issued pursuant to an exemption from registration available under Section 4(2) of the Securities Act of 1933, as amended. However, management of the Company determined that such offering may have violated such registration requirements and, therefore, the Company made a rescission offer to the debenture holders during the first quarter of 2000. In March 2000, the Company completed its rescission offer, and all but two of the debenture holders elected not to rescind the purchase of their securities. The Company paid an aggregate amount of approximately $13,000 of principal and interest to these two individuals in connection with the rescission offer.

During the quarter ended March 31, 2000, the Company raised $225,000 in the form of a convertible note which is due in 90 days.

4.   STOCK SPLIT

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

FORWARD LOOKING STATEMENTS

     This Quarterly Report on Form 10-QSB contains certain "forward-looking" statements as such term is defined in the Private Securities Litigation Reform Act of 1995 and information relating to the Company and its subsidiaries that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect" and "intend" and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify foward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein and in other filings made by the company with the Securities and Exchange Commission. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.

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

     Results of Operations

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

     Revenues for the three months ended March 31, 2000 were $48,014 compared to $66,533 in the same period in 1999. The decrease in revenue was primarily attributable to the closings of many home health care agencies in the Company's primary markets, Texas and Louisiana. These closings were caused by changes in the Medicare home health payment system as implemented due to the Balanced Budget Amendment of 1997. As a result of this amendment, Congress instituted the Interim Payment System for home health agencies, which eventually forced many providers out of business. Management believes that there will continue to be adequate home health and other providers to use its software products in the future.

     Operating expenses were $656,819 for the three months ended March 31, 2000 compared to $80,554 for the three months ended March 31, 1999. The increase in operating expenses was primarily attributable to salaries and marketing expenses to expand the visibility and use of the DocLink product. The additional expenses were also related to the conversion of the original DocLink product to a browser based product.

     Interest expense for the quarter ended March 31, 2000 was $46,530 compared to $8,630 in 1999 due to borrowings from long-term debt incurred in September 1999 to fund increased marketing and product development of the Company's product lines.

     Liquidity and Capital Resources

     In September 1999, the Company raised $1.2 million in long-term debt to increase the marketing and visibility of its core product, DocLink. In March 2000, the Company raised $225,000 in the form of a convertible note due in ninety days. This note is convertible into Preferred Stock of the Company which is expected to be available in June 2000. Cash provided by these financings and from operations provided the funding for the period ended March 31, 2000. As of March 31, 2000, each of the individual debenture holders may convert these notes into approximately 600,000 shares of the Company's common stock.

     The Company has a line of credit at a bank in the amount of $400,000 which is currently fully borrowed. The line of credit has a maturity date of October 2001.

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

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)   EXHIBITS

27.1 Financial Data Schedule

b)   REPORTS ON FORM 8-K

On March 13, 2000, the Company filed a Form 8-K to report a change in the Company's principal independent accountants to King Griffin & Adamson P.C., and the Company filed a Form 8-K/A on March 24, 2000 to include a letter from the Company's former independent accountants regarding such change in auditors.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      LINK.COM, INC.
                                      (Registrant)




Date: May 15, 2000                    By: /s/ M. Robert Rice
                                          ------------------------------------
                                          M. Robert Rice, President and Chief
                                          Executive Officer (Principal Executive
                                          Officer)

                                  EXHIBIT INDEX


EXHIBIT
NUMBER         DESCRIPTION
------         -----------
 27.1          Financial Data Schedule