Form 10QSB
period 2000-06-30
ECLICKMD INC
filed 2000-08-15
CIK 18530

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                               -------------------

         FOR QUARTER ENDED JUNE 30, 2000     COMMISSION FILE NO. 0-29804

                                 eClickMD, INC.
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

                                            YES            NO  X
                                               ---            ---

As of August 7, 2000, there were 11,111,908 shares of common stock, $.001 par value, of the registrant issued and outstanding.

Transitional Small Business Disclosure Format (check one)

YES            NO  X
   ---            ---
                                 eClickMD, Inc.
                                  JUNE 30, 2000
                                      INDEX



                                                                                                        PAGE NO.
                                                                                                        --------

   PART I         FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets (unaudited) as of June 30, 2000 and
                  December 31, 1999                                                                           4

                  Consolidated Statements of Operations (unaudited) for the three months
                  ended June 30, 2000 and 1999                                                                5

                  Consolidated Statements of Operations (unaudited) for the six months
                  ended June 30, 2000 and 1999                                                                6

                  Consolidated Statements of Cash Flows (unaudited) for the six months
                  ended  June 30, 2000 and 1999                                                               7

                  Notes to Consolidated Financial Statements (unaudited)                                      8

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations                                                                                          11

PART II  OTHER INFORMATION

         Item 1. Legal Proceedings                                                                           14

         Item 2. Changes in Securities and Use of Proceeds                                                   14

         Item 3. Defaults Upon Senior Securities                                                             14

         Item 4. Submission of Matters to a Vote of Security Holders                                         14

         Item 5. Other Information                                                                           14

         Item 6. Exhibits and Reports on Form 8-K                                                            14


SIGNATURES                                                                                                   15

ITEM 1.  FINANCIAL INFORMATION

                         ECLICKMD, INC. AND SUBSIDIARIES
                   (Formerly Link.com, Inc. and Subsidiaries)
                     (Formerly Center Star Gold Mines, Inc.)

                           CONSOLIDATED BALANCE SHEETS
                 JUNE 30, 2000 (UNAUDITED) AND DECEMBER 31, 1999


                                     ASSETS

                                                                                    June 30,       December 31,
                                                                                      2000             1999
                                                                                  ------------     ------------
Current assets
    Cash and cash equivalents                                                     $     30,564     $    576,424
    Accounts receivable - trade, net of allowance for doubtful accounts of $43,730 and $30,864 at June 30, 2000
      and December 31, 1999, respectively                                               49,820           20,162
    Related party receivables                                                               --           53,500
    Prepaid expenses                                                                       175              175
                                                                                  ------------     ------------

              Total current assets                                                      80,559          650,261

Property and equipment, net                                                            137,765           20,150
                                                                                  ------------     ------------

              Total assets                                                        $    218,324     $    670,411
                                                                                  ============     ============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT
                      -------------------------------------

Current liabilities
    Line of credit                                                                $    400,000     $    400,000
    Current portion of debt                                                          1,031,800               --
    Payable to related parties                                                          88,556          142,059
    Accounts payable                                                                   107,698           10,000
    Accrued liabilities                                                                 56,187           78,192
                                                                                  ------------     ------------

              Total current liabilities                                              1,684,241          630,251

Long-term debt                                                                       1,204,750        1,217,750
                                                                                  ------------     ------------

              Total liabilities                                                      2,888,991        1,848,001

Shareholders' deficit
    Common stock - $0.001 par value; 50,000,000 shares authorized, 11,256,111 and 11,111,111 shares issued and outstanding at
      June 30, 2000 and December 31, 1999, respectively                                 11,256           11,111
    Additional paid-in capital (deficit)                                                60,008           (9,111)
    Receivable for the purchase of equity                                               (2,000)          (2,000)
    Accumulated deficit                                                             (2,739,931)      (1,177,590)
                                                                                  ------------     ------------

              Total shareholders' deficit                                           (2,670,667)      (1,177,590)
                                                                                  ------------     ------------

    Total liabilities and shareholders' deficit                                   $    218,324     $    670,411
                                                                                  ============     ============

See notes to interim financial statements.

                         ECLICKMD, INC. AND SUBSIDIARIES
                   (Formerly Link.com, Inc. and Subsidiaries)
                     (Formerly Center Star Gold Mines, Inc.)

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999




                                                                     2000             1999
                                                                 ------------      ------------

Revenues                                                         $     87,485      $     32,902

Operating expenses                                                   (951,407)          (87,454)
                                                                 ------------      ------------

         Operating loss                                              (863,922)          (54,552)

Other income                                                               77                --
Interest expense                                                      (45,660)           (8,805)
                                                                 ------------      ------------

         Net loss                                                $   (909,505)     $    (63,357)
                                                                 ============      ============

Net loss per common share - basic and diluted                    $      (0.08)     $      (0.01)
                                                                 ============      ============

Weighted-average number of common shares outstanding - basic
    and diluted                                                    11,112,704        11,111,111
                                                                 ============      ============


See notes to interim financial statements.

                         ECLICKMD, INC. AND SUBSIDIARIES
                   (Formerly Link.com, Inc. and Subsidiaries)
                     (Formerly Center Star Gold Mines, Inc.)

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999




                                                                     2000              1999
                                                                 ------------      ------------

Revenues                                                         $    135,499      $     99,436
Operating expenses                                                 (1,608,226)         (168,008)
                                                                 ------------      ------------

         Operating loss                                            (1,472,727)          (68,572)

Other income                                                              575                --
Interest expense                                                      (92,190)          (17,436)
                                                                 ------------      ------------

         Net loss                                                $ (1,564,342)     $    (86,008)
                                                                 ============      ============

Net loss per common share - basic and diluted                    $      (0.14)     $      (0.01)
                                                                 ============      ============

Weighted-average number of common shares outstanding - basic
    and diluted                                                    11,111,908        11,111,111
                                                                 ============      ============


See notes to interim financial statements.

                         ECLICKMD, INC. AND SUBSIDIARIES
                   (Formerly Link.com, Inc. and Subsidiaries)
                     (Formerly Center Star Gold Mines, Inc.)

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999



                                                                                        2000              1999
                                                                                    ------------      ------------
Cash flows from operating activities
    Net loss                                                                        $ (1,564,342)     $    (86,008)
    Adjustments to reconcile net loss to net cash used
      in operating activities:
      Depreciation                                                                         6,069            18,073
      Provision for doubtful accounts                                                     13,875                --
      Changes in operating assets and liabilities
        Accounts receivable - trade                                                      (59,362)           (1,799)
        Prepaid expenses                                                                      --             2,437
        Accounts payable                                                                  99,699            (1,537)
        Accrued liabilities                                                              (22,962)           36,961
                                                                                    ------------      ------------
Cash flows used in operating activities                                               (1,527,023)          (31,873)

Cash flows from investing activities
    Purchases of property and equipment                                                  (37,634)             (779)
                                                                                    ------------      ------------
              Cash flows used in investing activities                                    (37,634)             (779)

Cash flows from financing activities
    Payments on long-term debt                                                                --           (11,347)
    Borrowings on long-term debt                                                         838,800                --
    Proceeds from related parties                                                        126,497            41,750
    Advances to related parties                                                               --            (2,000)
    Payments received on advances to related parties                                      53,500                --
    Bank overdraft                                                                            --             3,092
                                                                                    ------------      ------------
              Cash flows provided by financing activities                              1,018,797            31,495
                                                                                    ------------      ------------

Net increase (decrease) in cash                                                         (545,860)           (1,157)

Cash, beginning of period                                                                576,424             7,283
                                                                                    ------------      ------------

Cash, end of period                                                                 $     30,564      $      6,126
                                                                                    ============      ============

Supplemental disclosures for cash flow information: Cash paid during the period for:
      Interest                                                                      $    105,073      $         --
                                                                                    ============      ============
      Income taxes                                                                  $         --      $         --
                                                                                    ============      ============
    Non-cash investing and financing activities:
      Purchase of Health Tech, Inc. with equity                                     $     69,264      $         --
                                                                                    ============      ============
      Equity issued in reverse merger transaction                                   $         --      $      2,000
                                                                                    ============      ============


See notes to interim financial statements.

                         ECLICKMD, INC. AND SUBSIDIARIES
                   (Formerly Link.com, Inc. and Subsidiaries)
                     (Formerly Center Star Gold Mines, Inc.)

         NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)


1.       BASIS OF PRESENTATION

The interim financial statements of eClickMD, Inc. and Subsidiaries (the "Company" or "eClick") at June 30, 2000, and for the three and six months ended June 30, 2000 and 1999, are unaudited, and include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation. The December 31, 1999 balance sheet was derived from the balance sheet included in the Company's audited financial statements as filed on Form 10-KSB for the year ended December 31, 1999. Certain amounts previously reported in prior interim financial statements have been reclassified to conform to the 2000 presentation.

The accompanying unaudited interim financial statements are for interim periods and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company's audited financial statements. The accompanying unaudited interim financial statements for the three and six months ended June 30, 2000 are not necessarily indicative of the results which can be expected for the entire fiscal year.


2.       GOING CONCERN

The consolidated financial statements for the year ended December 31, 1999 were prepared on the assumption that the Company will continue as a going concern. The Company's continued existence depends upon the success of management's efforts to raise additional capital necessary to meet the Company's obligations as they come due and to obtain sufficient capital to execute its business plan. The Company intends to obtain capital primarily through issuances of equity. Additionally, the Company intends to renew its line of credit agreement. There can be no degree of assurance given that the Company will be successful in completing additional financing transactions.

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

5.       SHORT TERM DEBT

From January to June 2000, the Company issued an aggregate amount of $1,031,800 of convertible notes payable to approximately 10 individuals. The notes, which bear interest at 10%, have original maturity dates of three to twelve months and expire through May 2001. The notes will be convertible into preferred shares of the Company.


6.       ACQUISITION

On June 30, 2000, the Company acquired certain assets of Health Tech, Inc., a developer of financial and accounting software which is designed for the health care industry and is located in Hartland, Michigan. Total consideration for the acquisition was 145,000 shares of common stock. The book value of assets acquired and liabilities assumed (which is estimated to approximate fair market value) resulted in net operating assets of $97,537. The acquisition has been accounted for under the purchase method of accounting.

Unaudited pro forma financial information for the three and six months ended June 30, 2000 and 1999 as though the acquisition had occurred January 1, 1999 is as follows:


                                                2000                              1999
                                    -----------------------------     -----------------------------

                                      3 months         6 months         3 months         6 months
                                       ended             ended            ended            ended
                                    ------------     ------------     ------------     ------------

Revenues                            $    108,735     $    177,999     $     77,759     $    189,150
                                    ============     ============     ============     ============
Net income (loss)                   $   (941,381)    $ (1,626,361)    $   (132,942)    $   (225,178)
                                    ============     ============     ============     ============
Basic earnings (loss) per share     $      (0.08)    $      (0.15)    $      (0.01)    $      (0.02)
                                    ============     ============     ============     ============

7.       SUBSEQUENT EVENT

During the third quarter of 2000, convertible debentures representing approximately $1,045,000 elected to convert at $1.75 per share into approximately 600,000 shares of the Company's common stock.

During the third quarter of 2000, pursuant to a written consent in Lieu of Special Meeting of Shareholders, dated May 26, 2000, the following actions went into effect:

         a) The Company's name was charged from "Link.com, Inc." to "eClickMD, Inc;"

         b)  The Company's capital stock was increased to 65,000,000 shares; and

         c) A series of Company "blankcheck" preferred stock consisting of 15,000,000 preferred shares was established.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Forward Looking Statements

         This Quarterly Report on Form 10-QSB contains "forward-looking" statements as such term is defined in the Private Securities Litigation Reform Act of 1995 and information relating to the Company and its subsidiaries that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect" and "intend" and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein and in other filings made by the company with the Securities and Exchange Commission, based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.


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

         Results of Operations

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

         Revenues for the three months ended June 30, 2000 were $87,485 compared to $32,902 in the same period in 1999. The increase in revenue was primarily attributable to the increases in marketing activity in the first and second quarters of 2000. The Company has undertaken new marketing efforts to major home health agencies after a number of its clients closed in fiscal

1999. These closings were caused by changes in the Medicare home health payment system as implemented due to the Balanced Budget Amendment of 1997. As a result of this amendment, Congress instituted the Interim Payment System for home health agencies, which eventually forced many providers out of business. Management believes that there will continue to be adequate home health and other providers to use its software products in the future.

         Operating expenses were $951,407 for the three months ended June 30, 2000 compared to $87,454 for the three months ended June 30, 1999. The increase in operating expenses was attributable to salaries and marketing expenses to expand the visibility and use of the DocLink product. Significant additional expenses were also incurred from the planned conversion of the Company's main product, DocLink to a browser based product.

         Interest expense for the quarter ended June 30, 2000 was $45,660 compared to $8,805 in 1999 due to borrowings from long-term debt incurred in September 1999 to fund increased marketing and product development of the Company's product lines.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

         Revenues for the six months ended June 30, 2000 were $135,499 compared to $99,436 in the same period in 1999. The increase in revenue was primarily attributable to increased sales in the second quarter as discussed above.

         Operating expenses were $1,608,226 for the six months ended June 30, 2000 compared to $168,008 for the six months ended June 30, 1999. Again, the increases are directly attributable to the increases in marketing and development activities to expand the capabilities and markets of the Company's primary product, DocLink. During the period, the Company added offices in Austin, Texas and Nashville, Tennessee and hired management to support the expected growth in revenue and product offerings.

         Interest expense for the six months ended June 30, 2000 was $92,190 compared to $17,436 in 1999 due to borrowings from long-term debt incurred in September 1999 to fund increased marketing and product development of the Company's product lines.



         Liquidity and Capital Resources

         In September 1999, the Company raised $1.2 million in long-term convertible debentures to increase the marketing and visibility of its core product, DocLink. In March 2000, the Company raised $225,000 in the form of a convertible note due in ninety days. Also, in the quarter ended June 30, 2000, the Company raised approximately $807,000 in similar convertible notes with maturities ranging from ninety days to one year. Such notes are convertible into Preferred Stock of the Company which became available in June 2000. Cash provided by these financings and from operations provided the funding for the period ended June 30, 2000. As of July 31, 2000, approximately 85% of the individual debenture holders had agreed to convert these notes into approximately 600,000 shares of the Company's common stock.

         The Company has a line of credit at a bank in the amount of $400,000 which is currently fully borrowed. The line of credit has a maturity date of October 2001.

         The Company has limited cash resources and intends to raise additional capital through convertible notes and the issuance of preferred stock or additional common stock. The Company believes the additional capital will allow it to continue its marketing efforts in its core products and develop the new browser based version of DocLink. The availability of cash through such resources is not assured and if the Company were not able to raise enough cash to complete these goals, the outcome would be uncertain.

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

None.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Pursuant to a Written Consent in Lieu of Special Meeting of Shareholders, dated May 26, 2000, the following actions were taken with 7,989,061 (representing approximately 72% of the outstanding voting capital stock of the Company) shares voting in favor of such actions:

             a) The Company's name was changed from "Link.com, Inc." to "eClickMD, Inc;"

             b) The Company's capital stock was increased to 65,000,000 shares; and

             c) A series of Company "blankcheck" preferred stock consisting of 15,000,000 preferred shares was established.


ITEM 5.       OTHER INFORMATION

None.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

a)   EXHIBITS

10.1 Agreement for Purchase of Assets dated February 29, 2000 between LURO Associates, L.L.C. and Link.com, Inc.

27.1     Financial Data Schedule

b)   REPORTS ON FORM 8-K

None.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 eClickMD, INC.
                                  (Registrant)




Date:    August 14, 2000    By:  /s/ M. ROBERT RICE
                                 ---------------------------------------------
                                 M. Robert Rice, President and Chief Executive
                                 Officer (Principal Executive
                                 Officer)

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                        DESCRIPTION
-------                       -----------


10.1     Agreement for Purchase of Assets dated February 29, 2000 between LURO
         ASSOCIATES, L.L.C. and Link.com, Inc.

27.1     Financial Data Schedule