Form 10QSB
period 2000-09-30
ECLICKMD INC
filed 2000-11-14
CIK 18530

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                   ----------

     FOR QUARTER ENDED SEPTEMBER 30, 2000      COMMISSION FILE NO. 0-29804

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

                              YES [ ]   NO [X]

As of November 10, 2000, there were 11,869,313 shares of common stock, $.001 par value, of the registrant issued and outstanding.

Transitional Small Business Disclosure Format (check one)

YES [ ]  NO [X]
                                 eCLICKMD, INC.
                               SEPTEMBER 30, 2000
                                      INDEX


                                                                                                         PAGE NO.
                                                                                                         --------
   PART I         FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets (unaudited) as of September 30, 2000 and
                  December 31, 1999                                                                           3

                  Consolidated Statements of Operations (unaudited) for the three months
                  ended September 30, 2000 and 1999                                                           4

                  Consolidated Statements of Operations (unaudited) for the nine months
                  ended September 30, 2000 and 1999                                                           5

                  Consolidated Statements of Cash Flows (unaudited) for the nine months
                  ended  September 30, 2000 and 1999                                                          6

                  Notes to Consolidated Financial Statements (unaudited)                                      7

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations                                                                                          10

PART II  OTHER INFORMATION

         Item 1. Legal Proceedings                                                                           13

         Item 2. Changes in Securities and Use of Proceeds                                                   13

         Item 3. Defaults Upon Senior Securities                                                             13

         Item 4. Submission of Matters to a Vote of Security Holders                                         13

         Item 5. Other Information                                                                           13

         Item 6. Exhibits and Reports on Form 8-K                                                            13


SIGNATURES                                                                                                   14

ITEM 1. FINANCIAL INFORMATION

                         eCLICKMD, INC. AND SUBSIDIARIES
                   (Formerly Link.com, Inc. and Subsidiaries)
                     (Formerly Center Star Gold Mines, Inc.)

                           CONSOLIDATED BALANCE SHEETS
              SEPTEMBER 30, 2000 (UNAUDITED) AND DECEMBER 31, 1999


                                     ASSETS

                                                                                         September 30,     December 31,
                                                                                             2000              1999
                                                                                         -------------     ------------
Current assets
    Cash and cash equivalents                                                             $     4,531      $   576,424
    Accounts receivable - trade, net of allowance for doubtful accounts of $27,068 and $30,864 at September 30, 2000
      and December 31, 1999, respectively                                                      62,547           20,162
    Related party receivables                                                                      --           53,500
    Prepaid expenses                                                                              175              175
                                                                                          -----------      -----------

              Total current assets                                                             67,253          650,261

Property and equipment, net                                                                   189,707           20,150
                                                                                          -----------      -----------

              Total assets                                                                $   256,960      $   670,411
                                                                                          ===========      ===========

                                                LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
    Line of credit                                                                        $   400,000      $   400,000
    Convertible notes payable                                                               1,736,100               --
Payable to related parties                                                                    133,556          142,059
    Accounts payable                                                                          227,870           10,000
    Accrued liabilities                                                                        93,486           78,192
                                                                                          -----------      -----------

              Total current liabilities                                                     2,591,012          630,251

Long-term debt                                                                                163,000        1,217,750
                                                                                          -----------      -----------

              Total liabilities                                                             2,754,012        1,848,001

Shareholders' deficit
    Common stock - $0.001 par value; 50,000,000 shares authorized, 11,869,313 and 11,111,111 shares issued and outstanding at
      September 30, 2000 and December 31, 1999, respectively                                   11,869           11,111
    Additional paid-in capital (deficit)                                                    1,121,949           (9,111)
    Receivable for the purchase of equity                                                      (2,000)          (2,000)
    Accumulated deficit                                                                    (3,628,860)      (1,177,590)
                                                                                          -----------      -----------

              Total shareholders' deficit                                                  (2,497,052)      (1,177,590)
                                                                                          -----------      -----------

    Total liabilities and shareholders' deficit                                           $   256,960      $   670,411
                                                                                          ===========      ===========


See notes to interim financial statements.

                         eCLICKMD, INC. AND SUBSIDIARIES
                   (Formerly Link.com, Inc. and Subsidiaries)
                     (Formerly Center Star Gold Mines, Inc.)

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


                                                                     2000              1999
                                                                 ------------      ------------
Revenues                                                         $    111,354      $     54,131
Operating expenses                                                   (931,445)         (321,711)
                                                                 ------------      ------------

         Operating loss                                              (820,091)         (267,580)

Other income                                                               13                --
Interest expense                                                      (66,850)          (14,249)
                                                                 ------------      ------------

         Net loss                                                $   (986,928)     $   (281,829)
                                                                 ============      ============

Net loss per common share - basic and diluted                    $      (0.08)     $      (0.03)
                                                                 ============      ============

Weighted-average number of common shares outstanding - basic
    and diluted                                                    11,256,111        11,111,111
                                                                 ============      ============


See notes to interim financial statements.

                         eCLICKMD, INC. AND SUBSIDIARIES
                   (Formerly Link.com, Inc. and Subsidiaries)
                     (Formerly Center Star Gold Mines, Inc.)

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                                                     2000              1999
                                                                 ------------      ------------
Revenues                                                         $    246,853      $    153,567
Operating expenses                                                 (2,539,671)         (489,719)
                                                                 ------------      ------------

Operating loss                                                     (2,292,818)         (336,152)

Other income                                                              588                --
Interest expense                                                     (159,040)          (31,685)
                                                                 ------------      ------------

         Net loss                                                $ (2,451,270)     $   (367,837)
                                                                 ============      ============
Net loss per common share - basic and diluted                    $      (0.22)     $      (0.03)
                                                                 ============      ============

Weighted-average number of common shares outstanding - basic
    and diluted                                                    11,159,444        11,111,111
                                                                 ============      ============


See notes to interim financial statements.

                         eCLICKMD, INC. AND SUBSIDIARIES
                   (Formerly Link.com, Inc. and Subsidiaries)
                     (Formerly Center Star Gold Mines, Inc.)

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999



                                                                                        2000             1999
                                                                                    -----------      -----------
Cash flows from operating activities
    Net loss                                                                        $(2,451,270)     $  (367,837)
    Adjustments to reconcile net loss to net cash used
      in operating activities:
      Depreciation and amortization                                                      20,225           23,157
      Provision for doubtful accounts                                                    23,875               --
      Issuance of stock in lieu of interest                                              20,797               --
      Changes in operating assets and liabilities (net of effects of acquisition)
        Accounts receivable - trade                                                     (82,092)           4,126
        Other assets                                                                      1,437
        Accounts payable                                                                217,870           43,545
Accrued liabilities                                                                      14,337           41,674
                                                                                    -----------      -----------

    Cash flows used in operating activities                                          (2,236,258)        (253,898)

Cash flows from investing activities
    Purchases of property and equipment                                                (103,732)            (779)
                                                                                    -----------      -----------
Cash flows used in investing activities                                                (103,732)            (779)

Cash flows from financing activities
    Borrowings on convertible notes payable                                           1,736,100               --
Borrowings on long-term debt                                                                 --          700,111
    Proceeds from related parties                                                        90,000          122,632
    Payments to related parties                                                         (98,503)              --
    Payments received on advances to related parties                                     53,500               --
    Payments of long term debt                                                          (13,000)          (3,887)
                                                                                    -----------      -----------
              Cash flows provided by financing activities                             1,768,097          818,856
                                                                                    -----------      -----------

Net increase (decrease) in cash                                                        (571,893)         564,179

Cash, beginning of period                                                               576,424            5,224
                                                                                    -----------      -----------

Cash, end of period                                                                 $     4,531      $   569,403
                                                                                    ===========      ===========

See notes to interim financial statements

Supplemental disclosures for cash flow information:
    Cash paid during the period for:
      Interest                                                                      $   141,176      $     3,129
                                                                                    ===========      ===========
      Income taxes                                                                  $        --      $        --
                                                                                    ===========      ===========
    Non-cash investing and financing activities:
        Conversion of debentures to stock                                           $ 1,041,750
                                                                                    ===========
      Purchase of Health Tech, Inc. with equity                                     $    69,264      $        --
                                                                                    ===========      ===========
      Equity issued in reverse merger transaction                                   $        --      $     2,000
                                                                                    ===========      ===========

See notes to interim financial statements.

                         eCLICKMD, INC. AND SUBSIDIARIES
                   (Formerly Link.com, Inc. and Subsidiaries)
                     (Formerly Center Star Gold Mines, Inc.)

         NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The interim financial statements of eCLICKMD, Inc. and Subsidiaries (the "Company" or "eClick") at September 30, 2000, and for the three and nine months ended September 30, 2000 and 1999, are unaudited, and include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation. The December 31, 1999 balance sheet was derived from the balance sheet included in the Company's audited financial statements as filed on Form 10-KSB for the year ended December 31, 1999. Certain amounts previously reported in prior interim financial statements have been reclassified to conform to the 2000 presentation.

The accompanying unaudited interim financial statements are for interim periods and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company's audited financial statements. The accompanying unaudited interim financial statements for the three and nine months ended September 30, 2000 are not necessarily indicative of the results which can be expected for the entire fiscal year.


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


3. CONVERTIBLE DEBENTURES

From August to December 1999, the Company issued an aggregate amount of $1,217,750 of convertible debentures to approximately 50 individuals. These securities were issued pursuant to an exemption from registration available under Section 4(2) of the Securities Act of 1933, as amended. The Company made a rescission offer to the debenture holders during the first quarter of 2000. In March 2000, the Company completed its rescission offer, and all but two of the debenture holders elected not to rescind the purchase of their securities. The Company paid an aggregate amount of approximately $13,000 of principal and interest to these two individuals in connection with the rescission offer. During the third quarter of 2000, convertible debentures representing approximately $1,042,000 elected to convert at $1.75 per share into approximately 600,000 shares of the Company's common stock.


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


5. CONVERTIBLE NOTES PAYABLE

From January to September 2000, the Company issued an aggregate amount of $1,736,100 of convertible notes payable to approximately 12 individuals. The notes, which bear interest at 10%, have original maturity dates of three to twelve months and expire through May 2001. The notes will be convertible into preferred shares of the Company.


6. ACQUISITION

On June 30, 2000, the Company acquired certain assets of Health Tech, Inc., a developer of financial and accounting software which is designed for the health care industry and is located in Hartland, Michigan. Total consideration for the acquisition was 145,000 shares of common stock. The book value of assets acquired and liabilities assumed (which is estimated to approximate fair market value) resulted in an increase in net operating assets of $97,537 (recorded at $69,264 after the writeoff of certain advances by the Company to Health Tech, Inc.). The acquisition has been accounted for under the purchase method of accounting.

Unaudited pro forma financial information for the three and nine months ended September 30, 2000 and 1999 as though the acquisition had occurred January 1, 1999 is as follows:


                                              2000                             1999
                                  ----------------------------     --------------------------
                                  three months     nine months     three months   nine months
                                      ended           ended            ended         ended
                                  ------------     -----------     ------------   -----------
Revenues                            $ 111,354      $   289,353      $  98,988        288,138
                                    =========      ===========      =========      =========
Net income (loss)                   $(886,928)     $(2,513,289)     $(351,414)     $(576,593)
                                    =========      ===========      =========      =========
Basic earnings (loss) per share     $   (0.08)     $     (0.22)     $   (0.03)     $   (0.05)
                                    =========      ===========      =========      =========


7. CORPORATE CHANGES

During the third quarter of 2000, pursuant to a Written Consent In Lieu of Special Meeting of Shareholders dated May 26, 2000, the following actions went into effect:

         a) the Company's name was changed from "Link.com, Inc." to "eCLICKMD, Inc.";

         b) the Company's authorized capital stock was increased to 65,000,000 shares; and

         c) a series of Company "blank check" preferred stock consisting of 15,000,000 preferred shares was established


8. COMMITMENTS AND CONTINGENCIES

Certain officers and employees who were previously employed were terminated during the fourth quarter of 2000. Several had employment contracts that provide for payments totaling approximately $600,000 upon termination. The Company is currently negotiating with certain employees and the outcome of such negotiations is unknown at this time.

9. EMPLOYMENT BENEFIT PLAN

On August 16, 2000 the Board of Directors and Shareholders of the Company approved the adoption of an employee stock option plan and a director stock option plan (the "Plan"). At September 30, 2000, the Company had reserved 2,500,000 shares for issuance under each of these plans. No options had been granted through September 30, 2000.

10. RELATED PARTY TRANSACTION

During the quarter ended September 30, 2000, the Company entered into a note agreement with its Chief Executive Officer, who is also a shareholder of the Company. This note provides for borrowing up to $155,000, bears interest at an annual rate of 10% and is due on demand. At September 30, 2000 the Company had borrowed $45,000 under this agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
         Forward Looking Statements

         This Quarterly Report on Form 10-QSB contains "forward-looking" statements as such term is defined in the Private Securities Litigation Reform Act of 1995 and information relating to the Company and its subsidiaries that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect" and "intend" and words or phrases of similar intent, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein and in other filings made by the company with the Securities and Exchange Commission, based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.


         Overview

         The Company's business is connecting physicians, home health agencies and nursing homes via electronic medical records ("EMR") products and services. The Company has developed a systems solution, called DocLink, that transforms the EMR into an interactive document. This paperless communication between the provider and physician is achieved through electronic order and signature software, which can be layered onto Internet communications, enterprise systems, databases, and other technology. The physician can review the EMR and return to the provider, with signatures, through this paperless system. The software also allows the physician to electronically track and bill for Care Plan Oversight ("CPO") the time a physician can bill per month per patient. Many physicians overlook the CPO billings, primarily due to the increased paperwork to manually track the billing. DocLink automatically tracks the time spent and produces reports that can be used as the source document for billing.

         Results of Operations

Three Months Ended September 30, 2000 compared to Three Months Ended September 30, 1999

         Revenues for the three months ended September 30, 2000 were $111,354 compared to $54,131 in the same period in 1999. The increase in revenue was primarily attributable to the increases in marketing activity in the first and second quarters of 2000. The Company has undertaken new marketing efforts to do business with major home health agencies after a number of its clients stopped doing business in fiscal 1999. These closings were caused by changes in the Medicare home health payment system as implemented due to the Balanced Budget Amendment of 1997. As a result of this amendment, Congress instituted the Interim Payment System for home health agencies, which eventually forced many providers out of business. Management believes that there will continue to be adequate home health and other providers to use its software products in the future.

Operating expenses were $931,445 for the three months ended September 30, 2000 compared to $321,711 for the three months ended September 30, 1999. The increase in operating expenses was attributable to salaries and marketing expenses to expand the visibility and use of the DocLink product. Significant additional expenses were also incurred from the planned conversion of the Company's main product, DocLink to a browser based product.

Interest expense for the quarter ended September 30, 2000 was $66,850 compared to $14,249 in 1999 due to borrowings from long-term debt incurred in September 1999 to fund increased marketing and product development of the Company's product lines.


Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

Revenues for the nine months ended September 30, 2000 were $246,853 compared to $153,567 in the same period in 1999. The increase in revenue was primarily attributable to increased sales in the second quarter as discussed above.

Operating expenses were $2,539,671 for the nine months ended September 30, 2000 compared to $489,719 for the nine months ended September 30, 1999. Again, the increases are directly attributable to the increases in marketing and development activities to expand the capabilities and markets of the Company's primary product, DocLink. During the period, the Company added offices in Austin, Texas and Nashville, Tennessee and hired management to support the expected growth in revenue and product offerings.

         Interest expense for the nine months ended September 30, 2000 was $159,040 compared to $31,685 in 1999 due to borrowings from long-term debt incurred in September 1999 to fund increased marketing and product development of the Company's product lines.


         Liquidity and Capital Resources

In September 1999, the Company raised $735,250 in long-term convertible debentures to increase the marketing and visibility of its core product, DocLink. In the nine months ended September 30, 2000, the Company raised a total of $1,736,100 in convertible notes with maturities ranging from ninety days to one year. Such notes are convertible into Preferred Stock of the Company which became available in June 2000. Cash provided by these financings provided the funding for the period ended September 30, 2000. During the third quarter of 2000, convertible debentures representing approximately $1,042,000 elected to convert at $1.75 per share into approximately 600,000 shares of the Company's common stock.

         The Company has a line of credit at a bank in the amount of $400,000 that is currently fully borrowed. The line of credit has a maturity date of October 2001.

         The Company has limited cash resources and intends to raise additional capital through convertible notes and the issuance of preferred stock or additional common stock. The Company believes the additional capital will allow it to continue its marketing efforts in its core products and develop the new browser based version of DocLink. The availability of cash through such resources is not assured and if the Company is not able to raise enough cash to complete these goals, the ability of the Company to continue in business will be uncertain.

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

                                     PART II

                                OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

None.

ITEM 2.       CHANGES IN SECURITIES
--------------------------------------------------------------------------------

         See Notes to Consolidated Interim Financial Statements Number 3:
"Convertible Debentures," which are incorporated herein by reference.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES
--------------------------------------------------------------------------------

None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

Pursuant to a Written Consent In Lieu of Special Meeting of Shareholders dated May 26, 2000, the following actions became effective with 7,989,061 (representing approximately 72% of the outstanding voting capital stock of the Company) Voting in favor of such actions:

         a) the company's name was changed from "Link.com, Inc." to "eClickMD, Inc.";

         b) the company's authorized capital stock was increased to 65,000,000 shares; and

         c) a series of Company "blank check" preferred stock consisting of 15,000,000 preferred shares was established.

ITEM 5.       OTHER INFORMATION
--------------------------------------------------------------------------------

None.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

a)   EXHIBITS

27.1     Financial Data Schedule

b)   REPORTS ON FORM 8-K

On July 17, 2000, the Company filed a Form 8-K to report the Company's acquisition of substantially all the assets of Luro Associates, L.L.C., a Michigan limited liability company.

On August 14, 2000 the company filed a Form 8-K/A to amend the Form 8-K filed on October 5, 1999. The purpose of such amendment was to file certain unaudited pro forma financial information related to (i) the Company's acquisition of National Health Care Information Systems, LLC, a Texas limited liability company and Venture Information Systems, LLC, a Texas limited liability company, and (ii) the subsequent reverse acquisition of Link.com by Center Star Gold Mines, Inc.

On September 13, 2000 the Company filed a Form 8-K/A to amend the Form 8-K filed on July 17, 2000, to report certain financial statements and pro forma financial information related to the Company's acquisition of substantially all the assets of Luro Associates, L.L.C., a Michigan limited liability company.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.


                               eCLICKMD, INC.
                               (Registrant)




Date:    November 14, 2000     By: /s/ M. ROBERT RICE
                                   ---------------------------------------------
                                   M. Robert Rice, President and Chief Executive Officer (Principal Executive
                                   Officer)

                               INDEX TO EXHIBITS

EXHIBIT                       DESCRIPTION
NUMBER
-------                       -----------
 27.1                         Financial Data Schedule