Form 10KSB
period 2000-12-31
ECLICKMD INC
filed 2001-04-02
CIK 18530

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2000

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-29804

                                 eClickMD, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                     NEVADA
         --------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   82-0255758
                     ---------------------------------------
                     (I.R.S. Employer Identification Number)

                    201 East Main Street, Brady, Texas 78625
                    ----------------------------------------
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (915) 792-8400
        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.001 PAR VALUE
                          -----------------------------
                                (Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Report on Form 10-KSB or any amendment to this Report on Form 10-KSB. ____

     The issuer's revenues for its most recent fiscal year ended December 31, 2000 were $332,980.

     The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the Registrant as of January 31, 2001 (based upon the average bid and asked price) was $5,984,247.

     Issuers involved in Bankruptcy Proceedings During the Past Five Years. Not Applicable.

     The number of shares of the issuer's Common Stock, par value $.001 per share, outstanding as of March 23, 2000 was 11,875,289, of which 1,994,749 shares were held by non-affiliates.

Documents Incorporated by Reference. Yes.

Transitional Small Business Issuer Format. Yes [ ]  No [X]

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

RISKS RELATED TO OUR HEALTHCARE ELECTRONIC SERVICES

     WE ARE ENGAGED IN A BUSINESS THAT PROVIDES HEALTHCARE ELECTRONIC COMMERCE SERVICES AND THAT ONLY RECENTLY BEGAN TO GENERATE REVENUES AND HAS INCURRED NET LOSSES SINCE INCEPTION. We began our current operations in the fall of 1999 upon the closing of our reorganization with Link.com, Inc., a privately-held Nevada corporation, which is now known as Link.com Opps, Inc. We were originally incorporated under the name Center Star Gold Mines, Inc. for the prior purpose of exploring commercial gold deposits, and we owned various unpatented mining claims near Grangeville, Idaho. We abandoned our last mining claim in 1995. Upon our reorganization with Link.com Opps, Inc., or the Reorganization, we changed our business to the healthcare e-commerce industry, specifically connecting physicians, home health agencies and nursing homes via electronic medical record ("EMR") products and services. In August 2000 we changed our name to eClickMD, Inc. ("the Company" or "eClickMD"). While we have developed or purchased and continue to develop several EMR products, we have not yet delivered some of our healthcare e-commerce services. We did not generate our first EMR revenues until the quarter ended September 30, 1999. As of December 31, 2000, we had an accumulated deficit of $4,696,589. We expect to continue to incur significant development, deployment and sales and marketing expenses in connection with our business and to continue to incur operating losses for at least the next two fiscal years. We may never achieve or sustain profitability. The provision of services using Internet technology in the healthcare e-commerce industry is a developing business that is inherently riskier than businesses in industries where companies have established operating histories.

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

     OUR BUSINESS PROSPECTS WILL SUFFER IF WE ARE NOT ABLE TO QUICKLY AND SUCCESSFULLY DEPLOY OUR EMR SYSTEMS AND PRODUCTS. We believe that our business prospects will suffer if we do not deploy our services quickly. We began allowing access to our Web-based EMR system in November of 2000 and intend to expand deployment of access to our Web-based EMR services during the year 2001, although there can be no assurance that we will be able to continue to do so during this time, or at all. In order to deploy our services, we must integrate our architecture with physicians', payers' and suppliers' systems. We will need to expend substantial resources to integrate our EMR systems with the existing computer systems of large healthcare organizations, home health care organizations and physicians. We have limited or no experience in doing so, and may experience delays in the integration process. These delays would, in turn, delay our ability to generate revenue from our services and may have a material adverse effect on our business, financial condition and operating results. Once we have deployed our EMR system, we may need to expand and adapt it to accommodate additional users, increased transaction volumes and changing customer requirements. This expansion and adaptation could be costly. We may be unable to expand or adapt our network infrastructure to meet additional demand or our customers' changing needs on a timely basis and at a commercially reasonable cost, or at all. Any failure to deploy, expand or adapt our system quickly could have a material adverse effect on the Company's business, financial condition and operating results.

     WE DO NOT CURRENTLY HAVE A SUBSTANTIAL CUSTOMER BASE AND OUR REVENUES WILL INITIALLY COME FROM A FEW PAYERS IN ONE GEOGRAPHIC MARKET. We currently do not have a substantial customer base. In addition, we expect that initially we will generate a significant portion of our revenue from providing our products and services in Texas, Louisiana, Mississippi, Alabama, North Carolina, Tennessee and Oklahoma. If we do not generate as much revenue in this market or from these payers as expected, our revenue will be significantly reduced, which would have a material adverse effect on our business, financial condition and operating results.

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

     OUR BUSINESS WILL SUFFER IF THE INTEGRITY AND SECURITY OF ITS SYSTEMS ARE INADEQUATE. If we are successful in delivering our Web-based healthcare e-commerce services, our business could be harmed if we or our present or future customers were to experience any system delays failures or loss of data. Although we intend to have safeguards for emergencies, the occurrence of a catastrophic event or other system failure at our facilities could interrupt our operations or result in the loss of stored data. In addition, we will depend on the efficient operation of Internet connections from customers to our systems. These connections, in turn, depend on the efficient operation of Web browsers, Internet service providers and Internet backbone service providers. In the past, Internet users have occasionally experienced difficulties with Internet and online services due to system failures. Any disruption in Internet access provided by third parties could have a material adverse effect on our business, financial condition and operating results. Furthermore, we will be dependent on hardware suppliers for prompt delivery, installation and services of equipment used to deliver our services.

     DESPITE THE IMPLEMENTATION OF SECURITY MEASURES, OUR INFRASTRUCTURE MAY BE VULNERABLE TO DAMAGE FROM PHYSICAL BREAK-INS, COMPUTER VIRUSES, PROGRAMMING ERRORS, ATTACKS BY HACKERS OR SIMILAR DISRUPTIVE PROBLEMS. A material security breach could damage our reputation or result in liability to us. We retain confidential customer information in our processing center and on our servers. An experienced computer user who is able to access our computer systems could gain access to confidential company information. Furthermore, we may not have a timely remedy to secure our system against any hacker who has been able to penetrate our system. Therefore, it is critical that our facilities and infrastructure remain and are perceived by the marketplace to be secure. The occurrence of any of these events could result in the interruption, delay or cessation of service, which could have a material adverse effect on our business, financial condition and operating results.

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

     o    cash and cash equivalents on hand,

     o    marketable securities,

     o    proceeds from new indebtedness, or

     o proceeds from the issuance of additional common stock, preferred stock, convertible debt or other securities

     The issuance of additional securities, including common stock, or other convertible securities could result in:

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

RISKS RELATED TO OUR FORMER GOLD MINING BUSINESS

     THE GOLD MINING ACTIVITIES OF CENTER STAR GOLD MINES, INC. CONDUCTED PRIOR TO THE REORGANIZATION ARE SUBJECT TO A NUMBER OF ENVIRONMENTAL LAWS AND REGULATIONS. We were incorporated under the laws of the State of Idaho on May 1, 1961, under the name Center Star Mines, Inc., for the primary purpose of exploring gold deposits. We changed our corporate name on May 15, 1962 to Center Star Gold Mines, Inc. We had owned various unpatented mining claims in Idaho from 1962 until the last mining claim was abandoned in 1995. Since 1995, we have been inactive in the gold mining business. However, the exploration, development and production of gold mines conducted in the United States are subject to local, state and federal regulations regarding environmental protection. All operations involving the exploration for or the production of minerals are subject to existing laws and regulations relating to exploration procedures, safety precautions, employee health and safety, air quality standards, pollution of water sources, waste materials, odor, noise, dust and other environmental protection requirements adopted by federal, state and local governmental authorities. Any environmental clean up obligations or other environmental violations relating to our prior gold mining activities would have a material adverse effect on our business, financial condition and operating results.

ITEM 1.  BUSINESS

     General

     eClickMD, Inc., formerly known as Link.com, Inc. and Center Star Gold Mines, Inc. (the "Company" or "eClickMD") was incorporated in Idaho in 1961, for the primary purpose of exploring for commercial gold deposits and operated under the name of Center Star Gold Mines, Inc. ("CSGM"). The Company had owned various unpatented mining claims near Grangeville, Idaho, from 1962 until the last mining claim was abandoned in 1995. The claims were abandoned because the

Company did not have adequate working capital in order to pay the annual maintenance fee of $100 per mining claim to the U.S. Bureau of Land Management. From 1995 until the reorganization with Link.com, Inc. the Company was inactive. During 1998 the Company changed its domicile to the State of Nevada and is now a Nevada Corporation, and effected a one-for-four reverse split of the outstanding shares of common stock effective on August 12, 1998.

     The Company's Business

     Link.com, Inc., a privately held Nevada corporation ("Link.com"), was co-founded by Marion Robert Rice and Andy W. McBee to develop Internet software products for use by physicians and other health care providers. This company was originally incorporated in Nevada on May 12, 1999 and reincorporated on September 15, 1999. On August 31, 1999, this company purchased the assets and liabilities of two entities: National Health Care Information Systems, LLC, a Texas limited liability company ("National Health Care") organized on November 4, 1998, and Venture Information Systems, LLC, a Texas limited liability company ("Venture Information"), organized on August 7, 1996. National Health Care was organized to develop a product known as scanware, which was designed to scan specific documents for clinical tracking of patient care and the financial reporting resulting from a patient's care. There have been limited sales of this product. Venture Information was created to develop and implement the Company's first software known as DocLink.

     The Reorganization

     On September 20, 1999, CSGM entered into an Agreement and Plan of Reorganization (the "Reorganization Agreement") with Link.com, Inc. Pursuant to the Reorganization Agreement, the shareholders of privately-held Link.com agreed to exchange 100% of the issued and outstanding shares of common stock, or 25,000 shares, in exchange for 10,388,898 shares of CSGM's common stock, par value $0.001 (the "Common Stock"). For accounting purposes, the acquisition of Link.com by CSGM is treated as a recapitalization of Link.com with Link.com as the acquiror (a reverse acquisition). Accordingly, the historical financial statements are those of Link.com and its predecessors, Venture Information and National HealthCare. Subsequent to the merger, the Board of Directors of CSGM approved a reverse split of the outstanding shares at the rate of one share for every 4.5 shares outstanding. The Board of Directors also approved a change of CSGM's name to Link.com, Inc. in September, 1999. Pursuant to a Written Consent in Lieu of a Special Meeting of Shareholders dated May 26, 2000, the following actions were taken: the Company's name was changed to eClickMD, Inc., and the Company's authorized capital stock was increased to 65,000,000 shares including a series of "blank check" preferred stock consisting of 15,000,000 shares.

     Industry Background

     Healthcare expenditures in the United States totaled approximately $1.0 trillion in 1996, representing a 6.7% compound annual increase since 1990. Principally technological advances have driven increases in healthcare costs in the healthcare industry and by the aging of the population, as older Americans utilize more healthcare resources on a per capita basis. This increasing trend in aggregate healthcare costs is expected to continue.

     In the past 15 years, the U.S. healthcare industry has undergone significant changes. Among the most significant of these changes has been a shift away from fee-for-service indemnity plans into health maintenance organizations, or HMOs, and other managed healthcare benefit plans. These payers have used a variety of managed care techniques to control administrative costs including, but not limited to, lowering reimbursement rates, shifting costs from payers to patients, restricting coverage for services, limiting access to a select group of providers, negotiating discounts with healthcare providers, case management functions, and shifting the economic risk for the delivery of care to providers through alternative reimbursement models, such as capitation and risk pools. While these techniques were initially helpful in controlling healthcare costs, the Company believes that these techniques have over time become less effective in reducing costs.

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

     Despite managed care initiatives, the cost of healthcare services delivery in the United States continues to rise. Increasing cost pressures, shifting financial risks, and consolidation/integration are forcing providers to find innovative ways to reduce costs and add revenue. The current need in healthcare for such solutions is well known. The Company believes that healthcare is an extremely transaction-intensive industry and is laden with inefficiency. It is estimated that between $0.25 and $0.40 of every healthcare dollar is spent on excessive administrative costs, the performance of redundant tests and the delivery of unnecessary care.

     Initially physician practice management software vendors entered the market with technological solutions to address some of the administrative and redundancy issues. The computerized version of a paper medical record, an EMR, emerged as one strategy for connectivity between providers with purported business benefits. Adoption of the EMR, however, has been slow due to the proliferation of disparate information systems that have made connecting providers an expensive and technologically volatile objective. Data and information remain buried in non-integrated systems in hundreds of thousands of facilities and physician offices across the country.

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

     The electronic health market is substantial. Industry reports estimate that market size for connectivity users is $250 billion to $400 billion in administrative costs; $5 to $10 billion in estimated transaction revenues.

     The Company serves as the utility that automates Care Plan Oversight ("CPO") billing reports thereby creating the mechanism for the physician to add CPO revenue to the physician's bottom line. According to a customer information survey by Health Care Finance Administration ("HCFA"), there were 154,992,259 total home health agency visits and 12,229,153 home health claims in 1998; however, the volume of physician CPO billing submitted does not appear to coincide with projected utilization. Demographic data indicates that Medicare patients are a large customer segment of the home care market. The industry experienced a 40% increase in Medicare enrollees receiving fee-for-service home health services between 1990 and 1997. For the same period, Medicare home health expenditures increased from $3.9 billion to an estimated $17.2 billion. Most of this increase in the rise in spending occurred as a result of the increase in visits, which increased from 70 million in 1990 to an estimated 270 million in 1997. Growth in the Medicare home health benefit between 1990 and 1996 can be attributed to specific court decisions, legislative expansions of the benefit, and to a number of socio-demographic trends. Home health utilization trends are projected to continue to increase. Reimbursement for any home health service rendered is tied to the physician oversight of care; therefore, any means that expedites the turn-around of physician orders directly impacts the home health agency's accounts receivable and cash flow.

     The E-Commerce Business

     Since the closing of the Reorganization, the Company has developed and intends to continue to develop software solutions for physicians and other providers, such as home health agencies, pharmacies, durable medical equipment providers, and nursing homes. The Company's initial product, DocLink, provides an electronic link between physicians and home health care agencies to expedite the processing of paperwork. The Company has developed an Internet-based healthcare network called ClickMD, which was released to customers beginning November 15, 2000. ClickMD was designed for interactive use by the users of the original DocLink product, as well as other providers that will benefit from the technology of a "paperless" and more streamlined paper and approval system utilizing digital and electronic signature technologies.

     The Company's business is connecting physicians, home health agencies and nursing homes via electronic medical records ("EMR") products and services. The Company has developed an online application service provider ("ASP") systems solution that transforms the EMR into a digital interactive document. This paperless communication between the provider and physician is achieved through electronic order and signature software that can be layered onto Internet communications, enterprise systems, databases, and other technology. The physician can review the EMR and return to the provider, with signatures, through this paperless system. The software also allows the physician to electronically track and bill for CPO; the time a physician can bill per month, per patient. Many physicians overlook and underutilize the CPO billings, primarily due to the increased paperwork to manually track the billing. The Company's ClickMD software automatically tracks the time spent and produces reports that can be used as the source document for billing.

     Our Products

     The Company has developed and intends to provide a broad range of Web-based healthcare electronic commerce services that will improve communication among physicians, suppliers, and other providers; however, there can be no assurance given that the Company will be successful in its development efforts. These services using Internet technology in the healthcare electronic commerce industry are subject to risks, including but not limited to those associated with competition from existing companies offering similar services, rapid technological change, development risks, management of growth and a minimal previous record of operations or earnings. For additional description of the risks inherent in the business of the Company, see "Risk Factors" above.

     On November 15, 2000, the Company released its Internet based ASP software product called ClickMD that enables health care providers to communicate and validate pertinent and private information to physicians and other ancillary providers while keeping the data secure and reducing costs typically incurred in the time and expenses to communicate such information manually. This product furnishes health care providers with a means to send doctor's orders (and other vital patient information) to a physician's office, where the orders would then be reviewed and authorized by the physician on his or her desktop computer. ClickMD allows a home care provider to scan in an order and send it to a physician. At the doctor's office, ClickMD alerts the physician with a "you've got mail" type icon, where the physician can read the order on the screen and affix his or her electronic signature by invoking a password. ClickMD automatically delivers the signed order back to the home care provider through the ASP and automatically prints the order to be stored in the paper chart. While the physician is reviewing orders, ClickMD can provide him or her with a timing routine, which also feeds a database that furnishes per-patient oversight billing reports.

     In summary, an ASP model allows the Company to centralize technological operations into a single, high capacity point of contact to customers through an Internet connection. Customers can begin utilizing the software by a simple login onto the Company's web interface and downloading a digital certificate and minimal software. All of the database functions and product features are available and accessed via an Industry standard web browser in a secure fashion. All associated patient, physician, agency and other relevant data and documentation is stored and accessed securely on and from the Company's databases.

     The Company's first product, DocLink, was released in January 1997. This product furnishes health care providers with a means to send doctor's orders (and other vital patient information) to a physician's office, where the orders would then be reviewed and authorized by the physician on his or her desktop computer. DocLink allows a home care provider to scan a medical order and send it to a physician. At the doctor's office, DocLink alerts the physician with a "you've got mail" type icon, where the physician can read the order on the screen and affix his or her electronic signature by invoking a password. DocLink automatically delivers the signed order back to the home care provider and automatically prints the order to be stored in the paper chart. While the physician is reviewing orders, DocLink can provide him or her with a timing routine, which also feeds a database that furnishes per-patient oversight billing reports.

     DocLink is a Microsoft Windows based application operational on currently available versions of Windows and provides an electronic link between doctors and home health care agencies to expedite the processing of paperwork. The electronic link consists of original documents that must be electronically sent to the physician, electronically signed by the physician, and returned to the provider. A health care company clicks on a graphical button on a Windows screen to scan a document into the software, and clicks on another graphical button to send the orders/documents to the physician for review. The physician logs into the system using his/her encrypted password and begins reading and signing the orders with electronic signature verification on the screen. Once completed, DocLink will automatically send this information back to the health care agency. The Company's services reduce administrative paperwork, resulting in savings for our clients and significantly expedite the reimbursement process, which directly results in a lower average number of outstanding accounts receivable days for our clients. Research has shown that most physicians and home health care agencies currently neglect this portion of the process due to the overwhelming difficulties and liabilities associated with the typical paper based process. Utilizing our software, what was previously a difficult and tedious process is now simplified and expedited into a significant income-producing component of a physician's business practice through implementation of the Care Plan Oversight billings.

     Medicare increased CPO billing rates between 17% and 22% for the year 2000 to get more physicians to bill and review documents coming from home health agencies. Many physicians overlook the CPO billings, primarily due to the increased paperwork to manually track the billing. In a research report prepared for the Massachusetts Medical Society regarding care plan oversight charges from Medicare, 89.8% of respondents do not submit these charges for payment. There is a significant relationship between physician specialty and whether or not a respondent submits this charge. However, a very low percentage of overall respondents submit this charge. When asked, "Why not?" the majority of respondents (57.6%) reported not being aware of this charge. Forty two percent (42.4%) reported "other" reasons. The verbatim responses indicate that the respondents do not submit this charge because: 1) the time required is not worth the compensation, 2) they are not paid even when they do submit the charge, and
3) insufficient time is spent on care plan oversight. Fear of audit and lack of billing system capability was also mentioned. Our software product, DocLink automatically tracks the time spent and produces reports that can be used as the source document for billing. DocLink solves these issues and has passed HCFA and OIG (Office of Inspector General) audits conducted by the Federal Government. Our browser based and significantly enhanced eClickMD product will incorporate this functionality as well as features only feasible from a browser based ASP solution.

     On June 30, 2000, the Company acquired certain assets of LuRo Associates, dba Health Tech, Inc., a developer of financial and accounting software designed for the health care industry. The Company continues to market and support LuRo's nursing home billing management software called Fact2000. The Company has one employee in Michigan who performs support and marketing duties in a home office environment.

     In September 1999 the Company launched its first Internet site with its first completely Web based application called Safe Haven. The software provides verification as to whether services rendered to a patient are eligible for reimbursement. Safe Haven is a Web-enabled product or service that was developed by the Company in conjunction with several clinical and administrative professionals in home health care to verify whether services rendered by a provider to a patient are eligible for reimbursement. In 1999, the HCFA implemented OASIS (the Outcomes Assessment Information Set). The program allows home health care providers to upload an OASIS file which is a project implemented by the HCFA. The primary focus of the project was to improve the quality of care in home health care. However, OASIS has become the financial determinant of reimbursement for home health care. OASIS determines eligibility for Medicare as well as appropriateness of care and actual payment rates. There are many instances in the assessment form that allows the home health care agency to contradict other portions of the assessment, albeit minor, thereby disallowing proper charges for payment. Safe Haven, as an audit tool is designed to discover such discrepancies before the information is sent to the state clinical regulatory agencies or HCFA. This allows changes to be implemented prior to the submission of the data, all performed in minutes, where a manual audit could take one to two hours.

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

     The Company has contracted with Inflow.net to house and maintain the Company's server-farm which hosts our ASP application. Inflow.net's MAX architecture begins with Inflow's direct connectivity to multiple Tier 1 backbones. Inside, Inflow has built a fully redundant, self-healing network, which consistently routes our customer traffic over the highest performance backbone. Inflow engineers will constantly monitor and upgrade this architecture to stay ahead of the bandwidth growth. If a backbone goes down, a local fiber gets cut or a hardware component fails, eClickMD's customers can still access the application through a sophisticated fail over system. Inflow will protect the network perimeter with a security product called Check Point FireWall-1TM, stateful inspection Internet firewall technology. Residing at the lowest software layer, FireWall-1TM inspects every packet that crosses our link to the Internet. A comprehensive inspection policy will significantly reduce the chances of unauthorized access to our data and applications. FireWall-1TM does not affect system performance and is transparent to authorized users and applications.

     Currently, the eClickMD products are licensed to approximately 300 physicians and 190 home health care agencies located in Texas, Louisiana, Mississippi, Alabama, and Oklahoma, North Carolina and South Carolina while Safe Haven is currently being used in several areas of the country. Physicians are charged a small monthly fee and home health care agencies are charged a base monthly rate. Typically, a rural home care agency has four to ten referring physicians with which it exchanges documents while an urban home care agency typically averages between twenty and thirty referring physicians. For the Company to reach a point of breakeven, it will need a customer base range of approximately 300 to 400 agencies and approximately 3,000 to 3,500 referring physicians. The Company's market penetration strategy is to engage the home care agency as a client in an area and then work directly with the agency to market to its current referring physicians.

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

     Intellectual Property

     Management believes that the eClickMD business model and software products are unique and patentable and the Company currently is working to secure patents and the appropriate trademarks. The Company has already received patent pending and trademark pending status on some of its current products and is currently filing for intellectual property protection of current and envisioned product developments and features. In October 2000 the Company was granted trademark protection to "ClickMD", the brand name of its primary product line. Six (6) provisional patents plus the original patent have been filed. However, no assurance can be given that any patent will be granted, that any patent granted will provide meaningful protection, or that any patent granted to the Company will not be found to infringe upon any patents granted to others.

     Marketing and Sales Strategy

     The Company's plan is to capitalize on the intersection of these market variables: physician desire for untapped revenue (CPO), increasing utilization of home health services and the home health agency's need to efficiently address payment issues.

     Physicians are proving reluctant to pay for services and even more unwilling to change practice patterns without compelling financial incentives. Lack of physician motivation to adopt and use new technology is a problem for the Company. By using an EMR to facilitate communications and automate the transactions that occur between the home health/nursing home and the physician office, the Company not only extends to the physician a cost-avoidance benefit of reduced administrative costs but, more importantly, it provides a means of enhancing physician revenue via the documentation of billable services. Management believes that these market inducements will overcome market resistance.

     The Company intends to build a national and regional sales force and to enter relationships organizations with entities that have existing sales divisions in the company's market space with the intent to develop a national following for the ClickMD product. The Company believes that the development of its Web-based ClickMD product will enjoy a quicker sales closing schedule with the increased availability to both doctors and home health care agencies, as well as other strategic users such as nursing homes and pharmacy providers. The Company also believes that additional sources of revenue will be available when the base of doctors on a Web-based platform exceeds a certain amount, especially due to the fact that the doctors themselves will be signing orders on their computers.

     The Company intends to pursue strategic relationships, including customer/vendor agreements, joint ventures and acquisitions. The Company believes that making strategic acquisitions and developing strategic industry relationships will enhance its ability to penetrate additional markets through new distribution channels and develop and provide additional services.

     The Company's sales and marketing strategies are focused in three primary areas: (i) creation of a sales force aimed toward nationwide accounts, (ii) a focus on distribution partners or other channel sales, and (iii) a team for direct sales and telephone sales support.

     The Company's targeted customer consists of home health and nursing home chains, home health associations as well as large physician practice management groups ("PPM") or well-organized independent physician associations ("IPA") and physician associations (national/state medical societies).

     Distribution partners and channel sales consist of a partner or value-added resellers ("VARs"), such as Apex, HCAA, and Chartwell with access to multiple customers with one transaction, or a distribution partner who will assume responsibility for the sale and roll-out of the product at a local or regional level.

     Technology

     The Company is currently designing software for the physician, long-term facilities and home health care agencies that will track patient conditions and assessments that generate verbal orders and standard form filings and billing functions. The Company believes that it can position products into the Internet medium to collect and distribute information, communication, interact and engage in commerce to overcome the historical technical barriers for connecting the participants in the health care industry. However, the Company can give no assurance that it will successfully develop these software products.

     The Company's core products will be available from industry standard Web browsers. The backend will consist of a series of Web servers that will store and read data from a Sequential ("SQL") database controlled by the Company. Physicians and other health care providers will be issued digital certificates from the Company that will allow them access to specific subsets of data (patients and documents) from the SQL database. Digital certificates will allow the Company to use secure socket layer ("SSL") between the browser and the Web server with firewall protection to provide maximum security for sensitive patient information. ClickMD allows providers to enter patient demographics and documents into on-line Web forms. These forms will be generated from standard Hypertext Markup Language ("HTML") pages and the data will be saved with attached security information in the SQL database. Many of the other basic features of ClickMD, such as reports, reviewing charts, email, and employee management can also be handled from the browser interface.

     The technology that the Company is developing has built-in security database elements in the system and maintains the required information to support all functions, including login, availability of data, user privileges, user activity and inactivity monitoring, access control, transaction routing, billing, and error messaging. The security database is being designed to address unauthorized disclosure of information, unauthorized modification of information, loss of data integrity, and denial of service. The company's system will employ a variety of techniques in order to provide a comprehensive and secure system, including 128-bit data encryption technology, firewall technology among all sub-networks throughout the system, and systems to immediately identify break-in attempts and automate lockouts if breaches are suspected. The system architecture is being designed to support redundant network infrastructure, web application, and database servers, system CPU's, and databases to scale to customers' ultimate needs. In addition, the system will work through any HTML browser supporting Java, ASP, VB and XML, which enable rapid deployment of product extensions without installation of new client software.

     The Company warrants its products for 60 days and provides customer support during normal business hours. Customer support includes but is not limited to procedural training and diagnostic assistance, installation assistance, low-level systems and operating system assistance as well as providing documentation on items described above.

     Competition

     The market for healthcare e-commerce is in an early stage and is undergoing rapid technological changes. Competitors may include traditional healthcare software vendors; electronic data interchange network providers, emerging e-commerce companies and other software developers. Two principal competitors of the Company are WebMD and Careinsite. These companies have been able to obtain physician market share by expending large amounts of cash, and these companies offer services that may be competitive with the Company's healthcare e-commerce services. Companies like WebMD and other emerging e-commerce companies offer a range of services that are competitive to the Company's services. Organizations that develop stand-alone healthcare software products may migrate into the healthcare e-commerce business. Due to a high demand for systems and application integration, the Company believes that it will share common customers with many of these organizations. The Company also believes that, in most instances, the Company's services are incremental and complementary applications to the existing services offered by these companies. Some of the Company's competitors have services that are currently in operation. Many of the Company's competitors also have greater financial, technological and marketing resources than the Company. Further, some of the Company's competitors have entered into strategic relationships that make them more competitive. See "Risk Factors" above.

     Government Regulation

     Participants in the healthcare industry are subject to extensive and frequently changing regulation at the federal, state and local levels. The Internet and its associated technologies are also subject to government regulation. Many existing laws and regulations, when enacted, did not anticipate the methods of healthcare e-commerce the Company is developing. The Company believes, however, that these laws and regulations may nonetheless be applied to the Company's healthcare e-commerce business. The Company believes that its products applicable regulations including HCFA and HIPPA Internet based medical e-commerce mandates. See "Risk Factors" above.

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

     Employees

     As of December 31, 2000, the Company had 18 full-time employees primarily located in two offices which include 4 persons in systems development and support, 6 persons in sales and customer support, 4 persons in accounting and billing and 4 persons performing administrative functions. The Company also utilizes several consultants providing marketing, technology and other operational services. The Company's ability to achieve its financial and operational objectives depends on the Company's ability to continue to attract, integrate, retain and motivate highly qualified technical and customer support personnel. A competitive environment exists for attracting such personnel. If the Company expands operations, additional employees may be necessary.

ITEM 2.  PROPERTIES

     The Company's principal executive office is located in Brady, Texas in approximately 2,000 square feet of leased office space shared with Centratex, Inc., which is a company owned by Marion Robert Rice, the Company's Chief Executive Officer, and Andy McBee, a director of the Company. The Company has an oral month-to-month lease for a total of $1,250 per month, which is paid $500 to each of Marion Robert Rice and Andy McBee as rent and $250 to Centratex, Inc. for shared services provided to the Company. The Company also maintains 7,000 square feet of leased office space in Austin, Texas under a sub-lease with GTECH Corporation (as sub-landlord) at a rate of $6,633 per month. This sublease expires on September 29, 2002. The Company believes that its facilities are adequate for the Company's current operations and that additional leased space can be obtained if needed.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     EMPLOYMENT BENEFIT PLAN. On August 16, 2000 the Board of Directors and Shareholders of the Company approved the adoption of an employee stock option plan and a director stock option plan (the "Plan"). At September 30, 2000, the Company had reserved 2,500,000 shares for issuance under these plans. 1,616,385 options had been granted through December 31, 2000 under the plans of which have 910,352 vested at December 31, 2000 and none have been exercised.

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

Consents were obtained from the holders of 72% of the outstanding voting capital stock, as of August 15, 2000.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Our Common Stock is traded on the National Quotation Bureau Pink Sheets. It is currently traded under the symbol "ECMD." The following table sets forth the range of high and low prices as reported on the National Quotation Bureau Pink Sheets for the periods indicated. The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. Prior to the last fiscal year, the Company has had minimal or no trading activity since 1995.

Fiscal Year 2000                      High              Low
- --------------------------------------------------------------
Quarter ended March 31                $-0-              $-0-
Quarter ended June 30                 $-0-              $-0-
Quarter ended September 30            $-0-              $-0-
Quarter ended December 31             $0.125            $0.125

     As of December 31, 2000, the Company had 1163 holders of record of its Common Stock.

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

     Overview

     The Company's business is connecting physicians, home health agencies and nursing homes via electronic medical records ("EMR") products and services. The Company has developed a systems solution that transforms the EMR into an interactive document. This paperless communication between the provider and physician is achieved through electronic order and signature software that can be layered onto Internet communications, enterprise systems, databases, and other technology. The physician can review the EMR and return to the provider, with signatures, through this paperless system. The software also allows the physician to electronically track and bill for Care Plan Oversight ("CPO"); the time a physician can bill payers for monthly administrative costs related to patient care. Many physicians overlook the CPO billings, primarily due to the increased paperwork to manually track the billing. ClickMD automatically tracks the time spent and produces reports that can be used as the source document for billing. The Company has several other products in development, two of which are Internet products which involve increased regulations in home health agencies and nursing homes derived from the Outcomes Assessment Information Set ("OASIS").

     Results of Operations

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

     On June 30, 2000, the Company acquired certain assets of LuRo Associates, dba Health Tech, Inc., a developer of financial and accounting software designed for the health care industry. Total consideration for the acquisition was 145,000 shares of common stock and forgiveness of advances previously made to LuRo. The book value of assets acquired and liabilities assumed (which is estimated to approximate fair market value) resulted in an increase in net operating assets of $97,537. The acquisition has been accounted for under the purchase method of accounting.

     Revenues in fiscal year 2000 increased 72.8% to $332,980 from $192,708 in fiscal 1999. The increase in revenue was primarily attributable to enhanced marketing activities of the Company's DocLink product, increased revenues attributable to the Company's SafeHaven software and additional revenues due to the acquisition of LuRo in June 2000. The Company's new internet-based ClickMD product, introduced in November 2000, contributed no material increase in revenues for the year ended December 31, 2000 as revenues recognized were attributable to conversion of DocLink customers to the new ClickMD platform.

     Cost of service increased 396% to $217,375 in fiscal year 2000 compared to $43,827 in fiscal 1999. The increase is primarily due to increased costs of co-location services and other internet-related costs associated with the ClickMD Internet product. Development costs increased 490% to $433,527 in fiscal 2000 from $73,473 in fiscal 1999, due primarily to compensation and related costs incurred developing the ClickMD Internet product. Selling, general and administrative costs increased 244% to $2,936,635 for the year ended December 31, 2000 from $852,958 for the year ended December 31, 1999. The increased costs are primarily attributable to the ramp up of sales support to increase the visibility and use of the ClickMD product as well as the addition of management personnel and increased occupancy and related expenses. Costs associated with the efforts to obtain sources of capital also contributed to this increase.

     Interest expense in the year ended December 31, 2000 was $265,034 compared to $74,583 in 1999. The 255% increase is due to increased borrowings from long-term and other convertible debt incurred to fund the development of the web based ClickMD ASP software application and increased marketing of the Company's products.

     Liquidity and Capital Resources

     During 2000 and 1999, the Company primarily financed its operations through private debt financings. During 2000, convertible notes payable bearing interest at 10% were issued totaling $1,841,000. The notes are convertible into common stock upon future issuance of equity securities. As of December 31, 2000, none of these notes payable had been converted to common stock.

     In September 1999, the Company raised $1.2 million in long-term debt through the sale of convertible debentures to increase the marketing and visibility of its core product, DocLink and to further develop its web based ClickMD product. As of December 31, 2000, all but $163,000 of these debentures including interest accrued thereon had converted into 619,178 shares of common stock.

     In October 2000, the Company borrowed $155,000 from an officer of the Company. The note, which bears interest at 10% matures in 2001.


     The Company has a line of credit at a bank in the amount of $400,000 that is currently fully borrowed. The line of credit was due in March 2000 and was reissued with a maturity date of October 2001. The line of credit was subsequently renewed with a maturity date of October 2002.

Increase in accounts payable of $866,802 from 1999 to 2000 is due to equipment purchases, amounts owed to consultants and overall increases in the operations of the company.

     The Company has limited cash resources and intends to raise additional capital through convertible debt and the issuance of preferred stock or additional common stock. The Company believes the additional capital will allow it to continue its marketing efforts in its core products and develop and market its the new browser based version of its product, ClickMD . The availability of cash through such resources is not assured and if the Company is not able to raise enough cash to complete these goals, the Company might be forced to limit its operations and marketing activities.

     Net cash used by operating activities for 2000 and 1999 was $2,326,268 and $735,809, respectively. The primary source of cash from operations was increased revenues collected for the DocLink software product offset by cash used for increased salaries and compensation, development costs, occupancy expenses, and financing and marketing related costs.

     Net cash used in investing activities was $358,558 in 2000, compared to $7,661 in 1999. The increase is primarily due to investments in computer equipment to support the development activities and infrastructure required by the ClickMD Internet product.

     Net cash provided by financing activities of $2,115,001 in 2000 and $1,312,611 in 1999 consists primarily of proceeds of private convertible debt.

     The consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern. The Company sustained net losses of $3,518,999 and $851,678 during the years ended December 31, 2000 and 1999, respectively, and has accumulated losses through December 31, 2000 of $4,696,589. Cash used in operating activities for the same periods aggregated $2,326,268 and $735,809, respectively. Total liabilities at December 31, 2000 of $3,878,915 exceed total assets of $505,949. The Company's continued existence depends upon the success of management's efforts to raise additional capital necessary to meet the Company's obligations as they come due and to obtain sufficient capital to execute its business plan. There can be no degree of assurance given that the Company will be successful in completing additional financing transactions.

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

ITEM 7.  FINANCIAL STATEMENTS

     The consolidated financial statements of the Company are included herein on pages F-1 to F-15.

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

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The following table sets forth the age and position of each of the Company's executive officers, directors and key employees:

Name                     Age     Position

Marion Robert Rice       47      Chief Executive Officer, President and Director

Andy W. McBee            41      Assistant Secretary and Director

Richard Corlin, MD       60      Director


     Marion Robert (Bob) Rice is a co-founder of eClickMD, Inc. and has served as our Chairman and Chief Executive Officer since September 1999. From 1993 to 1999 Mr. Rice was a co-founder and Chief Executive Officer of Centratex Support Services, Inc. a provider of homecare management consulting and billing services. In 1993 Mr. Rice also co-founded Brady Health Care Services, Inc. a corporation providing regional home care nursing services. In 1990, Mr. Rice founded Countywide Insurance, a regional all line insurance agency. In 1996, he co-founded and served as President of Venture Information, LLC as a software development company which developed the Company's original product, DocLink. In 1998, he founded and served as President of National Health Care Info Systems, LLC.

     Andy Wade McBee is a co-founder of eClickMD, Inc. and has served as a Director and Assistant Secretary since September 1999. In 1993 Mr. McBee was a co-founder of Centratex Support Services, Inc., a provider of homecare management consulting and billing services. From 1993 to the present, he serves as Director and President of Centratex Support Services, Inc. In 1996, he co-founded and served as Secretary of Venture Information, LLC as a software development company which developed the Company's original product, DocLink. Over the past twenty years Mr. McBee has been responsible for co-founding a number of companies primarily in the Health Care industry.

     Dr. Corlin has been a director of eClickMD since September 23, 2000. Richard F. Corlin, MD, a gastroenterologist in private practice in Santa Monica, California, was elected President-Elect of the American Medical Association
(AMA) in June 2000. Prior to becoming President-Elect, Dr. Corlin served as Speaker of the AMA's House of Delegates for five years. He has been active in the affairs of the AMA for the past twenty years, having served for nine years as a member and then Chair of the AMA Council on Long Range Planning and Development. In 1992, Dr. Corlin was invited by the Secretary of Health and Human Services, Dr. Louis Sullivan, to serve as a member of the Advisory Committee to the Director of the National Institute of Health. Dr. Corlin served as President of the California Medical Association (CMA) from 1992 to 1993, was Vice Speaker and Speaker of the CMA House of Delegates for nine years. He has been a member of its Board of Trustees for twelve years and chaired numerous committees of the CMA including the Finance Committee, the Liaison Committee to State

Hospital medical Staffs, and was an active member of the CMA Speakers Bureau on Tort Reform. Dr. Corlin is a graduate of Rutgers University, and received his MD degree from Hahnemann Medical College. Following residency training at Hahnemann, Dr. Corlin served as a Lt. Commander in the USPHS, Heart Disease and Stroke Control Program from 1968 to 1970, and then took a gastroenterology fellowship at UCLA. He is a fellow of the American College of Physicians, is a member of both the American Gastroenterology Association and the American Society of Internal Medicine, and is a Past President of the Southern California Society of Gastrointestinal Endoscopy. He is also the Chairman of the Audio Digest Foundation, and is an assistant clinical professor at the University of California, Los Angeles, School of Medicine. Dr. Corlin, resides in Santa Monica.

     In connection with the Company's reorganization in September 1999, the existing officers and directors of the Company resigned and were replaced by the current slate of officers and directors. The Company paid no compensation during the last three fiscal years to such former directors and officers. In August 2000, the Company's shareholders approved the 2000 Directors Stock Option Plan which designates options to purchase common stock to non-employee directors of the Company.

     The Company is not aware of involvement in any legal proceedings by its directors or executive officers during the past five years that are material to an evaluation of the ability or integrity of such director or executive officer.

     The Company does not have standing audit, nominating or compensation committees of the Board of Directors or committees performing similar functions.

Compliance with Section 16(a) of The Exchange Act.

     No reporting person failed to file on a timely basis reports required by section 16(a) of the Exchange Act since such reporting persons became subject to such reporting requirements during 2000. During 1999, Marion Robert Rice, Andy Wade McBee, Donald Deshotels and Sandra Denise Deshotels each failed to timely file Form 3s during the year 1999. These forms have since been filed.

ITEM 10. EXECUTIVE COMPENSATION

                          Annual Compensation                                     Long Term Compensation
                          -------------------                                     ----------------------
                                                                                      Common Shares
                                                       Other          Restricted        Underlying
                                                       Annual        Stock Awards    Options Granted      All Other
Name and Position       Year    Salary     Bonus    Compensation          ($)           (# Shares)      Compensation
- -----------------       ----    ------     -----    ------------          ---           ----------      ------------

Marion R. Rice (1)      2000    $90,000     -0-          -0-              -0-               -0-              -0-
Chairman,               1999    $13,333     -0-          -0-              -0-               -0-              -0-
President and CEO       1998    $ -0-       -0-          -0-              -0-               -0-              -0-

Andy W. McBee (2)       2000    $32,500     -0-          -0-              -0-               -0-              -0-
Asst. Secretary         1999    $13,333     -0-          -0-              -0-               -0-              -0-
Director                1998    $ -0-       -0-          -0-              -0-               -0-              -0-

Dr. Richard Corlin(3)   2000    $ -0-       -0-          -0-              -0-             100,000            -0-
Director                1999    $ -0-       -0-          -0-              -0-               -0-              -0-
                        1998    $ -0-       -0-          -0-              -0-               -0-              -0-


(1) Mr. Rice has served as President and Chief Executive Officer of eClickMD, Inc. since its reorganization in September, 1999. Mr. Rice's salary figure for 2000 includes $53,750 of accrued salary through December 31, 2000.

(2) Mr. McBee has served as a director and Assistant Secretary since September 1999.

(3) Dr. Corlin has served as a director since September 23, 2000. He holds options to purchase 100,000 shares of common stock issued pursuant to the Company's 2000 Directors Option Plan. The options have an exercise price of $0.15 per share and expire September 2005.

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

ITEM 11. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Company's common stock as of December 31, 2000 by (i) each of our directors, (ii) each of our Executive Officers, (iii) each person who is known by us to own beneficially more than 5% of the common stock and (iv) all directors and officers as a group. All share numbers reflect the 1- for -4.5 reverse stock split, effective as of April 3, 2000.

Name                                    Number of Shares      Percentage
- ----                                    ----------------      ----------
Marion Robert Rice                         3,532,225            29.75%
Andy Wade McBee                            2,389,446            20.12%
Donald Deshotels (2)                       1,199,917            10.10%
Sandra Denise Deshotels  (2)               1,199,917            10.10%
Sheila Kay Hemphill                        1,558,334            13.12%
Richard Corlin, MD (3)                       100,000               --%
All Directors and Officers as a Group      6,021,671

(1) The address for each of the above individuals is 201 East Main Street, Brady, Texas 78625, except for Mr. and Mrs. Deshotels whose address is 8200 Cameron Road, Suite 170, Austin, Texas 78754 and Richard Corlin, MD whose address is 1301 20th Street, Suite 280, Santa Monica, CA 90404.

(2) Includes 1,199,917 shares held by Sandra D. Deshotels, the wife of Mr. Deshotels.

(3) Includes options to purchase 100,000 shares of common stock granted under the Company's 2000 Director's Option Plan.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company's principal executive office is located in Brady, Texas in approximately 2,000 square feet of leased office space shared with Centratex, Inc., which is a company owned by Marion Robert Rice, the Company's Chief Executive Officer and Andy McBee, a director of the Company. The Company has a month-to-month lease for a total of $2,000 per month, which is paid $500 to each of Marion Robert Rice and Andy McBee as rent and $1,000 to Centratex, Inc. During 2000 and 1999, the Company received certain legal, administrative and accounting services from Centratex. During 2000 and 1999, Centratex charged $8,000 and 36,003 for these services. During the periods ended December 31, 2000 and 1999 respectively, the Company had paid $2,000 and $2,500 to each of Messrs. Rice and McBee under such arrangement. The Company purchased insurance products from a company owned by a shareholder of the Company, in the amounts of $4,241 for the year ended December 31, 2000. A note payable in the amount of $155,000 is payable to Mr. Rice at 10% with principal and interest due maturing in 2001 and is collateralized by intellectual property of the Company. (See Notes to Consolidated Financial Statements; Note J-Related Party Transactions)

PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     The following Exhibits are incorporated by reference to the filing or are included following the Index to Exhibits.

Number    Description

3.1       Articles of Incorporation of the Company (1)

3.2       Articles of Amendment to Articles of Incorporation

3.3       Bylaws of Company (1)

4.1       Form of Debenture Agreement with Conversion Privileges(2)

9.1 Employment agreement by and between eClickMD, Inc. and Marion Robert Rice, dated January 1, 2000.

10.1 Lease Agreement, dated November 3, 1999, by and between Texas Townhouse and Condominium Association, Inc. and Link.com, Inc.(2)

10.2 Sublease, dated February 1, 2000, by and between GTECH Corporation, a Delaware corporation (as sublandlord) and Link.com, Inc. (as subtenant) (2).

10.3 Assignment and Assumption Agreement, effective as of August 31, 1999, by and between Venture Information Systems, LLC, a Texas limited liability company and Link.com, Inc., a Nevada corporation. (2)

10.4 Assignment and Assumption Agreement, effective as of August 31, 1999, by and between National Healthcare Information Systems, LLC, a Texas limited liability company and Link.com, Inc., a Nevada corporation.
          (2)

10.5 Promissory Note, dated April 30, 2000, by and between Link.com, Inc. and the Commercial National Bank of Brady, in the amount of $400,000.00. (2)

10.6 Promissory note, dated October 18, 2000, by and between eClickMD, Inc. and Marion Robert Rice in the amount of 155,000.

16.1      Letter on Changes in Certifying Accountants (3)

21.1      Subsidiaries of the Company (2)

23.1      Signed Audit Report From King Griffin & Adamson P.C. (4)

(1) Incorporated by reference to the Company's original registration statement on Form 10-SB, filed with the Securities Exchange Commission on January 11, 1999, File No. 0-29804.

(2)  Incorporated by reference to the Company's Form 10-KSB, filed March 14,
2000.

(3)  Incorporated by reference to the Company's Form 8-K/A, filed March 24,
2000.

(4)  See page F-3.

(b)  REPORTS ON FORM 8-K

         No Reports in form 8-K were filed by the company during the Fourth quarter of the period covered by this report.

                      Consolidated Financial Statements and
               Report of Independent Certified Public Accountants

                         eClickMD, Inc. and Subsidiaries
                   (Formerly Link.Com, Inc. and Subsidiaries)
                     (Formerly Center Star Gold Mines, Inc.)

                           December 31, 2000 and 1999
                         eClickMD, Inc. and Subsidiaries
                   (Formerly Link.Com, Inc. and Subsidiaries)
                     (Formerly Center Star Gold Mines, Inc.)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS........................   F-1

CONSOLIDATED FINANCIAL STATEMENTS

   Consolidated Balance Sheets at December 31, 2000 and 1999..............   F-2

   Consolidated Statements of Operations for the years ended December 31,
      2000 and 1999.......................................................   F-4

   Consolidated Statement of Changes in Shareholders' Deficit for the
      years ended December 31, 2000 and 1999..............................   F-5

   Consolidated Statements of Cash Flows for the years ended December 31,
      2000 and 1999.......................................................   F-6

   Notes to Consolidated Financial Statements.............................   F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF eClickMD, INC.

We have audited the accompanying consolidated balance sheets of eClickMD, Inc. (Formerly Link.Com, Inc. and subsidiaries, formerly Center Star Gold Mines, Inc.) and Subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, changes in shareholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of eClickMD, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with generally accepted accounting principles.

As described in Note B, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced recurring losses and has liabilities significantly in excess of assets at December 31, 2000. Additionally, the Company has generated negative cash flows from operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Unless the Company obtains additional financing, it will not be able to meet its obligations as they come due and it will be unable to execute its long-term business plan. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                       KING GRIFFIN & ADAMSON P.C.

Dallas, Texas
March 19, 2001
                         eClickMD, Inc. and Subsidiaries
                   (Formerly Link.Com, Inc. and Subsidiaries)
                     (Formerly Center Star Gold Mines, Inc.)

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2000 and 1999

                                     ASSETS

                                                              2000         1999
                                                           ---------    ---------
CURRENT ASSETS
   Cash and cash equivalents                               $   6,599    $ 576,424
   Accounts receivable - trade, net of allowance for
      doubtful accounts of $31,451 and $30,864 in 2000
      and 1999, respectively                                  12,056       20,162
   Related party receivables                                      --       53,500
   Other current assets                                          351          175
                                                           ---------    ---------

            Total current assets                              19,006      650,261

PROPERTY AND EQUIPMNENT
   Computer equipment and software                           516,513       95,436
   Furniture and office equipment                             10,054        3,811
   Automobiles                                                20,823           --
   Accumulated depreciation and amortization                (141,459)     (79,097)
                                                           ---------    ---------
            Net property and equipment                       405,931       20,150

DEFERRED FINANCING FEES, net of accumulated amortization
   of $57,865 in 2000                                         81,012           --
                                                           ---------    ---------

TOTAL ASSETS                                               $ 505,949    $ 670,411
                                                           =========    =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         eClickMD, Inc. and Subsidiaries
                   (Formerly Link.Com, Inc. and Subsidiaries)
                     (Formerly Center Star Gold Mines, Inc.)

                     CONSOLIDATED BALANCE SHEETS - CONTINUED
                           December 31, 2000 and 1999

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

                                                                            2000           1999
                                                                        -----------    -----------
CURRENT LIABILITIES
   Bank overdraft                                                       $    37,240    $        --
   Line of credit                                                           400,000        400,000
   Current notes payable (including $155,000 to
      related parties)                                                      185,705             --
   Convertible notes and debentures - current maturities                  2,004,100             --
   Payable to related parties                                               169,174        142,059
   Customer deposits                                                         18,830             --
   Accounts payable                                                         876,802         10,000
   Accrued expenses                                                         187,064         78,192
                                                                        -----------    -----------
            Total current liabilities                                     3,878,915        630,251

Convertible notes and debentures, less current maturities                        --      1,217,750
                                                                        -----------    -----------
            Total liabilities                                             3,878,915      1,848,001

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
      Preferred stock - $0.001 par value; 15,000,000 shares authorized,
         no shares issued and outstanding                                        --             --
      Common stock - $0.001 par value; 50,000,000
         shares authorized, 11,875,289 and 11,111,111 shares issued
         and outstanding at December 31, 2000 and 1999, respectively         11,875         11,111
      Additional paid-in capital (deficit)                                1,313,748         (9,111)
      Receivable for the purchase of equity                                  (2,000)        (2,000)
      Accumulated deficit                                                (4,696,589)    (1,177,590)
                                                                        -----------    -----------

            Total shareholders' deficit                                  (3,372,966)    (1,177,590)
                                                                        -----------    -----------

      TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                       $   505,949    $   670,411
                                                                        ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         eClickMD, Inc. and Subsidiaries
                   (Formerly Link.Com, Inc. and Subsidiaries)
                     (Formerly Center Star Gold Mines, Inc.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the Years Ended December 31, 2000 and 1999

                                                                   2000            1999
                                                               ------------    ------------

REVENUES                                                       $    332,980    $    192,708

OPERATING EXPENSES
   Cost of services                                                 217,375          43,827
   Research and development expense                                 433,527          73,473
   Selling, general and administrative                            2,936,635         852,958
                                                               ------------    ------------
                                                                  3,587,537         970,258
                                                               ------------    ------------

         Operating loss                                          (3,254,557)       (777,550)

OTHER INCOME (EXPENSE)
         Other income                                                   592             455
         Interest expense                                          (265,034)        (74,583)
                                                               ------------    ------------

Loss before income taxes                                         (3,518,999)       (851,678)

Income tax provision                                                     --              --
                                                               ------------    ------------

NET LOSS                                                       $ (3,518,999)   $   (851,678)
                                                               ============    ============


Net loss per common share - basic and diluted                  $      (0.31)   $      (0.08)
                                                               ============    ============

Weighted-average number of common shares outstanding - basic
   and diluted                                                   11,337,908      10,592,701
                                                               ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         eClickMD, Inc. and Subsidiaries
                   (Formerly Link.Com, Inc. and Subsidiaries)
                     (Formerly Center Star Gold Mines, Inc.)

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
                 For the Years Ended December 31, 2000 and 1999


                                          Common Stock          Additional
                                     -----------------------      Paid-in      Accumulated      Notes
                                       Shares       Amount    Capital (Deficit)  Deficit      Receivable        Total
                                     ----------   -----------   -----------    -----------    -----------    -----------

Balances at December 31, 1998        11,111,111   $    11,111   $    (9,111)   $  (325,912)   $    (2,000)   $  (325,912)

   Net loss for the year                     --            --            --       (851,678)            --       (851,678)
                                     ----------   -----------   -----------    -----------    -----------    -----------

Balances at December 31, 1999        11,111,111        11,111        (9,111)    (1,177,590)        (2,000)    (1,177,590)

   Acquisition of LuRo assets           145,000           145        69,118             --             --         69,263

   Conversion of debentures and
      payment of accrued interest       619,178           619     1,082,943             --             --      1,083,562

   Issuance of stock options and
      warrants for services                  --            --       170,798             --             --        170,798

   Net loss for the year                     --            --            --     (3,518,999)            --     (3,518,999)
                                     ----------   -----------   -----------    -----------    -----------    -----------

Balances at December 31, 2000        11,875,289   $    11,875   $ 1,313,748    $(4,696,589)   $    (2,000)   $(3,372,966)
                                     ==========   ===========   ===========    ===========    ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         eClickMD, Inc. and Subsidiaries
                   (Formerly Link.Com, Inc. and Subsidiaries)
                     (Formerly Center Star Gold Mines, Inc.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 2000 and 1999

                                                               2000           1999
                                                            -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                 $(3,518,999)   $  (851,678)
   Adjustments to reconcile net loss to net cash used
      in operating activities:
      Depreciation and amortization                              62,591         29,462
      Amortization of deferred financing fees                    57,865             --
      Loss on disposal of property and equipment                 12,895             --
      Bad debt expense                                           86,729         19,699
      Issuance of stock in lieu of interest                      41,811             --
      Issuance of stock options and warrants for services       170,798             --
      Changes in operating assets and liabilities:
         Accounts receivable - trade                            (94,452)       (19,240)
         Other assets                                              (176)         2,437
         Prepaid expenses                                            --          2,262
         Accounts payable                                       727,925          6,893
         Accrued liabilities                                    126,745         74,356
                                                            -----------    -----------
            Cash flows used in operating activities          (2,326,268)      (735,809)

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                          (358,558)        (7,661)
                                                            -----------    -----------
            Cash flows used in investing activities            (358,558)        (7,661)

CASH FLOWS FROM FINANCING ACTIVITIES
   Borrowings on convertible notes and debentures             1,861,100      1,217,750
   Payments on long-term debt                                   (18,954)            --
   Payments from related party receivables                       53,500             --
   Advances from shareholder                                     90,000             --
   Repayment of advances from shareholder                       (90,000)            --
   Borrowings from related parties                              325,617             --
   Paid to related parties                                     (143,502)       106,920
   Bank overdraft                                                37,240         (2,059)
                                                            -----------    -----------
            Cash flows provided by financing activities       2,115,001      1,312,611
                                                            -----------    -----------

Net (decrease) increase in cash                                (569,825)       569,141

Cash, beginning of year                                         576,424          7,283
                                                            -----------    -----------

Cash, end of year                                           $     6,599    $   576,424
                                                            ===========    ===========

Supplemental disclosures for cash flow information:
   Cash paid during the year for:
      Interest                                              $   118,223    $    52,540
                                                            ===========    ===========

Supplemental non-cash financing and investing activities:
      Stock issued for acquisition of LuRo assets,
         net of liabilities assumed                         $    69,263    $        --
      Property acquired through issuance of equity          $    86,050    $        --
      Conversion of debentures                              $ 1,041,750    $        --
      Purchase of property with debt                        $    16,659    $        --
      Accrual of deferred financing fees                    $   138,877    $        --

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         eClickMD, Inc. and Subsidiaries
                   (Formerly Link.Com, Inc. and Subsidiaries)
                     (Formerly Center Star Gold Mines, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2000 and 1999


NOTE A - BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF THE BUSINESS

eClickMD, Inc. (the "Company" or "eClick"), a Nevada corporation incorporated on May 12, 1999, provides electronic transmittal, processing and data storage services for the healthcare industry. The Company markets its services to customers throughout the United States. The Company operates from locations in Texas and Michigan. During 2000 the Company also operated from a facility in Tennessee.

In September 1999, the Company, operating under the name Link.Com ("Link"), entered into a reverse acquisition agreement with Center Star Gold Mines, Inc. ("CSGM"), a publicly held "shell" Nevada Corporation. CSGM purchased 100% of the Company's shares in a tax-free reorganization. CSGM issued 10,388,898 shares of CSGM $0.001 par value common stock in exchange for all of the outstanding shares of Link. For accounting purposes, the acquisition of Link.Com by CSGM is treated as a recapitalization of Link with Link as the acquirer (a reverse acquisition). Accordingly, the historical financial statements prior to the reverse acquisition date included herein are those of Link and its predecessors Venture Information Systems, LLC and National Health Care Information Systems, LLC. Subsequent to the reverse acquisition, the name of Center Star Gold Mines, Inc. was changed to Link.Com, Inc. Effective May 26, 2000, the Company changed its name to eClickMD, Inc.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of eClickMD, Inc., and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. The Company provides for depreciation of its property and equipment using the straight-line method over the estimated useful life of the depreciable assets ranging from three to five years. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized.

Depreciation costs and amortization expense for the years ended December 31, 2000 and 1999 were $62,591 and $29,462, respectively.

SOFTWARE AND SOFTWARE DEVELOPMENT COSTS

The Company has purchased software products which it recorded at cost and is amortizing on a straight-line basis over their estimated useful lives of 2 to 3 years. Costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are capitalized in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed".

                         eClickMD, Inc. and Subsidiaries
                   (Formerly Link.Com, Inc. and Subsidiaries)
                     (Formerly Center Star Gold Mines, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2000 and 1999


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

SOFTWARE AND SOFTWARE DEVELOPMENT COSTS  (continued)

Because the Company believes that its current process for developing software is essentially completed concurrently with the establishment of technological feasibility, no software development costs have been capitalized as of December 31, 2000 or 1999.

INCOME TAXES

Deferred income taxes, if significant, are provided for in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under the asset and liability method, as prescribed by SFAS 109, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between financial statement carrying amounts and the tax basis of existing assets and liabilities. Under the asset and liability method, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the payable or refund for the period plus or minus the change during the period in deferred tax assets and liabilities.

Prior to August 31, 1999, the predecessor companies operated as limited liability companies and were not subject to income taxes. Accordingly, income taxes are not reflected in the accompanying financial statements prior to that date.

REVENUE RECOGNITION

The Company recognizes revenue from software sales at time of delivery, or in accordance with terms of licensing contracts. Maintenance and service revenues are recognized ratably over the contractual period or as the services are provided. Advance billings are recorded as deferred revenue.

LOSS PER COMMON SHARE

Basic net loss per share is computed by dividing net loss plus preferred dividends paid and accrued during the year (where applicable) by the weighted average number of common shares outstanding for the year. Diluted net loss per share is computed by dividing net loss plus preferred dividends paid and accrued during the year (where applicable) by the weighted average number of common shares and dilutive common stock equivalents outstanding for the year. Common stock equivalents have been excluded from the computation since such inclusion would have an anti-dilutive effect for the years ended December 31, 2000 and 1999.

LONG-LIVED ASSETS

The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of". In accordance with SFAS No. 121, long-lived assets are reviewed when events or changes in circumstances indicate that their carrying value may not be recoverable. There was no impairment of the value of such assets for the years ended December 31, 2000 or 1999.

STOCK-BASED COMPENSATION

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB Opinion No., 25, compensation expense for employees is based on the excess if any, on the date of grant, between the fair value of the Company's stock over the exercise price.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement data of the fair value of the equity instrument issued is the earlier of the date on which the counterparty's performance is complete or the date on which it is probable that performance will occur.

                         eClickMD, Inc. and Subsidiaries
                   (Formerly Link.Com, Inc. and Subsidiaries)
                     (Formerly Center Star Gold Mines, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2000 and 1999


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

USE OF ESTIMATES AND ASSUMPTIONS

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could vary from the estimates that were used.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform with current year presentation.

NOTE B - GOING CONCERN

The consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern. The Company sustained net losses of $3,518,999 and $851,678 during the years ended December 31, 2000 and 1999, respectively, and has accumulated losses of $4,696,589 and $1,177,590 at December 31, 2000 and 1999, respectively. Cash used in operating activities for the same periods aggregated $2,326,268 and $735,809, respectively. Total liabilities at December 31, 2000 of $3,878,915 exceed total assets of $505,949. As of the date of this report, the Company may be unable to meet all of its short-term obligations as they fall due because of shortages of cash, and has substantial amounts outstanding with key vendors. This could cause the Company to fail to meet critical and necessary short-term obligations. In addition the Company has contingent liabilities, as further discussed in Note P, that could impact its liquidity.

The Company's continued existence depends upon the success of management's efforts to raise additional capital necessary to meet the Company's obligations as they come due and to obtain sufficient capital to execute its business plan. The Company intends to obtain capital primarily through issuances of equity. In addition, the founding shareholders have agreed to sell personally owned shares into the market (subject to regulatory limitation) and loan the proceeds (net of taxes) to the Company. There can be no degree of assurance given that the Company will be successful in completing additional financing transactions or that the founding shareholders will be successful in selling their shares.

The consolidated financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or classification of liabilities which may result from the inability of the Company to continue as a going concern.

NOTE C - LINE OF CREDIT

During September 1997, the Company entered into a revolving credit agreement with a financial institution which provides for borrowings of up to $400,000. Borrowings under the agreement bear interest at a variable rate equal to the prime-lending rate in effect plus one percent (10.5% and 9.5% at December 31, 2000 and 1999, respectively). Principal and interest payments are due on demand, but if no demand is made, at maturity. The Company renewed the agreement during September 1999 extending the maturity date to March 2000. In April 2000, the line of credit was extended to a maturity date of October 2001.

                         eClickMD, Inc. and Subsidiaries
                   (Formerly Link.Com, Inc. and Subsidiaries)
                     (Formerly Center Star Gold Mines, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2000 and 1999


NOTE D - CURRENT NOTES PAYABLE

Current notes payable at December 31, 2000 consist of the following:

     Note payable to bank payable in monthly installments through
        May 2001, at 11.5%, unsecured                                          $ 20,000

     Note payable to bank, payable in monthly installments through
        March 2002 at 10%, collateralized by an automobile                       10,705

     Note payable to shareholder at 10% with principal and interest due
        January 2001, collateralized by intellectual property of the Company    155,000
                                                                                -------

                                                                               $185,705
                                                                               ========

NOTE E - CONVERTIBLE NOTES AND DEBENTURES

During 2000, the Company issued an aggregate amount of $1,841,000 of convertible notes payable to approximately 12 individuals. The notes, which bear interest at 10%, have original maturity dates of three to twelve months and mature through May 2001. The notes are convertible into preferred shares of the Company. Convertible notes outstanding at December 31, 2000 have the option to convert to an estimated 920,500 shares of convertible preferred stock.

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

During 2000, convertible debentures issued in 1999 representing $1,041,750, plus accrued interest, elected to convert at $1.75 per share into 619,178 shares of the Company's common stock. As of December 31, 2000, there were $163,000 of debentures outstanding. Debentures outstanding at December 31, 2000 are convertible into cash or stock (or a combination of cash and stock) upon maturity. The maturity dates range from September 2001 to November 2001. These debentures are subject to an annual interest rate of 12%, payable monthly through maturity. Upon conversion to common stock, the holder of the debenture will be given stock with an assigned value of an estimated $2.00 per share. Debentures outstanding at December 31, 2000 have the option to convert to 93,143 shares of common stock.

                         eClickMD, Inc. and Subsidiaries
                   (Formerly Link.Com, Inc. and Subsidiaries)
                     (Formerly Center Star Gold Mines, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2000 and 1999


NOTE F - LEASE COMMITMENTS

The Company leases its office facilities and office equipment under various non-cancelable operating lease agreements which expire through September 2002. Total office rent expense associated with these leases was $67,862 ($4,000 to related parties) and $54,662 ($5,000 to related parties) for the years ended December 31, 2000 and 1999, respectively.

Future minimum lease payments under non-cancelable operating leases at December 31, 2000 are as follows:

               2001                                $   127,039
               2002                                     99,384
               2003                                     13,600
                                                   -----------
               Total                               $   240,023
                                                   ===========

NOTE G - ACQUISITION

On June 30, 2000, the Company acquired certain assets and liabilities of LuRo, Inc.("LuRo"), a developer of financial and accounting software which is designed for the health care industry and is located in Hartland, Michigan. Total consideration for the acquisition was 145,000 shares of common stock and forgiveness of advances previously made to LuRo. The book value of assets acquired and liabilities assumed and/or forgiven (which is estimated to approximate fair market value) resulted in net operating assets of $97,537. The acquisition has been accounted for under the purchase method of accounting and the results of ongoing operations of LuRo have been included in these financial statements since June 30, 2000.

Unaudited pro forma financial information for the years ended December 31, 2000 and 1999 as though the acquisition of LuRo had occurred January 1, 1999 is as follows:

                                              2000          1999
                                           ----------    ----------

         Revenue                           $  375,480    $  372,227
         Net loss                          (3,581,018)   (1,130,019)
                                           ----------    ----------

         Basic loss per share              $    (0.32)   $    (0.11)
                                           ==========    ==========

NOTE H - DEFERRED FINANCING FEES

During the year ended December 31, 2000, the Company incurred $138,877 of costs in connection with the securing of the convertible notes described in Note E. The Company has recognized these costs as a finance fee and is amortizing the cost over the life of the related debt.

                         eClickMD, Inc. and Subsidiaries
                   (Formerly Link.Com, Inc. and Subsidiaries)
                     (Formerly Center Star Gold Mines, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2000 and 1999


NOTE I - INCOME TAXES

At December 31, 2000 and 1999 deferred tax assets and liabilities are comprised of the following:

                                          2000           1999
                                      -----------    -----------

         Non-current deferred tax asset 1,370,043        259,473
         Less:  Valuation allowance    (1,370,043)      (259,473)
                                      -----------    -----------

         Net deferred tax asset       $        --    $        --
                                      ===========    ===========

Deferred tax assets principally result from net operating losses and expenses recorded for stock transactions, offset by deferred finance charges. The deferred tax assets have a 100% valuation allowance due to the uncertainty of generating future taxable income.

Differences between the statutory federal income tax rate and the effective rate for the years ended December 31, 2000 and 1999 are as follows:

                                                           2000     1999
                                                           ----     ----

         Income tax provision at statutory rate            34.0%    34.0%
         Loss allocable to limited liability companies       --     (6.9)
         Change in valuation allowance                    (31.6)   (30.4)
         Stock compensation                                (2.1)     0.0
         Other                                             (0.3)     3.3
                                                           ----     ----
                                                            0.0%     0.0%
                                                           ====     ====

The Company has a net operating loss carryover of approximately $4,029,000 at December 31, 2000. The net operating loss carryover, which is subject to annual limitations as prescribed by the Internal Revenue Code, will expire as follows:

         2019                                          $   671,000
         2020                                            3,358,000
                                                       -----------

         Total losses                                  $ 4,029,000
                                                       ===========

NOTE J - SHAREHOLDERS' DEFICIT

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

On May 26, 2000, the shareholders of the Company authorized 15,000,000 shares of preferred stock. No preferred shares were issued as of December 31, 2000.

                         eClickMD, Inc. and Subsidiaries
                   (Formerly Link.Com, Inc. and Subsidiaries)
                     (Formerly Center Star Gold Mines, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2000 and 1999


NOTE K - STOCK OPTIONS AND WARRANTS

The Company approved a stock option plan for employees and other service providers and has reserved 2,000,000 shares of common stock for issuance under this Plan. At a meeting of the shareholders on August 16, 2000, the shareholders authorized a stock option plan for non-employee directors of the Company ("the Director Plan"). The Board authorized the issuance of up to 500,000 shares of common stock under the plan to directors of the Company. The exercise price of each option granted may not be less than the fair market value of common stock at the date of grant, without prior approval of the Board of Directors. Options are exercisable according to the terms set out in the option agreement, not to exceed ten years. At December 31, 2000, 1,516,385 and 100,000 options were outstanding under the employee and director plans respectively.

In addition, the Company has issued stock purchase warrants outside of these plans to service providers as compensation for services provided to the Company.

A summary of changes in the Company's options and purchase warrants follows:

                                 Compensatory             Non Compensatory      Combined Total
                                 ------------             ----------------      --------------
                                           Weighted                    Weighted
                                           Average                     Average
                             Options       Exercise                    Exercise
                          and Warrants      Price      Warrants         Price       Options
                          ------------      -----      --------         -----       -------
Outstanding at 12/31/99           --            --           --             --           --
Granted                    3,511,385          0.13      570,000             --    3,511,385
Exercised                         --            --           --             --           --
Forfeited                   (275,000)         0.15           --             --     (275,000)
                           ---------                  ---------                   ---------
Outstanding at 12/31/00    3,236,385                    570,000                   3,236,385
                           =========                  =========                   =========

The following table summarizes information about options and purchase warrants outstanding at December 31, 2000:

                    Options/Warrants Outstanding                         Options/Warrants Exercisable
                    ----------------------------                         ----------------------------
                                    Weighted Avg.
   Range of          Number           Remaining        Weighted Avg.      Number         Weighted Avg.
Exercise Prices    Outstanding    Contractual Life    Exercise Price    Exercisable    Exercisable Price
- ---------------    -----------    ----------------    --------------    -----------    -----------------

 $0.001-$0.75       3,236,385         4.7 years            $0.13         2,160,532            $0.17

The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), in accounting for its compensatory options. The options granted in 2000 have exercise prices which approximate or exceed fair value and, accordingly, no compensation cost has been recognized for its compensatory stock options in these financial statements.

                         eClickMD, Inc. and Subsidiaries
                   (Formerly Link.Com, Inc. and Subsidiaries)
                     (Formerly Center Star Gold Mines, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2000 and 1999


NOTE K - STOCK OPTIONS AND WARRANTS (Continued)

Had compensation cost for the Company's stock options been determined consistent with FASB statement No. 123, "Accounting for Stock Based Compensation", the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below for the year ended December 31, 2000:

Net Loss                   As reported                    $ (3,518,999)
                           Pro forma                      $ (3,524,571)

Loss per share             As reported (basic
                              and diluted)                $      (0.31)
                           Pro forma                      $      (0.31)

The fair value of each option/warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for grants in 2000; dividend yield at 0%, expected volatility at 49%, risk free interest rate of 6.5% over a 1-3 year period, and an expected life of 1-3 years. The weighted average fair value of compensatory options issued during 2000 was $0.05 per share.

NOTE L - RELATED PARTY TRANSACTIONS

The payable to related parties includes accrued officer compensation of $169,174 and $106,056 at December 31, 2000 and 1999, respectively.

Two shareholders directors and officers of the Company also own stock of Centratex, Inc. ("Centratex") and are also officers of that company. During 2000 and 1999, the Company received certain legal, administrative and accounting services from Centratex. During 2000 and 1999, $8,000 and $36,003 was charged by Centratex to the Company for these services.

The Company also leases its registered office space and office equipment from Centratex for use by staff of the Company on a month-to-month basis. These lease commitments total $1,000 per month. The shareholders were paid $4,000 and $5,000 in rent for the years ended December 31, 2000 and 1999, respectively.

Centratex is located in Brady Texas. The Company's acting CFO is an employee of Centratex, and received no compensation from the Company during 2000.

Additionally, during 1998 the Company advanced $53,500 to a shareholder which was outstanding at December 31, 1999. This balance was received in full during 2000.

The Company purchased insurance products from a company owned by a shareholder of the Company, in the amounts of $4,241 for the year ended December 31, 2000.

NOTE M - MANAGEMENT SERVICES

LEP Management Services, Inc. ("LEP") provided management services and financing assistance to the Company during 2000. LEP has provided executives to help operate the Company and secure additional funding. During 2000 the Company incurred fees to LEP of $258,877 and issued 1,050,000 stock purchase warrants to LEP at $0.001 per share for which $136,424 of expense has been recorded using the Black-Sholes model.

                         eClickMD, Inc. and Subsidiaries
                   (Formerly Link.Com, Inc. and Subsidiaries)
                     (Formerly Center Star Gold Mines, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2000 and 1999


NOTE M - MANAGEMENT SERVICES (Continued)

The Company also has a management services agreement with Conduro Ventures, LLC ("Conduro"). Conduro has provided contract executives during 2000. The Company issued Conduro 270,000 stock purchase warrants at $0.50 to $0.75 per share as compensation for services provided during 2000. An expense of $3,640 has been recorded using the Black-Scholes Model.

Under the Black-Scholes option pricing model, the fair value of the warrant grants described above is estimated on the date of grant, using the following assumptions: dividend yield at 0%, expected volatility at 49%, risk free interest rate of 6.5% over a 1-3 year period, and an expected life of 1-3 years. The weighted average fair value of these compensatory warrants issued during 2000 was $.011 per share.

NOTE N - CONCENTRATIONS OF CREDIT RISK

The Company extends unsecured credit in the normal course of business to virtually all of its customers. The Company's accounts receivable are subject to potential credit risk. The Company has provided an allowance for doubtful accounts which reflects its estimates of uncollectible amounts. The maximum exposure assuming non-performance by the debtors is the amount shown on the balance sheet at the date of non-performance.

At December 31, 2000 and 1999, no customers accounted for 10% or more of revenues or accounts receivable.

Cash is maintained in financial institutions which, at times, may exceed Federal Deposit Insurance Corporation insured amounts. However, the Company mitigates its risk by assuring that cash is maintained in high quality credit institutions

NOTE O - FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosure About Fair Value of Financial Instruments", requires disclosure about the fair value of all financial assets and liabilities for which it is practicable to estimate. At December 31, 2000 and 1999 the carrying value all of the Company's accounts receivable, accounts payable and accrued liabilities approximate fair value because of their short-term nature.

Lines of credit and other debt carrying values approximate fair values based on the borrowing rates currently available to the Company for loans with similar terms.

NOTE P - CONTINGENCIES

Certain officers and employees who were previously employed by the Company and were parties to employment contracts were terminated during the fourth quarter of 2000. One of these employees has filed suit against the Company. The outcome of this dispute and of these terminations is unknown at this time, but could materially affect these consolidated financial statements. No provision has been made in these consolidated financial statements concerning this contingency.

The Company is indebted to a vendor for the purchase of computer equipment in the amount of approximately $260,000 which is included in accounts payable in the accompanying balance sheet. The vendor has filed a suit to collect payment. If the Company were obligated to surrender this equipment it could cause a disruption in its business, which could materially impact these consolidated financial statements.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


eClickMD, Inc.

Date:  March 30, 2001                  By: /s/ MARION ROBERT RICE
                                           ----------------------
                                           Marion Robert Rice,
                                           President and CEO


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                               TITLE                          DATE SIGNED

By: /s/ MARION ROBERT RICE         Director, CEO and President    April 2, 2001
    ----------------------         (Principal Executive,
    Marion Robert Rice             Financial and Accounting
                                   Officer)

By: /s/ ANDY W. MCBEE              Director and Assistant         April 2, 2001
    -----------------              Secretary
    Andy W. McBee

By:                                Director
    -------------------------
    Richard F. Corlin, MD

     Supplemental information to be Furnished with Reports Filed Pursuant to
Section 15(d) of the Exchange Act by Non-Reporting Issuers: Not Applicable.