Form 10KSB/A
period 2000-12-31
ECLICKMD INC
filed 2001-04-03
CIK 18530

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

     Government Regulation

     Participants in the healthcare industry are subject to extensive and frequently changing regulation at the federal, state and local levels. The Internet and its associated technologies are also subject to government regulation. Many existing laws and regulations, when enacted, did not anticipate the methods of healthcare e-commerce the Company is developing. The Company believes, however, that these laws and regulations may nonetheless be applied to the Company's healthcare e-commerce business. The Company believes that its products applicable regulations including HCFA and HIPAA Internet based medical e-commerce mandates. See "Risk Factors" above.

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

Fiscal Year 2000                      High              Low
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

     Increase in accounts payable of $721,032 from 1999 to 2000 is due to equipment purchases, amounts owed to consultants and overall increases in the operations of the company.

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

ITEM 10. EXECUTIVE COMPENSATION

                          Annual Compensation                                     Long Term Compensation
                          -------------------                                     ----------------------
                                                                                      Common Shares
                                                       Other          Restricted        Underlying
                                                       Annual        Stock Awards    Options Granted      All Other
Name and Position       Year    Salary     Bonus    Compensation          ($)           (# Shares)      Compensation
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

ITEM 11. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Company's common stock as of December 31, 2000 by (i) each of our directors, (ii) each of our Executive Officers, (iii) each person who is known by us to own beneficially more than 5% of the common stock and (iv) all directors and officers as a group. All share numbers reflect the 1 for 4.5 reverse stock split, effective as of April 3, 2000.

Name                                    Number of Shares      Percentage
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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company's principal executive office is located in Brady, Texas in approximately 2,000 square feet of leased office space shared with Centratex, Inc., which is a company owned by Marion Robert Rice, the Company's Chief Executive Officer and Andy McBee, a director of the Company. The Company has a month-to-month lease for a total of $2,000 per month, which is paid $500 to each of Marion Robert Rice and Andy McBee as rent and $1,000 to Centratex, Inc. During 2000 and 1999, the Company received certain legal, administrative and accounting services from Centratex. During 2000 and 1999, Centratex charged $8,000 and $36,003 for these services. During the periods ended December 31, 2000 and 1999 respectively, the Company had paid $2,000 and $2,500 to each of Messrs. Rice and McBee under such arrangement. The Company purchased insurance products from a company owned by a shareholder of the Company, in the amounts of $4,241 for the year ended December 31, 2000. A note payable in the amount of $155,000 is payable to Mr. Rice at 10% with principal and interest maturing in 2001 and is collateralized by intellectual property of the Company. (See Notes to Consolidated Financial Statements; Note J-Related Party Transactions)

PART IV

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

As described in Note B, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced recurring losses and has liabilities significantly in excess of assets at December 31, 2000. Additionally, the Company has generated recurring negative cash flows from operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Unless the Company obtains additional financing, it will not be able to meet its obligations as they come due and it will be unable to execute its long-term business plan. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

                     CONSOLIDATED BALANCE SHEETS - CONTINUED
                           December 31, 2000 and 1999

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

                                                                            2000           1999
                                                                        -----------    -----------
CURRENT LIABILITIES
   Bank overdraft                                                       $    37,240    $        --
   Line of credit                                                           400,000        400,000
   Current notes payable (including $155,000 to
      related parties at December 31, 2000)                                 185,705             --
   Convertible notes and debentures - current maturities                  2,004,100             --
   Payable to related parties                                               169,174        142,059
   Customer deposits                                                         18,830             --
   Accounts payable                                                         876,802         10,000
   Accrued expenses                                                         187,064         78,192
                                                                        -----------    -----------
            Total current liabilities                                     3,878,915        630,251

Convertible notes and debentures, less current maturities                        --      1,217,750
                                                                        -----------    -----------
            Total liabilities                                             3,878,915      1,848,001

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
   Preferred stock - $0.001 par value; 15,000,000 shares authorized,
      no shares issued and outstanding                                           --             --
   Common stock - $0.001 par value; 50,000,000
      shares authorized, 11,875,289 and 11,111,111 shares issued
      and outstanding at December 31, 2000 and 1999, respectively            11,875         11,111
   Additional paid-in capital (deficit)                                   1,313,748         (9,111)
   Receivable for the purchase of equity                                     (2,000)        (2,000)
   Accumulated deficit                                                   (4,696,589)    (1,177,590)
                                                                        -----------    -----------

            Total shareholders' deficit                                  (3,372,966)    (1,177,590)
                                                                        -----------    -----------

      TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                       $   505,949    $   670,411
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

Depreciation and amortization expense for the years ended December 31, 2000 and 1999 were $62,591 and $29,462, respectively.

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

STOCK-BASED COMPENSATION

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB Opinion No., 25, compensation expense for employees is based on the excess, if any, on the date of grant, between the fair value of the Company's stock over the exercise price.

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

A summary of changes in the Company's options and purchase warrants follows:

                                 Compensatory             Non Compensatory      Combined Total
                                 ------------             ----------------      --------------
                                           Weighted                    Weighted
                                           Average                     Average
                             Options       Exercise                    Exercise
                          and Warrants      Price      Warrants         Price       Options
                          ------------      -----      --------         -----       -------
Outstanding at 12/31/99           --            --           --             --           --
Granted                    3,511,385          0.13           --             --    3,511,385
Exercised                         --            --           --             --           --
Forfeited                   (275,000)         0.15           --             --     (275,000)
                           ---------                  ---------                   ---------
Outstanding at 12/31/00    3,236,385                         --                   3,236,385
                           =========                  =========                   =========

The following table summarizes information about options and purchase warrants outstanding at December 31, 2000:

                    Options/Warrants Outstanding                         Options/Warrants Exercisable
                    ----------------------------                         ----------------------------
                                    Weighted Avg.
   Range of          Number           Remaining        Weighted Avg.      Number         Weighted Avg.
Exercise Prices    Outstanding    Contractual Life    Exercise Price    Exercisable    Exercisable Price
---------------    -----------    ----------------    --------------    -----------    -----------------

 $0.001-$0.75       3,236,385         4.7 years            $0.13         2,160,532            $0.17

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

The Company also leases its registered office space and office equipment from the two shareholders of Centratex for use by staff of the Company on a month-to-month basis. These lease commitments total $1,000 per month. The shareholders were paid $4,000 and $5,000 in rent for the years ended December 31, 2000 and 1999, respectively.

Additionally, during 1998 the Company advanced $53,500 to a shareholder which was outstanding at December 31, 1999. This balance was received in full during 2000.

The Company purchased insurance products from a company owned by a shareholder of the Company, in the amounts of $4,241 for the year ended December 31, 2000.

NOTE M - MANAGEMENT SERVICES

LEP Management Services, Inc. ("LEP") provided management services and financing assistance to the Company during 2000. LEP has provided executives to help operate the Company and secure additional funding. During 2000 the Company incurred fees to LEP of $258,877 and issued 1,050,000 stock purchase warrants to LEP at $0.001 per share for which $136,424 of expense has been recorded using the Black-Scholes model.

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

Under the Black-Scholes option pricing model, the fair value of the warrant grants described above is estimated on the date of grant, using the following assumptions: dividend yield at 0%, expected volatility at 49%, risk free interest rate of 6.5% over a 1-3 year period, and an expected life of 1-3 years. The weighted average fair value of these compensatory warrants issued during 2000 was $.11 per share.

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

By: /s/ ANDY W. MCBEE              Director and Assistant         April 2, 2001
    -----------------              Secretary
    Andy W. McBee

By: /s/ RICHARD F. CORLIN          Director                       April 2, 2001
    -------------------------
    Richard F. Corlin, MD

     Supplemental information to be Furnished with Reports Filed Pursuant to
Section 15(d) of the Exchange Act by Non-Reporting Issuers: Not Applicable.