Form 10QSB
period 2001-03-31
ECLICKMD INC
filed 2001-05-15
CIK 18530

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                               -------------------

For Quarter Ended March 31, 2001                     Commission File No. 0-29804

                                 eClickMD, INC.
               --------------------------------------------------
               (Exact name of registrant as specified in charter)

        Nevada                                           82-0255758
----------------------                      ------------------------------------
(State or Jurisdiction                      (IRS Employee Identification Number)
   Of Incorporation)

   201 East Main Street, Brady Texas                                    78625
----------------------------------------                              ----------
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

                                 YES [X]  NO [ ]

As of March 31, 2001, there were 11,875,289 shares of common stock, $.001 par value, of the registrant issued and outstanding.

Transitional Small Business Disclosure Format (check one)

YES [ ]     NO [X]
                         eLICKMD, INC. AND SUBSIDIARIES
                   (Formerly Link.com, Inc. and Subsidiaries)
                     (Formerly Center Star Gold Mines, Inc.)

                                 MARCH 31, 2001

                                      INDEX

                                                                        Page No.
                                                                        --------

PART I   FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets  as of March 31, 2001
                  (unaudited) and December 31, 2000                        3

                  Consolidated Statements of Operations (unaudited)
                  for the three months ended March 31, 2001 and 2000       4

                  Consolidated Statements of Cash Flows (unaudited)
                  for the three months ended  March 31, 2001 and 2000      5

                  Notes to Consolidated Financial Statements
                  (unaudited)                                              6

         Item 2.  Management's Discussion and Analysis of Plan of
                  Operation                                                8

PART II  OTHER INFORMATION

         Item 1.  Legal Proceedings                                       11

         Item 2.  Changes in Securities and Use of Proceeds               11

         Item 3.  Defaults Upon Senior Securities                         11

         Item 4.  Submission of Matters to a Vote of Security Holders     11

         Item 5.  Other Information                                       11

         Item 6.  Exhibits and Reports on Form 8-K                        11


SIGNATURES                                                                12
                         eCLICKMD, INC. AND SUBSIDIARIES
                   (Formerly Link.com, Inc. and Subsidiaries)
                     (Formerly Center Star Gold Mines, Inc.)

                           CONSOLIDATED BALANCE SHEETS
                 MARCH 31, 2001(UNAUDITED) AND DECEMBER 31, 2000


                                     ASSETS
                                     ------

                                                                        March 31,     December 31,
                                                                          2001           2000
                                                                       -----------    -----------
Current assets
   Cash and cash equivalents                                           $     2,403    $     6,599
   Accounts receivable - trade, net of allowance for doubtful accounts of $36,451 and $31,451 at March 31, 2001
     and December 31, 2000, respectively                                    27,298         12,056
   Prepaid expenses                                                            175            351
                                                                       -----------    -----------

           Total current assets                                             29,876         19,006

Property and equipment, net of accumulated depreciation                    368,326        405,931

Deferred financing fees, net of accumulated amortization                    46,368         81,012
                                                                       -----------    -----------

           Total assets                                                $   444,570    $   505,949
                                                                       ===========    ===========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT
                      -------------------------------------

Current liabilities
   Bank overdraft                                                      $    27,262    $    37,240
   Line of credit                                                          400,000        400,000
   Current notes payable (including $158,875 and
     $155,000 owed to related parties at March 31, 2001
     and December 31, 2000)                                                189,580        185,705
   Convertible notes and debentures - current maturities                 2,107,100      2,004,100
   Deferred revenue and customer deposits                                   81,047         18,830
   Payable to related parties                                              199,239        169,174
   Accounts payable                                                        956,814        876,802
   Accrued liabilities                                                     312,670        187,064
                                                                       -----------    -----------

           Total current liabilities                                     4,273,712      3,878,915

Shareholders' deficit
   Preferred stock - $0.001 par value; 15,000,000 shares authorized,
     no shares issued and outstanding                                           --             --
   Common stock - $0.001 par value; 50,000,000 shares authorized,
     11,875,289 shares issued and outstanding                               11,875         11,875
   Additional paid-in capital                                            1,313,748      1,313,748
   Receivable for the purchase of equity                                    (2,000)        (2,000)
   Accumulated deficit                                                  (5,152,765)    (4,696,589)
                                                                       -----------    -----------

           Total shareholders' deficit                                  (3,829,142)    (3,372,966)
                                                                       -----------    -----------

           Total liabilities and shareholders' deficit                 $   444,570    $   505,949
                                                                       ===========    ===========

                   See notes to interim financial statements.

                         eCLICKMD, INC. AND SUBSIDIARIES
                   (Formerly Link.com, Inc. And Subsidiaries)
                     (Formerly Center Star Gold Mines, Inc.)

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000


                                                                   2001            2000
                                                               ------------    ------------
Revenues                                                       $     95,820    $     48,014

Operating expenses:
   Cost of service                                                   31,725          17,425
   Research and development costs                                    97,675          77,498
   Selling, general and administrative                              356,442         561,896
                                                               ------------    ------------

           Operating loss                                          (390,022)       (608,805)

Other income                                                             --             498
Interest expense                                                    (66,154)        (46,530)
                                                               ------------    ------------

           Net loss                                            $   (456,176)   $   (654,837)
                                                               ============    ============

Net loss per common share - basic and diluted                  $      (0.04)   $      (0.06)
                                                               ============    ============

Weighted-average number of common shares outstanding - basic
   and diluted                                                   11,875,289      11,111,111
                                                               ============    ============

                   See notes to interim financial statements.

                         eCLICKMD, INC. AND SUBSIDIARIES
                   (Formerly Link.Com, Inc. and Subsidiaries)
                     (Formerly Center Star Gold Mines, Inc.)

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000


                                                               2001         2000
                                                            ---------    ---------
Cash flows from operating activities
   Net loss                                                 $(456,176)   $(654,837)
   Adjustments to reconcile net loss to net cash used
     in operating activities:
     Depreciation                                              38,536       11,518
     Provision for Bad Debts                                    5,000
     Amortization of deferred financing fees                   34,644
     Increases and decreases in working capital accounts:
       Bank overdraft                                          (9,978)
       Accounts receivable - trade                            (20,242)     (27,978)
       Prepaid expenses                                           176           --
       Customer deposits                                       62,217           --
       Accounts payable                                        80,013       13,375
       Accrued liabilities                                    125,606        1,043
                                                            ---------    ---------
           Cash flows used in operating activities           (140,204)    (656,879)

Cash flows from investing activities
   Purchases of property and equipment                           (932)     (12,380)
                                                            ---------    ---------
           Cash flows used in investing activities               (932)     (12,380)

Cash flows from financing activities
   Payments on convertible notes payable and debentures            --      (13,000)
   Borrowings on convertible notes payable                    103,000      225,000
   Payable to related parties                                  30,065           --
   Borrowings on notes payable                                  3,875           --
                                                            ---------    ---------
           Cash flows provided by financing activities        136,940      212,000
                                                            ---------    ---------

Net increase (decrease) in cash                                (4,196)    (457,259)

Cash, beginning of period                                       6,599      576,424
                                                            ---------    ---------

Cash, end of period                                         $   2,403    $ 119,165
                                                            =========    =========

Supplemental disclosures for cash flow information:
   Cash paid during the period for:
     Interest                                               $   4,830    $  36,533
                                                            =========    =========

     Income taxes                                           $      --    $      --
                                                            =========    =========

                   See notes to interim financial statements.

                         eCLICKMD, INC. AND SUBSIDIARIES
                   (Formerly Link.com, Inc. And Subsidiaries)
                     (Formerly Center Star Gold Mines, Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

1.   BASIS OF PRESENTATION

The interim financial statements of eClickMD, Inc. and Subsidiaries (the "Company" or "eClickMD") at March 31, 2001, and for the three months ended March 31, 2001 and 2000, are unaudited, and include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation. The December 31, 2000 balance sheet was derived from the balance sheet included in the Company's audited financial statements as filed on Form 10-KSB for the year ended December 31, 2000. Certain amounts previously reported in prior interim financial statements have been reclassified to conform to the 2001 presentation.

The accompanying unaudited interim financial statements are for interim periods and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company's audited financial statements. The accompanying unaudited interim financial statements for the three months ended March 31, 2001, are not necessarily indicative of the results which can be expected for the entire fiscal year.

2.   GOING CONCERN

The consolidated financial statements for the three months ended March 31, 2001 and year ended December 31, 2000 were prepared on the assumption that the Company will continue as a going concern. The Company's continued existence depends upon the success of management's efforts to raise additional capital necessary to meet the Company's obligations as they come due and to obtain sufficient capital to execute its business plan. The Company intends to obtain capital primarily through issuances of equity. Additionally, the Company intends to renew its line of credit agreement. There can be no degree of assurance given that the Company will be successful in completing additional financing transactions.

The consolidated financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or classification of liabilities that may result from the inability of the Company to continue as a going concern.

3.   CONVERTIBLE NOTES PAYABLE

In 2000 and the first quarter of 2001, the Company issued convertible notes payable totaling $1,944,100 to approximately 15 individuals. The notes, which bear interest at 10% have original maturity dates of three to twelve months and expire through March, 2002. The notes are convertible into preferred shares of the Company.

4.   SUBSEQUENT EVENT

In the second quarter of 2001, holders of 10% convertible notes payable totaling $1,841,100 were given an Offer of Conversion which allows the note holders to convert to 920,550 shares common stock, based on a conversion price of $2.00 per share. As of May 11, 2001, the Company had received notification that holders representing an aggregate of $1,201,100 in convertible notes payable had elected to convert. Such notes payable (including accrued interest) are being converted to 653,227 shares of common stock.

Item 2.  Management's Discussion and Analysis of Plan of Operation
--------------------------------------------------------------------------------

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

     The Company has developed and intends to provide a broad range of Web-based healthcare electronic commerce services that will improve communication among physicians, suppliers, and other providers; however, there can be no assurance given that the Company will be successful in its product deployment efforts. These services using Internet technology in the healthcare electronic commerce industry are subject to risks, including but not limited to those associated with competition from existing companies offering similar services, rapid technological change, development risks, management of growth and a minimal previous record of operations or earnings.

     Results of Operations

     Revenues for the three months ended March 31, 2001 were $95,820 compared to $48,014 in the same period in 2000. The increase in revenue was primarily attributable to the increases in marketing activity that began during the fiscal year 2000. Since converting its products to a browser-based ASP application, the Company has primarily been directing its operational and marketing activities toward migration of its current customer base from its original DocLink products to its ASP applications. During the period ended March 31, 2001, the Company has initiated several pilot programs with new clients for evaluation prior to a prospective system-wide implementation.

     Operating expenses were $485,842 for the three months ended March 31, 2001 compared to $656,819 for the three months ended March 31, 2000. The decrease in operating expenses was attributable to a reduction in salaries and marketing expenses from the comparable period of 2000. Significant one-time expenses were incurred during the period ended March 31, 2000 resulting from the conversion of the Company's main product, DocLink to a browser-based product.

     Interest expense for the quarter ended March 31, 2001 was $66,154 compared to $46,530 in 2000 due to borrowings from long-term debt incurred during 2000 to fund marketing and product development of the Company's browser-based product lines.

     Liquidity and Capital Resources

     In 1999 and the first quarter of 2000, the Company raised $1.2 million in long-term convertible debentures to increase the marketing and visibility of its original product, DocLink. In the third quarter of 2000, debentures of $1,041,750 elected to convert their debentures and accrued interest into approximately 619,000 shares of the Company's common stock.

     In 2000, the Company raised $1,841,100 in the form of convertible notes with maturities ranging from ninety days to one year. During the first quarter of 2001, additional notes totalling $103,000 were issued. Such notes are convertible into Preferred Stock of the Company which became available in June 2000. Cash provided by these financings provided the primary source of funding for the period ended March 31, 2001

     The Company has a line of credit at a bank in the amount of $400,000 that is currently fully borrowed. The line of credit has a maturity date of October 2001.

     The Company has limited cash resources and intends to raise additional capital through convertible notes and the issuance of preferred stock or additional common stock. The Company believes the additional capital will allow it to continue its marketing efforts in its core products and develop and add new functional enhancements to the browser-based versions of its products. The availability of raising cash through such resources is not assured and if the Company is not able to raise enough cash to complete these goals, the outcome will be uncertain.

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

                                     PART II

                                OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------------------------------------------------------------


Cause No. 1:01CV00173; United States District Court for the District of Columbia. J. Eric Gould vs. eClickMD, Inc. Lawsuit involving alleged breach of employment contract by eClickMD, Inc. At present, terms of a settlement have been reached providing for payment of 5,000 shares common stock and legal fees. Management does not expect this settlement to have a materially adverse effect on the Company.

Cause No. GN100323; 200th Judicial District Court of Travis County, Texas. AmeriQuest Technologies, Inc. vs. eClickMD, Inc. Lawsuit for collection of purchase price of computer equipment purchased by eClickMD, Inc. Ameriquest is seeking payment of $259,433.02. The Company expects to reach terms of settlement and discharge of this lawsuit.

Cause No.01GC5772; Davidson County Tennessee General Sessions Court. Dye Van Moll & Lawrence, Inc. vs. eClickMD, Inc. Lawsuit involving alleged breach of contract regarding marketing, advertising and consulting contract. Dye, Van Moll, and Lawrence, Inc. is seeking payment of $9,428.36 plus legal fees and interest. The Company is vigorously defending this lawsuit.


Item 2.  Changes in Securities
--------------------------------------------------------------------------------

None.

Item 3.  Defaults Upon Senior Securities
--------------------------------------------------------------------------------

None.

Item 4.  Submission of Matters to a Vote of Security Holders
--------------------------------------------------------------------------------

None.

Item 5.  Other Information
--------------------------------------------------------------------------------

None.

Item 6.  Exhibits and Reports on Form 8-K
--------------------------------------------------------------------------------

a)   EXHIBITS

None.

b)   REPORTS ON FORM 8-K

None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


eClickMD, Inc.

Date:  May 14, 2001                    By: /s/ MARION ROBERT RICE
                                           ------------------------
                                           Marion Robert Rice,
                                           President and CEO


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           NAME                              TITLE                  DATE SIGNED

By: /s/ MARION ROBERT RICE        Director, CEO and President       May 14, 2001
    ----------------------        (Financial and Accounting
    Marion Robert Rice            Officer)


By: /s/ ANDY W. MCBEE             Director and Assistant            May 14, 2001
    -----------------             Secretary
    Andy W. McBee


By: /s/ RICHARD F. CORLIN         Director                          May 14, 2001
    ---------------------
    Richard F. Corlin, MD