Form 10QSB
period 2001-06-30
ECLICKMD INC
filed 2001-08-20
CIK 18530

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                               -------------------

     For Quarter Ended June 30, 2001           Commission File No. 0-29804

                                 eClickMD, INC.
                                 --------------
               (Exact name of registrant as specified in charter)

        Nevada                                           82-0255758
        ------                                           ----------
(State or Jurisdiction                      (IRS Employee Identification Number)
Of Incorporation)

   201 East Main Street, Brady Texas                                    78625
   ---------------------------------                                    -----
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

                               YES [X]    NO [ ]

As of June 30, 2001, there were 13,174,997 shares of common stock, $.001 par value, of the registrant issued and outstanding.

Transitional Small Business Disclosure Format (check one)

YES [ ]    NO [X]
                         eCLICKMD, INC. AND SUBSIDIARIES
                   (Formerly Link.com, Inc. and Subsidiaries)
                     (Formerly Center Star Gold Mines, Inc.)

                                  June 30, 2001

                                      INDEX

                                                                        Page No.
                                                                        --------

PART I        FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Consolidated Balance Sheets as of June 30, 2001
              (unaudited) and December 31, 2000 ..........................  1

              Consolidated Statements of Operations (unaudited) for the
              three months ended June 30, 2001 and 2000 ..................  2

              Consolidated Statements of Operations (unaudited) for the
              six months ended June 30, 2001 and 2000 ....................  3

              Consolidated Statements of Cash Flows (unaudited) for the
              six months ended June 30, 2001 and 2000 ....................  4

              Notes to Consolidated Financial Statements (unaudited) .....  5

     Item 2.  Management's Discussion and Analysis of Plan of Operation ..  7

PART II       OTHER INFORMATION

     Item 1.  Legal Proceedings .......................................... 10

     Item 2.  Changes in Securities and Use of Proceeds .................. 10

     Item 3.  Defaults Upon Senior Securities ............................ 10

     Item 4.  Submission of Matters to a Vote of Security Holders ........ 10

     Item 5.  Other Information .......................................... 10

     Item 6.  Exhibits and Reports on Form 8-K ........................... 10

SIGNATURES ............................................................... 11
                         eCLICKMD, INC. AND SUBSIDIARIES
                   (Formerly Link.com, Inc. and Subsidiaries)
                     (Formerly Center Star Gold Mines, Inc.)

                           CONSOLIDATED BALANCE SHEETS
                 June 30, 2001(unaudited) and December 31, 2000



                                     ASSETS
                                     ------

                                                                         June 30,     December 31,
                                                                           2001           2000
                                                                       -----------    -----------
Current assets
   Cash and cash equivalents                                           $     3,114    $     6,599
   Accounts receivable - trade, net of allowance for doubtful accounts of $31,541 and $31,451 at June 30, 2001
      and December 31, 2000, respectively                                   44,224         12,056
   Prepaid expenses and other current assets                                18,919            351
                                                                       -----------    -----------

         Total current assets                                               66,257         19,006

Property and equipment, net of accumulated depreciation                    329,528        405,931

Deferred financing fees, net of accumulated amortization                    11,724         81,012
                                                                       -----------    -----------

         Total assets                                                  $   407,509    $   505,949
                                                                       ===========    ===========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT
                      -------------------------------------

Current liabilities
   Bank overdraft                                                               --    $    37,240
   Line of credit                                                          400,000        400,000
   Current notes payable (including of $165,935 and
      $155,000 owed to related parties at June 30, 2001
      and December 31, 2000 respectively)                                  192,515        185,705
   Convertible notes and debentures - current maturities                   993,100      2,004,100
   Deferred revenue and customer deposits                                   60,514         18,830
   Payable to related parties                                              289,168        169,174
   Accounts payable                                                      1,050,224        876,802
   Accrued liabilities                                                     317,684        187,064
                                                                       -----------    -----------

         Total current liabilities                                       3,303,205      3,878,915

Shareholders' deficit
   Preferred stock - $0.001 par value; 15,000,000 shares authorized,
      no shares issued and outstanding                                          --             --
   Common stock - $0.001 par value; 50,000,000 shares authorized,
      13,174,997 and 11,875,289 shares issued and outstanding
      at June 30, 2001 and December 31, 200                                 13,175         11,875
   Additional paid-in capital                                            2,677,209      1,313,748
   Receivable for the purchase of equity                                   (43,366)        (2,000)
   Accumulated deficit                                                  (5,542,714)    (4,696,589)
                                                                       -----------    -----------

         Total shareholders' deficit                                    (2,895,330)    (3,372,966)
                                                                       -----------    -----------

         Total liabilities and shareholders' deficit                   $   407,509    $   505,949
                                                                       ===========    ===========


See notes to interim financial statements.

                         eCLICKMD, INC. AND SUBSIDIARIES
                   (Formerly Link.com, Inc. And Subsidiaries)
                     (Formerly Center Star Gold Mines, Inc.)

                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                For the Three Months Ended June 30, 2001 and 2000



                                                                   2001            2000
                                                               ------------    ------------

Revenues                                                       $    130,336    $     87,485

Operating expenses:
   Cost of service                                                   25,174          68,508
   Research and development costs                                    59,584         115,747
   Selling, general and administrative                              368,298         767,152
                                                               ------------    ------------

         Operating loss                                            (322,720)       (863,922)

Other income                                                             76              77
Interest expense                                                    (67,305)        (45,660)
                                                               ------------    ------------

         Net loss                                              $   (389,949)   $   (909,505)
                                                               ============    ============

Net loss per common share - basic and diluted                  $       (.03)   $      (0.08)
                                                               ============    ============

Weighted-average number of common shares outstanding - basic
   and diluted                                                   12,672,985      11,112,704
                                                               ============    ============


See notes to interim financial statements.

                         eCLICKMD, INC. AND SUBSIDIARIES
                   (Formerly Link.com, Inc. And Subsidiaries)
                     (Formerly Center Star Gold Mines, Inc.)

                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                 For the Six Months Ended June 30, 2001 and 2000



                                                                   2001            2000
                                                               ------------    ------------

Revenues                                                       $    226,156    $    135,499

Operating expenses:
   Cost of service                                                   56,899          85,933
   Research and development costs                                   157,259         193,245
   Selling, general and administrative                              724,740       1,329,048
                                                               ------------    ------------

         Operating loss                                            (712,742)     (1,472,727)

Other income                                                             76             575
Interest expense                                                   (133,459)        (92,190)
                                                               ------------    ------------

         Net loss                                              $   (846,125)   $ (1,564,342)
                                                               ============    ============

Net loss per common share - basic and diluted                  $       (.07)   $      (0.14)
                                                               ============    ============

Weighted-average number of common shares outstanding - basic
   and diluted                                                   12,276,341      11,111,908
                                                               ============    ============


See notes to interim financial statements.

                         eCLICKMD, INC. AND SUBSIDIARIES
                   (Formerly Link.Com, Inc. and Subsidiaries)
                     (Formerly Center Star Gold Mines, Inc.)

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                 For the Six Months Ended June 30, 2001 and 2000


                                                                 2001           2000
                                                             -----------    -----------
Cash flows from operating activities
   Net loss                                                  $  (846,125)   $(1,564,342)
   Adjustments to reconcile net loss to net cash used
      in operating activities:
      Depreciation                                                77,335          6,069
      Provision for Bad Debts                                     12,433         13,875
      Write-off of bad debts                                     (12,343)            --
      Stock issued for services                                   38,355             --
      Amortization of deferred financing fees                     69,288             --
      Increases and decreases in working capital accounts:
         Bank overdraft                                          (37,240)
         Accounts receivable - trade                             (32,258)       (59,362)
         Prepaid expenses and other current                      (18,495)            --
         Customer deposits                                        41,684             --
         Accounts payable                                        173,422         99,699
         Accrued liabilities                                     225,779        (22,962)
                                                             -----------    -----------
            Cash flows used in operating activities             (308,165)    (1,527,023)

Cash flows from investing activities
   Purchases of property and equipment                              (932)       (37,634)
                                                             -----------    -----------
            Cash flows used in investing activities                 (932)       (37,634)

Cash flows from financing activities
   Payments on convertible notes payable and debentures               --        (13,000)
   Borrowings on convertible notes payable                       150,100        838,800
   Payable to related parties                                    119,994         72,997
   Exercise of stock options                                      28,708             --
   Borrowings on notes payable                                     6,810             --
                                                             -----------    -----------
            Cash flows provided by financing activities          305,612      1,018,797
                                                             -----------    -----------

Net increase (decrease) in cash                                   (3,485)      (545,860)

Cash, beginning of period                                          6,599        576,424
                                                             -----------    -----------

Cash, end of period                                          $     3,114    $    30,564
                                                             ===========    ===========

Supplemental disclosures for cash flow information:
   Cash paid during the period for:
      Interest                                               $     8,789    $   105,073
                                                             ===========    ===========

      Income taxes                                           $        --    $        --
                                                             ===========    ===========

Non-cash investing and financing activities:
   Purchase of Health Tech, Inc. with equity                 $        --    $    69,264
                                                             ===========    ===========
   Conversion of notes payable to common stock               $ 1,256,259    $
                                                             ===========    ===========
   Issuance of stock for notes receivable                    $    41,293
                                                             ===========


See notes to interim financial statements.

                         eCLICKMD, INC. AND SUBSIDIARIES
                   (Formerly Link.com, Inc. And Subsidiaries)
                     (Formerly Center Star Gold Mines, Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
            For the Three and Six Months Ended June 30, 2001 and 2000

1.   BASIS OF PRESENTATION

The interim financial statements of eClickMD, Inc. and Subsidiaries (the "Company" or "eClickMD") at June 30, 2001, and for the three and six months ended June 30, 2001 and 2000, are unaudited, and include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation. The December 31, 2000 balance sheet was derived from the balance sheet included in the Company's audited financial statements as filed on Form 10-KSB for the year ended December 31, 2000. Certain amounts previously reported in prior interim financial statements have been reclassified to conform to the 2001 presentation.

The accompanying unaudited interim financial statements are for interim periods and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company's audited financial statements. The accompanying unaudited interim financial statements for the three and six months ended June 30, 2001, are not necessarily indicative of the results which can be expected for the entire fiscal year.

2.   GOING CONCERN

The consolidated financial statements as of and for the three and six months ended June 30, 2001 and as of December 31, 2000 were prepared on the assumption that the Company will continue as a going concern. The Company's continued existence depends upon the success of management's efforts to raise additional capital necessary to meet the Company's obligations as they come due and to obtain sufficient capital to execute its business plan. The Company intends to obtain capital primarily through issuances of equity. Additionally, the Company intends to renew its line of credit agreement. There can be no degree of assurance given that the Company will be successful in completing additional financing transactions.

The consolidated financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or classification of liabilities that may result from the inability of the Company to continue as a going concern.

3.   CONVERTIBLE NOTES PAYABLE

In 2000 and the first six months of 2001, the Company issued convertible notes payable totaling $2,154,200 to approximately 16 individuals. The notes which bear interest at 10%, have original maturity dates of three to twelve months and expire through March, 2002. The notes are convertible into preferred shares of the Company.

In the second quarter of 2001, holders of 10% convertible notes payable totaling $1,841,100 inclusive of accrued interest were given an Offer of Conversion which allows the note holder to convert to 920,550 shares of common stock, based upon a $2.00 per share stock price. At June 30, 2001 notes totaling $1,041,750 plus $95,159 in accrued interest had converted to 628,030 shares of common stock.

4.   SUBSEQUENT EVENT

On August 15, 2001 the Company reached a settlement on cause No.01GC5772; Davidson County Tennessee General Sessions Court, Dye Van Moll & Lawrence, Inc. vs. eClickMD, Inc. The lawsuit involving an alleged breach of contract regarding marketing, advertising and consulting contract, was settled for $6,500 the liability is reflected in the June 30, 2001 financial statements.

5.   NEW PRONOUNCEMENTS

Accounting Changes

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 "Business Combinations" which requires the purchase method of accounting for business combination transactions initiated after June 30, 2001.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets". The statement requires that goodwill recorded on acquisitions completed prior to July 1, 2001 be amortized through December 31, 2001. Goodwill amortization is precluded on acquisitions completed after June 30, 2001. Effective January 1, 2002, goodwill will no longer be amortized but will be tested for impairment as set forth in the statement. We are currently reviewing the new standard and evaluating the effects of this standard on our future financial condition, results of operations, and accounting policies and practices.

Item 2.  Management's Discussion and Analysis of Plan of Operation


         Forward Looking Statements

         This Quarterly Report on Form 10-QSB contains "forward-looking" statements as such term is defined in the Private Securities Litigation Reform Act of 1995 and information relating to the Company and its subsidiaries that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect" and "intend" and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, one time events and other factors described herein and in other filings made by the company with the Securities and Exchange Commission, based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.

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

         The Company has developed and intends to provide a broad range of Web-based healthcare electronic commerce services that will improve communication among physicians, suppliers, and other providers; however, there can be no assurance given that the Company will be successful in its product marketing efforts. These services using Internet technology in the healthcare electronic commerce industry are subject to risks, including but not limited to those associated with competition from existing companies offering similar services, rapid technological change, development risks, management of growth and a minimal previous record of operations or earnings.

         Results of Operations

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

         Revenues for the three months ended June 30, 2001 were $130,336 compared to $87,485 in the same period in 2000. A 49% increase in revenue from comparable periods. The increase in revenue was primarily attributable to the increases in marketing activity that began during 2000. Since converting its products to a browser-based ASP application, the Company has primarily been directing its operational and marketing activities toward migration of its current customer base from its original DocLink products to its ClickMD ASP (Application Service Provider) applications. During the period ended June 30, 2001, the Company has initiated several pilot programs with new clients for evaluation prior to a prospective system-wide implementation.

         Operating expenses were $445,204 for the three months ended June 30, 2001 compared to $951,407 for the three months ended June 30, 2000. A decrease of 53%. The decrease in operating expenses was attributable to a reduction in salaries and marketing expenses from the comparable period of 2000. Research and development cost were $59,584 and $115,747 for the three months ended June 30, 2001 and 2000, respectively. The decrease is primarily due to personnel cutbacks.

         Interest expense for the quarter ended June 30, 2001 was $67,305 compared to $45,660 in 2000 due to borrowings from long-term debt incurred during 2000 to fund marketing and product development of the Company's browser-based product lines.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

         Revenues for the six months ended June 30, 2001 were $226,156 compared to $135,499 in the same period in 2000. The 67% increase in revenue for comparable periods was primarily attributable to increased sales in the second quarter as discussed above.

         Operating expenses were $938,898 for the six months ended June 30, 2001 compared to $1,608,226 for the six months ended June 30, 2000. Again, the 42% decrease is directly attributable to the decreases in salaries and marketing and development activities. During the period, the Company closed offices in Nashville, Tennessee and reduced management and other salary expenditures to conserve cash resources.

         Interest expense for the six months ended June 30, 2001 was $133,459 compared to $92,190 in 2000 due to borrowings from long-term debt incurred in September 1999 to fund increased marketing and product development of the Company's product lines.

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

         In 2000, the Company raised $1,841,100 in the form of a convertible notes with maturities ranging from ninety days to one year. During the first half of 2001, additional notes totalling $150,100 were issued. Such notes are convertible into Preferred Stock of the Company which became available in June 2000. Cash provided by these financings provided the primary source of funding for the period ended June 30, 2001

         In the second quarter of 2001, holders of 10% convertible notes payable totaling $1,841,100 were given an Offer of Conversion which allows the note holder to convert to 920,550 shares common stock, based upon a $2.00 per share stock price. Notes payable (including accrued interest) totalling 1,256,259 were converted to 628,030 shares of common stock during the first half of the year.

         The Company has a line of credit at a bank in the amount of $400,000 that is currently fully borrowed. The line of credit has a maturity date of November 2001 and is seeking to extend this line of credit.

         The Company has limited cash resources and intends to raise additional capital through convertible notes and the issuance of preferred stock or additional common stock. The Company believes the additional capital will allow it to continue its marketing efforts in its core products and develop and add new functional enhancements to the browser-based versions of its products. The ability to raise cash through such resources is not assured and if the Company is not able to raise enough cash to complete these goals, the outcome will be uncertain.

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

                                     PART II

                                OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------------------------------------------------------------


Cause No. GN100323; 200th Judicial District Court of Travis County, Texas. AmeriQuest Technologies, Inc. vs. eClickMD, Inc. Lawsuit for collection of purchase price of computer equipment purchased by eClickMD, Inc. totalling approximately $260,000.

Cause No.01GC5772; Davidson County Tennessee General Sessions Court. Dye Van Moll & Lawrence, Inc. vs. eClickMD, Inc. Lawsuit involving alleged breach of contract regarding marketing, advertising and consulting contract. The suit was settled on August 16, 2001 for $6500 plus court costs.

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



                                       eClickMD, Inc.

Date: August 20, 2001                  By: /s/ MARION ROBERT RICE
                                           ----------------------
                                           Marion Robert Rice,
                                           President and CEO


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           NAME                            TITLE                   DATE SIGNED

By: /s/ MARION ROBERT RICE      Director, CEO and President      August 20, 2001
    ----------------------      (Financial and Accounting
    Marion Robert Rice          Officer)


By: /s/ ANDY W. MCBEE           Director and Assistant           August 20, 2001
    ----------------------      Secretary
    Andy W. McBee


By: /s/ RICHARD F. CORLIN       Director                         August 20, 2001
    ----------------------
    Richard F. Corlin, MD