Form 10QSB/A
period 2001-06-30
ECLICKMD INC
filed 2001-08-21
CIK 18530

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------

                                  FORM 10-QSB/A
                               (Amendment No. 1)

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
                                                                       ===========    ===========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT
                      -------------------------------------

Current liabilities
   Bank overdraft                                                               --    $    37,240
   Line of credit                                                          400,000        400,000
   Current notes payable (including of $165,935 and
      $155,000 owed to related parties at June 30, 2001
      and December 31, 2000, respectively)                                 192,515        185,705
   Convertible notes and debentures - current maturities                   993,100      2,004,100
   Deferred revenue and customer deposits                                   60,514         18,830
   Payable to related parties                                              289,168        169,174
   Accounts payable                                                      1,050,224        876,802
   Accrued liabilities                                                     317,684        187,064
                                                                       -----------    -----------

         Total current liabilities                                       3,303,205      3,878,915

Shareholders' deficit
   Preferred stock - $0.001 par value; 15,000,000 shares authorized,
      no shares issued and outstanding                                          --             --
   Common stock - $0.001 par value; 50,000,000 shares authorized,
      13,174,997 and 11,875,289 shares issued and outstanding
      at June 30, 2001 and December 31, 2000, respectively                  13,175         11,875
   Additional paid-in capital                                            2,677,209      1,313,748
   Receivables for the purchase of equity                                  (43,366)        (2,000)
   Accumulated deficit                                                  (5,542,714)    (4,696,589)
                                                                       -----------    -----------

         Total shareholders' deficit                                    (2,895,696)    (3,372,966)
                                                                       -----------    -----------

         Total liabilities and shareholders' deficit                   $   407,509    $   505,949
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
                     (Formerly Center Star Gold Mines, Inc.)

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                 For the Six Months Ended June 30, 2001 and 2000

                                                                 2001           2000
                                                             -----------    -----------
Cash flows from operating activities
   Net loss                                                  $  (846,125)   $(1,564,342)
   Adjustments to reconcile net loss to net cash used
      in operating activities:
      Depreciation                                                77,335          6,069
      Provision for bad debts                                     12,433         13,875
      Write-off of bad debts                                     (12,343)            --
      Stock issued for services                                   38,355             --
      Amortization of deferred financing fees                     69,288             --
      Increases and decreases in working capital accounts:
         Bank overdraft                                          (37,240)            --
         Accounts receivable - trade                             (32,258)       (59,362)
         Prepaid expenses and other current assets               (18,495)            --
         Customer deposits                                        41,684             --
         Accounts payable                                        173,422         99,699
         Accrued liabilities                                     225,779        (22,962)
                                                             -----------    -----------
            Cash flows used in operating activities             (308,165)    (1,527,023)

Cash flows from investing activities
   Purchases of property and equipment                              (932)       (37,634)
                                                             -----------    -----------
            Cash flows used in investing activities                 (932)       (37,634)

Cash flows from financing activities
   Borrowings on convertible notes payable                       150,100        838,800
   Payable to related parties                                    119,994        179,997
   Exercise of stock options                                      28,708             --
   Borrowings on notes payable                                     6,810             --
                                                             -----------    -----------
            Cash flows provided by financing activities          305,612      1,018,797
                                                             -----------    -----------

Net decrease in cash                                              (3,485)      (545,860)

Cash, beginning of period                                          6,599        576,424
                                                             -----------    -----------

Cash, end of period                                          $     3,114    $    30,564
                                                             ===========    ===========

Supplemental disclosures for cash flow information:
   Cash paid during the period for:
      Interest                                               $     8,789    $   105,073
                                                             ===========    ===========

      Income taxes                                           $        --    $        --
                                                             ===========    ===========

Non-cash investing and financing activities:
   Purchase of Health Tech, Inc. with equity                 $        --    $    69,264
                                                             ===========    ===========
   Conversion of notes payable and accrued interest
     to common stock                                         $ 1,256,259    $        --
                                                             ===========    ===========
   Issuance of stock for notes receivable                    $    41,293    $        --
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

3.   CONVERTIBLE NOTES PAYABLE

In 2000 and the first six months of 2001, the Company issued convertible notes payable totaling $1,991,200 to approximately 15 individuals. The notes which bear interest at 10%, have original maturity dates of three to twelve months and expire through March, 2002. The notes are convertible into preferred shares of the Company.

In the second quarter of 2001, holders of 10% convertible notes payable totaling $1,841,100 inclusive of accrued interest were given an Offer of Conversion which allows the note holder to convert to 920,550 shares of common stock, based upon a $2.00 per share stock price. At June 30, 2001 notes totaling $1,161,100 plus $95,159 in accrued interest had converted to 628,030 shares of common stock.

4.   SUBSEQUENT EVENT

On August 15, 2001 the Company reached a settlement on cause No.01GC5772; Davidson County Tennessee General Sessions Court, Dye Van Moll & Lawrence, Inc. vs. eClickMD, Inc. The lawsuit involving an alleged breach of contract regarding a marketing, advertising and consulting contract, was settled for $6,500. The liability is reflected in the June 30, 2001 financial statements.

5.   ACCOUNTING CHANGES

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 "Business Combinations" which requires the purchase method of accounting for business combination transactions initiated after June 30, 2001.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets". The statement requires that goodwill recorded on acquisitions completed prior to July 1, 2001 be amortized through December 31, 2001. Goodwill amortization is precluded on acquisitions completed after June 30, 2001. Effective January 1, 2002, goodwill will no longer be amortized but will be tested for impairment as set forth in the statement. The Company is currently reviewing the new standard and evaluating the effects of this standard on our future financial condition, results of operations, and accounting policies and practices.

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

         Results of Operations

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

         Revenues for the three months ended June 30, 2001 were $130,336 compared to $87,485 in the same period in 2000, a 49% increase in revenue from comparable periods. The increase in revenue was primarily attributable to the increases in marketing activity that began during 2000. Since converting its products to a browser-based ASP application, the Company has primarily been directing its operational and marketing activities toward migration of its current customer base from its original DocLink products to its ClickMD ASP (Application Service Provider) applications. During the period ended June 30, 2001, the Company has initiated several pilot programs with new clients for evaluation prior to a prospective system-wide implementation.

         Operating expenses were $453,056 for the three months ended June 30, 2001 compared to $951,407 for the three months ended June 30, 2000, a decrease of 52%. The decrease in operating expenses was attributable to a reduction in salaries and marketing expenses from the comparable period of 2000. Research and development cost were $59,584 and $115,747 for the three months ended June 30, 2001 and 2000, respectively. The decrease is primarily due to personnel cutbacks in the research and development department.

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

         Interest expense for the six months ended June 30, 2001 was $133,459 compared to $92,190 in 2000 due to borrowings from long-term debt incurred to fund increased marketing development and other operating costs.

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

         In 2000, the Company raised $1,841,100 in the form of a convertible notes with maturities ranging from ninety days to one year. During the first half of 2001, additional notes totaling $150,100 were issued. Such notes are convertible into Preferred Stock of the Company which became available in June 2000. Cash provided by these financings provided the primary source of funding for the period ended June 30, 2001

         In the second quarter of 2001, holders of 10% convertible notes payable totaling $1,841,100 were given an Offer of Conversion which allows the note holder to convert to 920,550 shares common stock, based upon a $2.00 per share stock price. Notes payable (including accrued interest) totalling 1,256,259 were converted to 628,030 shares of common stock during the first half of the year.

         The Company has a line of credit at a bank in the amount of $400,000 that is currently fully borrowed. The line of credit has a maturity date of November 2001 and the Company is seeking to extend this line of credit.

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

                                     PART II

                                OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------------------------------------------------------------


Cause No. GN100323; 200th Judicial District Court of Travis County, Texas. AmeriQuest Technologies, Inc. vs. eClickMD, Inc. filed January 31, 2001. Lawsuit for collection of purchase price of computer equipment purchased by eClickMD, Inc. totaling approximately $260,000.

Cause No.01GC5772; Davidson County Tennessee General Sessions Court. Dye Van Moll & Lawrence, Inc. vs. eClickMD, Inc. The lawsuit filed on March 22, 2001, involved alleged breach of contract regarding marketing, advertising and consulting contract. The suit was settled on August 16, 2001 for $6,500 plus court costs.

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