Form 10QSB
period 2001-09-30
ECLICKMD INC
filed 2001-11-19
CIK 18530

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                               -------------------

     For Quarter Ended September 30, 2001      Commission File No. 0-29804

                                 eClickMD, INC.
               (Exact name of registrant as specified in charter)

           Nevada                                         82-0255758
           ------                                         ----------
      (State or Jurisdiction                             (IRS Employee
        Of Incorporation)                           Identification Number)

 201 East Main Street, Brady Texas                          78625
----------------------------------                          -----
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

                             YES [X]       NO [ ]

As of September 30, 2001, there were 14,868,325 shares of common stock, $.001 par value, of the registrant issued and outstanding.

Transitional Small Business Disclosure Format (check one)

YES [ ]  NO [X]
                         eCLICKMD, INC. AND SUBSIDIARIES
                   (Formerly Link.com, Inc. and Subsidiaries)
                     (Formerly Center Star Gold Mines, Inc.)

                               September 30, 2001

                                      INDEX

                                                                        Page No.
                                                                        --------

PART I   FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of September 30, 2001
                  (unaudited) and December 31, 2000                            2

                  Consolidated Statements of Operations (unaudited)for
                  the three months ended September 30, 2001 and 2000           3

                  Consolidated Statements of Operations (unaudited)for
                  the nine months ended September 30, 2001 and 2000            4

                  Consolidated Statements of Cash Flows (unaudited)for
                  the nine months ended  September 30, 2001 and 2000           5

                  Notes to Consolidated Financial Statements (unaudited)       6

         Item 2.  Management's Discussion and Analysis or Plan of Operation    8

PART II  OTHER INFORMATION

         Item 1. Legal Proceedings                                            12

         Item 2. Changes in Securities and Use of Proceeds                    12

         Item 3. Defaults Upon Senior Securities                              13

         Item 4. Submission of Matters to a Vote of Security Holders          13

         Item 5. Other Information                                            13

         Item 6. Exhibits and Reports on Form 8-K                             13

SIGNATURES                                                                    14

                         eCLICKMD, INC. AND SUBSIDIARIES
                   (Formerly Link.com, Inc. and Subsidiaries)
                     (Formerly Center Star Gold Mines, Inc.)

                           CONSOLIDATED BALANCE SHEETS
               September 30, 2001(unaudited) and December 31, 2000

                                     ASSETS
                                     ------

                                                                      September 30,   December 31,
                                                                          2001           2000
                                                                       -----------    -----------
Current assets
   Cash and cash equivalents                                           $    22,020    $     6,599
   Accounts receivable - trade, net of allowance for doubtful accounts of $38,725 and $31,451 at September 30, 2001
   and December 31, 2000, respectively                                      42,651         12,056
   Prepaid expenses and other  current assets                                8,645            351
                                                                       -----------    -----------
   Total current assets                                                     73,316         19,006

Property and equipment, net of accumulated depreciation                    290,730        405,931

Deferred financing fees, net of accumulated amortization                       176         81,012
                                                                       -----------    -----------

   Total assets                                                        $   364,222    $   505,949
                                                                       ===========    ===========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT
                      -------------------------------------

Current liabilities
   Bank overdraft                                                      $        --    $    37,240
   Line of credit                                                          400,000        400,000
   Current notes payable (including of $169,809 and
    $155,000 owed to related parties at September 30, 2001
     and December 31, 2000, respectively)                                  260,250        185,705
   Convertible notes and debentures - current maturities                   313,615      2,004,100
    Deferred revenue and customer deposits                                  42,200         18,830
    Payable to related parties                                             348,368        169,174
    Accounts payable                                                       956,636        876,802
    Accrued liabilities                                                    376,893        187,064
                                                                       -----------    -----------
    Total current liabilities                                            2,697,962      3,878,915

Long-term convertible notes payable                                        896,158             --

Shareholders' deficit
   Preferred stock - $0.001 par value; 15,000,000 shares authorized,
   no shares issued and outstanding                                             --             --
   Common stock - $0.001 par value; 50,000,000 shares authorized,
   14,868,325 and 11,875,289 shares issued and outstanding
   at September 30, 2001 and December 31, 2000, respectively                14,870         11,875
   Additional paid-in capital                                            2,826,625      1,313,748
   Receivable for the purchase of equity                                  (193,294)        (2,000)
   Accumulated deficit                                                  (5,878,099)    (4,696,589)
                                                                       -----------    -----------
   Total shareholders' deficit                                          (3,229,898)    (3,372,966)
                                                                       -----------    -----------

   Total liabilities and shareholders' deficit                         $   364,222    $   505,949
                                                                       ===========    ===========

See notes to interim financial statements.


                         eCLICKMD, INC. AND SUBSIDIARIES
                   (Formerly Link.com, Inc. and Subsidiaries)
                     (Formerly Center Star Gold Mines, Inc.)

                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
             For the Three Months Ended September 30, 2001 and 2000


                                                    2001           2000
                                                ------------    ------------
Revenues                                        $     96,485    $    111,354

Operating expenses:
   Cost of service                                    19,112          74,515
   Research and development costs                     46,697         121,088
   Selling, general and administrative              329,278         735,842
                                                ------------    ------------
    Operating loss                                  (298,602)       (820,091)

Other income                                           2,261              13
Interest expense                                     (39,044)        (66,850)
                                                ------------    ------------

    Net loss                                    $   (335,385)   $   (886,928)
                                                ============    ============

Net loss per common share - basic and diluted   $      (0.02)   $      (0.08)
                                                ============    ============

Weighted-average number of common shares
    outstanding - basic and diluted               14,344,396      11,256,111
                                                ============    ============

See notes to interim financial statements.


                         eCLICKMD, INC. aND SUBSIDIARIES
                   (Formerly Link.com, Inc. and Subsidiaries)
                     (Formerly Center Star Gold Mines, Inc.)

                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
              For the Nine Months Ended September 30, 2001 and 2000


                                                    2001             2000
                                                ------------    ------------
Revenues                                        $    322,641    $    246,853

Operating expenses:
   Cost of service                                    76,011         152,380
   Research and development costs                    203,956         304,761
   Selling, general and administrative             1,054,018       2,082,530
                                                ------------    ------------
       Operating loss                             (1,011,344)     (2,292,818)

Other income                                           2,337             588
Interest expense                                    (172,503)       (159,040)
                                                ------------    ------------

       Net loss                                 $ (1,181,510)   $ (2,451,270)
                                                ============    ============

Net loss per common share - basic and diluted   $      (0.09)   $      (0.22)
                                                ============    ============

Weighted-average number of common shares
       outstanding- basic and diluted             12,974,275      11,159,444
                                                ============    ============

See notes to interim financial statements.

                         eCLICKMD, INC. AND SUBSIDIARIES
                   (Formerly Link.Com, Inc. and Subsidiaries)
                     (Formerly Center Star Gold Mines, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
For the Nine Months Ended September 30, 2001 and 2000

                                                              2001           2000
                                                          -----------    -----------
Cash flows from operating activities
   Net loss                                               $(1,181,510)   $(2,451,270)
   Adjustments to reconcile net loss to net cash used
      in operating activities:
      Depreciation                                            116,132         20,225
      Provision for Bad Debts                                  19,653         23,875
      Write-off of bad debts                                  (12,378)            --
      Stock issued for services                                39,350             --
      Issuance of stock in lieu of interest                        --         20,797
      Amortization of deferred financing fees                  80,836             --
   Increases and decreases in working capital accounts:
      Bank overdraft                                          (37,240)            --
      Accounts receivable - trade                             (37,870)       (82,092)
      Prepaid expenses and other current assets                (8,296)            --
      Customer deposits                                        23,370             --
      Accounts payable                                        218,711        217,870
      Accrued liabilities                                     365,534         14,337
                                                          -----------    -----------
      Cash flows used in operating activities                (413,708)    (2,236,258)

Cash flows from investing activities
   Purchases of property and equipment                           (932)      (103,732)
                                                          -----------    -----------
      Cash flows used in investing activities                    (932)      (103,732)

Cash flows from financing activities
   Payments on convertible notes payable and debentures            --        (13,000)
   Borrowings on convertible notes payable                    147,350      1,736,100
   Payable to related parties                                 179,194         90,000
   Payments to related parties                                     --        (98,503)
   Payments received on advances to related parties                --         53,500
   Exercise of stock options                                   28,972             --
   Borrowings on notes payable                                 74,545             --
                                                          -----------    -----------
      Cash flows provided by financing activities             430,061      1,768,097
                                                          -----------    -----------

Net increase (decrease) in cash                                15,421       (571,893)

Cash, beginning of period                                       6,599        576,424
                                                          -----------    -----------

Cash, end of period                                       $    22,020    $     4,531
                                                          ===========    ===========

Supplemental disclosures for cash flow information:
   Cash paid during the period for:
      Interest                                            $     9,035    $   141,176
                                                          ===========    ===========

      Income taxes                                        $        --    $        --
                                                          ===========    ===========


Non-cash investing and financing activities:
  Purchase of Health Tech, Inc. with equity                        --         69,264
                                                          ===========    ===========
      Conversion of notes payable to common stock         $ 1,256,259    $ 1,041,750
                                                          ===========    ===========
      Issuance of stock for notes receivable              $   191,292    $        --
                                                          ===========    ===========

See notes to interim financial statements.

                         eCLICKMD, INC. AND SUBSIDIARIES
                   (Formerly Link.com, Inc. and Subsidiaries)
                     (Formerly Center Star Gold Mines, Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
         For the Three and Nine Months Ended September 30, 2001 and 2000


1.       BASIS OF PRESENTATION

The interim financial statements of eClickMD, Inc. and Subsidiaries (the "Company" or "eClickMD") at September 30, 2001, and for the three and nine months ended September 30, 2001 and 2000, are unaudited, and include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation. The December 31, 2000 balance sheet was derived from the balance sheet included in the Company's audited financial statements as filed on Form 10-KSB for the year ended December 31, 2000. Certain amounts previously reported in prior interim financial statements have been reclassified to conform to the 2001 presentation.

The accompanying unaudited interim financial statements are for interim periods and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company's audited financial statements. The accompanying unaudited interim financial statements for the three and nine months ended September 30, 2001, are not necessarily indicative of the results which can be expected for the entire fiscal year.

2.       GOING CONCERN

The consolidated financial statements for the three and nine months ended September 30, 2001 and year ended December 31, 2000 were prepared on the assumption that the Company will continue as a going concern. The Company's continued existence depends upon the success of management's efforts to raise additional capital necessary to meet the Company's obligations as they come due and to obtain sufficient capital to execute its business plan. The Company intends to obtain capital primarily through issuances of equity and convertible debt. Additionally, the Company intends to renew its line of credit agreement. There can be no degree of assurance given that the Company will be successful in completing additional financing transactions.

The consolidated financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or classification of liabilities that may result from the inability of the Company to continue as a going concern.

3.       CONVERTIBLE NOTES PAYABLE

In 2000 and the first nine months of 2001, the Company issued convertible notes payable totaling $1,991,200 to approximately 15 individuals. The notes which bear interest at 10% have original maturity dates of three to twelve months and expire through March, 2002. The notes are convertible into preferred shares of the Company.

In the second quarter of 2001, holders of 10% convertible notes payable totaling $1,841,100 inclusive of accrued interest were given an Offer of Conversion which allows the note holder to convert to 920,550 shares common stock, based upon a $2.00 per share stock price. At June 30,2001 notes totaling $1,161,100 plus $95,159 in accrued interest converted to 628,030 shares of common stock. In the third quarter of 2001, holders of convertible notes payable and accrued interest payable totaling $701,725 with current term maturities were exchanged for long-term convertible notes payable with 10% and 12% interest payable with interest due quarterly. These notes have maturity dates in February of 2003. Accrued interest totaling $63,821 was exchanged for an eighteen month note payable with monthly amortized payments at 12% interest. Accounts payable totaling $138,877 were converted into a convertible note payable with 10% interest due in February of 2003.

4.       SUBSEQUENT EVENT

In September of 2001, the company signed a private placement agreement for a private placement transaction which is continuing and may raise gross proceeds of up to $1,250,000. On October 3, 2001, the company issued senior promissory convertible notes to a private investment fund for $500,000 with interest at 5% annually. After payment of placement agent commissions and expenses of this offering, the company realized net proceeds of approximately $445,000. The notes, which are convertible into common shares have a term of 24 months. Also issued in connection with these notes are warrants to purchase an aggregate of 421,348 common shares at $1.75 per share. The placement is ongoing and the Company may realize additional proceeds therefrom.

Subsequent to September 30, 2001, convertible notes payable representing $63,000 from three individuals matured and are in default. The Company is seeking terms of repayment or extension from these individuals.

5.       TREATMENT OF CERTAIN STOCK OPTIONS FOR DISPUTED SERVICES

In July 2001, the Company issued stock options as retainers for services and as collateral for financing in connection with such services to Oxford Financial and Mark Anthony Christini which were subsequently converted into common stock. In September, 2001, the Company filed a complaint against Oxford Venture Fund, L.L.C. and Karim Rajani alleging the defendants had received Company stock options to purchase 275,000 shares as a retainer and for the purpose of collateralizing financing for the Company, and that the defendant then sold a portion of the stock thereby converting it to their own use instead of using it for collateral. The Company sought compensatory damages, exemplary damages and injunctive relief. The defendant's appeared for a hearing to argue against the Court's in personam jurisdiction over them as well as to argue against the need for injunctive relief. On September 14, 2001, the Court granted a temporary injunction against the defendants making sales of the Company's stock. At the date of this filing, 1,800,000 shares are being restricted from transfer of which 600,000 shares are being held in certificate form by the transfer agent. The defendants have not filed their answer in this matter and the Company intends to seek a default judgment against the defendants. The Company also issued options to purchase an aggregate of 275,000 shares to Mark Anthony Christini as a retainer in exchange for legal services associated with Oxford Venture Fund. These options were converted to shares of common stock. Subsequently, Mr. Christini became deceased before any services were rendered. The Company plans to seek recovery of such shares from the estate of Mr. Christini. The Company expects to recover the before mentioned shares. Due to the circumstances surrounding the issuance of the options and the subsequent dispute that has arisen due to the failure of the optionees to perform according to the agreement, no value has been recorded in the accompanying financial statements related to the original issuance of the options. In the event that the shares may not be recovered, the Company may incur an associated expense during the reporting period in which the settlement occurs.

Item 2.  Management's Discussion and Analysis or Plan of Operation


         Forward Looking Statements

         This Quarterly Report on Form 10-QSB contains "forward-looking" statements as such term is defined in the Private Securities Litigation Reform Act of 1995 and information relating to the Company and its subsidiaries that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect" and "intend" and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, one-time events and other factors described herein and in other filings made by the company with the Securities and Exchange Commission, based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.


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


         Results of Operations

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

         Revenues for the three months ended September 30, 2001 were $96,485 compared to $111,354 in the same period in 2000, a 13% decrease in revenue from comparable periods. The decrease in revenue was primarily attributable to decreased marketing activity in 2001. Since converting its products to a browser-based ASP application in October, 2000, the Company has focused its operational and marketing activities toward migration of its current customer base from its original DocLink products to its ClickMD ASP applications. During the period ended September 30, 2001, the Company has initiated several pilot programs with new clients for evaluation prior to a prospective system-wide implementation.

         Operating expenses were $395,087 for the three months ended September 30, 2001 compared to $931,445 for the three months ended September 30, 2000, a decrease of 58%. The decrease in operating expenses was primarily attributable to a reduction in salaries and marketing expenses from the comparable period of 2000. Research and development costs were $46,697 and $121,088 for the three months ended September 30, 2001 and 2000, respectively. The decrease is primarily due to personnel cutbacks in the research and development department.

         Interest expense for the quarter ended September 30, 2001 was $39,044 compared to $66,850 in 2000. Decreases in interest expense resulted primarily from conversion of a portion of convertible notes payable to common shares in 2001. Issuance of convertible notes payable in 1999 and 2000 provided funding for product development and marketing of the company's browser-based product line.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

         Revenues for the nine months ended September 30, 2001 were $322,641 compared to $246,853 in the same period in 2000. The 31% increase in revenue for comparable periods was primarily attributable to increased sales in the second quarter of 2001.

         Operating expenses were $1,333,985 for the nine months ended September 30, 2001 compared to $2,539,671 for the nine months ended September 30, 2000. The 47% decrease in operating expenses was primarily attributable to a reduction in salaries and marketing expenses from the comparable period of 2000. During the 2000 reporting period, the Company closed offices in Nashville, Tennessee and reduced management and other salary expenditures to conserve cash resources.

         Interest expense for the nine months ended September 30, 2001 was $172,503 compared to $159,040 in 2000. This increase was the result of borrowings from long-term debt incurred in September 1999 to fund increased marketing and product development of the Company's product lines.


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

         In 2000, the Company raised $1,841,100 in the form of a convertible notes with maturities ranging from ninety days to one year. During the first quarter of 2001, additional notes totaling $150,100 were issued. Such notes are convertible into Preferred Stock of the Company which became available in September 2000. Cash provided by these financings provided the primary source of funding for the period ended September 30, 2001

         In the second quarter of 2001, holders of 10% convertible notes payable totaling $1,841,100 were given an Offer of Conversion which allows the note holder to convert to 920,550 shares common stock, based upon a $2.00 per share stock price. Notes payable (including accrued interest) totaling $1,256,259 were converted to 628,030 shares of common stock during the first half of the year.

         In the third quarter of 2001, holders of convertible notes payable and accrued interest payable totaling $701,725 with current term maturities were exchanged for long-term convertible notes payable with 10% and 12% interest payable with interest due quarterly. These notes have maturity dates in February of 2003. Accrued interest totaling $63,821 was exchanged for an eighteen month note payable with monthly amortized payments at 12% interest. Accounts payable totaling $138,877 were converted into a convertible note payable with 10% interest due in February of 2003.

         In September of 2001, the company signed a private placement agreement for a private placement transaction which is continuing and may raise gross proceeds of up to $1,250,000. On October 3, 2001, the company issued senior promissory convertible notes to a private investment fund for $500,000 with interest at 5% annually. The notes, which are convertible into common shares have a term of 24 months. Also issued in connection with these notes are warrants to purchase and aggregate of 421,348 common shares at $1.75 per share. After payment of placement agent commissions and expenses of this offering, the company realized net proceeds of approximately $445,000. The placement is ongoing and the Company may realize additional proceeds therefrom.

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

                                     PART II

                                OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------------------------------------------------------------

Cause No. GN100323; 200th Judicial District Court of Travis County, Texas. AmeriQuest Technologies, Inc. vs. eClickMD, Inc., filed January 31, 2001. Lawsuit for collection of purchase price of computer equipment purchased by eClickMD, Inc. totaling approximately $260,000. Subsequent to September 30, the company has submitted a lease agreement and payments to initiate a new lease program on the above mentioned equipment. At the date of this filing the lease agreement is under negotiation.

Cause No.01GC5772; Davidson County Tennessee General Sessions Court. Dye Van Moll & Lawrence, Inc. vs. eClickMD, Inc. The lawsuit, filed on March 22,2001, involved alleged breach of contract regarding marketing, advertising and consulting contract. On August 15, 2001 the Company reached a settlement on cause No.01GC5772; Davidson County Tennessee General Sessions Court, Dye Van Moll & Lawrence, Inc. vs. eClickMD, Inc. The lawsuit involving an alleged breach of contract regarding marketing, advertising and consulting contract was settled for $6,500 plus court costs.

Cause No. 3:OLV343LN:United States District Court, Southern District of Mississippi. David Buck vs eClickMD. The lawsuit, filed on May 8, 2001 alleges breaches of severence in an employment agreement. David Buck is seeking damages of up to $197,200.

On October 17, 2001, in the United States District Court, Western District of Texas, Austin Division, the Company filed a counter suit against David Buck, Philip Mattingly, and John Griffin for breach of fiduciary duty, statutory and common law fraud, and conversion of corporate funds and assets. One or more of the defendants have been served. No defendant has answered to date.

Cause No. A 01 CA 599 SS; United States District Court, Western District of Texas, Austin Division. eClickMD, Inc. v. Oxford Venture Fund, L.L.C. and Karim Rajani. On September 14, 2001, the Company filed a complaint alleging the defendants had received Company stock valued at over $1,525,000 for the purpose of collateralizing financing for the Company. The defendant sold a portion of the stock thereby converting it to their own use instead of using it for collateral. The Company sought compensatory damages, exemplary damages and injunctive relief. The defendant's appeared for a hearing to argue against the Court's in personam jurisdiction over them as well as to argue against the need for injunctive relief. On September 14, 2001, the Court granted a temporary injunction against the defendants making sales of the Company's stock. At the date of this filing, 1,800,000 shares are being restricted from transfer of which 600,000 shares are held in certificate form by the transfer agent. The defendants have not filed their answer in this matter and the Company intends to seek a default judgment against the defendants.

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


eClickMD, Inc.

Date:  November 14, 2001                    By: /s/ MARION ROBERT RICE
                                               ------------------------
                                               Marion Robert Rice,
                                               President and CEO
                                               (Principal Executive, Financial
                                               and Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         NAME                             TITLE                 DATE SIGNED

By: /s/ MARION ROBERT RICE      Director, CEO and President   November 14, 2001
    ----------------------
    Marion Robert Rice

By: /s/ ANDY W. MCBEE           Director and Assistant        November 14, 2001
    ----------------------      Secretary
    Andy W. McBee

By: /s/ RICHARD F. CORLIN       Director                      November 14, 2001
    ---------------------
    Richard F. Corlin, MD

By: /s/ GARY HUMBERSON          Director                      November 14, 2001
    ---------------------
    Gary Humberson