Form 10KSB
period 2001-12-31
ECLICKMD INC
filed 2002-04-24
CIK 18530

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2001

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-29804

                                 eClickMD, Inc.
                                 --------------

             (Exact name of registrant as specified in its charter)

                                     NEVADA
         (State or other jurisdiction of incorporation or organization)

                                   82-0255758
                                   ----------
                     (I.R.S. Employer Identification Number)

                    201 East Main Street, Brady, Texas 78625
                    ----------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code: (915) 792-8400 Securities registered pursuant to Section 12(b) of the Act: None, Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, $.001 PAR VALUE
                         -----------------------------
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Report on Form 10-KSB or any amendment to this Report on Form 10-KSB. ____

The issuer's revenues for its most recent fiscal year ended December 31, 2001 were $438,708.

The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the Registrant as of January 31, 2002 (based upon the average bid and asked price) was $2,234,635.

Issuers involved in Bankruptcy Proceedings During the Past Five Years. Not Applicable.

The number of shares of the issuer's Common Stock, par value $.001 per share, outstanding as of December 31, 2001 was 17,121,368 of which 5,657,303 shares were held by non-affiliates.

Documents Incorporated by Reference. Yes.

Transitional Small Business Issuer Format. Yes [ ] No [X]

                                  RISK FACTORS

Some of the information in this Report on Form 10-KSB contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as may, will, expect, anticipate, believe, estimate, and continue or similar words. You should read statements that contain these words carefully because they (1) discuss our future expectations; (2) contain projections of our future results of operation or of our future financial condition; or (3) state other forward-looking information. We believe it is important to communicate our expectations to people that may be interested. However, unexpected events may arise in the future that we are not able to predict or control. The risk factors that we describe in this section, as well as any other cautionary language in this Report on Form 10-KSB, give examples of the types of uncertainties that may cause our actual performance to differ materially from the expectations we describe in our forward-looking statements. You should know that if the events described in this section and elsewhere in this Report on Form 10-KSB occur, they could have a material adverse effect on our business, operating results and financial condition.

RISKS RELATED TO OUR HEALTHCARE ELECTRONIC SERVICES

WE ARE ENGAGED IN A BUSINESS THAT PROVIDES HEALTHCARE ELECTRONIC COMMERCE SERVICES AND THAT ONLY RECENTLY BEGAN TO GENERATE REVENUES AND HAS INCURRED NET LOSSES SINCE INCEPTION. We began our current operations in the fall of 1999 upon the closing of our reorganization with Link.com, Inc., a privately-held Nevada corporation, which is now known as Link.com Opps, Inc. We were originally incorporated under the name Center Star Gold Mines, Inc. for the prior purpose of exploring commercial gold deposits, and we owned various unpatented mining claims near Grangeville, Idaho. We abandoned our last mining claim in 1995. Upon our reorganization with Link.com Opps, Inc., or the Reorganization, we changed our business to the healthcare e-commerce industry, specifically connecting physicians, home health agencies and nursing homes via electronic medical record
(EMR) products and services. In August 2000 we changed our name to eClickMD, Inc. (the Company or eClickMD). While we have developed or purchased and continue to develop several EMR products, we have not yet delivered some of our healthcare e-commerce services. We did not generate our first EMR revenues until the quarter ended September 30, 1999. As of December 31, 2001, we had an accumulated deficit of $6,738,766. We expect to continue to incur significant development, deployment and sales and marketing expenses in connection with our business and to continue to incur operating losses for at least the next two fiscal years. We may never achieve or sustain profitability. The provision of services using Internet technology in the healthcare e-commerce industry is a developing business that is inherently riskier than businesses in industries where companies have established operating histories.

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

OUR BUSINESS PROSPECTS WILL SUFFER IF WE ARE NOT ABLE TO QUICKLY AND SUCCESSFULLY DEPLOY OUR EMR SYSTEMS AND PRODUCTS. We believe that our business prospects will suffer if we do not deploy our services quickly. We began allowing access to our Web-based EMR system in November of 2000 and intend to expand deployment of access to our Web-based EMR services during the year 2002, although there can be no assurance that we will be able to continue to do so during this time, or at all. In order to deploy our services, we must integrate our architecture with physicians', payers' and suppliers' systems. We will need to expend substantial resources to integrate our EMR systems with the existing computer systems of large healthcare organizations, home health care organizations and physicians. We have limited or no experience in doing so, and may experience delays in the integration process. These delays would, in turn, delay our ability to generate revenue from our services and may have a material adverse effect on our business, financial condition and operating results. Once we have deployed our EMR system, we may need to expand and adapt it to accommodate additional users, increased transaction volumes and changing customer requirements. This expansion and adaptation could be costly. We may be unable to expand or adapt our network infrastructure to meet additional demand or our customers' changing needs on a timely basis and at a commercially reasonable cost, or at all. Any failure to deploy, expand or adapt our system quickly could have a material adverse effect on the Company's business, financial condition and operating results.

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

GOVERNMENT REGULATION OF THE COMPANY'S BUSINESS COULD ADVERSELY AFFECT ITS FINANCIAL CONDITION AND RESULTS OF OPERATIONS. Our services may be subject to extensive and frequently changing regulation at federal, state and local levels. The Internet and its associated technologies are also subject to government regulation. Many existing laws and regulations, when enacted, did not anticipate the methods of healthcare e-commerce we are developing. We believe, however, that these laws and regulations may nonetheless be applied to our healthcare e-commerce business. It may take years to determine the extent to which existing laws and regulations governing general issues of property ownership, sales and other taxes, libel, negligence and personal privacy are applicable to the Internet. Laws and regulations may also be adopted in the future that address Internet-related issues, including security, privacy and encryption, pricing, content, copyrights and other intellectual property; contracting and selling over the Internet; and distribution of products and services over the Internet. Accordingly, our healthcare e-commerce business may be affected by current regulations as well as future regulations specifically targeted to this new segment of the healthcare industry. While our products are designed to aid our customers' compliance with certain government regulations, changes in these regulations or their repeal could reduce the need for our products.

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

WE MAY BE UNABLE TO ADEQUATELY DEVELOP A PROFITABLE PROFESSIONAL SERVICES ORGANIZATION, WHICH COULD AFFECT BOTH OUR OPERATING RESULTS AND OUR ABILITY TO ASSIST OUR CLIENTS WITH THE IMPLEMENTATION OF OUR PRODUCTS. We cannot be certain that we can attract, retain or successfully manage a sufficient number of qualified professional services personnel. We believe that growth in our product sales depends on our ability to provide our clients with these services and to attract and educate third-party consultants and service providers to provide similar services. As a result, we expect to significantly increase the number of our services personnel to meet these needs. New services personnel will require extensive training and education and take time to reach full productivity. Competition for qualified services personnel with the appropriate Internet-specific knowledge is intense. We are in a new emerging market, and a limited number of people have the skills needed to provide the services that our customers demand. To meet our needs for services personnel, we may also need to use more costly third-party service providers and consultants to supplement our own professional services organization. We cannot be certain that our professional services revenue will exceed professional services costs in future periods. Difficulties we may encounter in managing our growth could adversely affect our results of operations.

ITEM 1. BUSINESS
                                     General

eClickMD, Inc., formerly known as Link.com, Inc. and Center Star Gold Mines, Inc. (the Company or eClickMD) was incorporated in Idaho in 1961, for the primary purpose of exploring for commercial gold deposits and operated under the name of Center Star Gold Mines, Inc. (CSGM). The Company had owned various unpatented mining claims near Grangeville, Idaho, from 1962 until the last mining claim was abandoned in 1995. The claims were abandoned because the Company did not have adequate working capital in order to pay the annual maintenance fee of $100 per mining claim to the U.S. Bureau of Land Management. From 1995 until the reorganization with Link.com, Inc. the Company was inactive. During 1998 the Company changed its domicile to the State of Nevada and is now a Nevada Corporation, and effected a one-for-four reverse split of the outstanding shares of common stock effective on August 12, 1998.

                             The Company's Business

Link.com, Inc., a privately held Nevada corporation (Link.com), was co-founded by Marion Robert Rice and Andy W. McBee to develop Internet software products for use by physicians and other health care providers. This company was originally incorporated in Nevada on May 12, 1999. On August 31, 1999, this company purchased the assets and liabilities of two entities: National Health Care Information Systems, LLC, a Texas limited liability company (National Health Care) organized on November 4, 1998, and Venture Information Systems, LLC, a Texas limited liability company (Venture Information), organized on August 7, 1996. National Health Care was organized to develop a product known as scanware, which was designed to scan specific documents for clinical tracking of patient care and the financial reporting resulting from a patient's care. There have been limited sales of this product. Venture Information was created to develop and implement the Company's first software known as DocLink.

                               The Reorganization

On September 20, 1999, CSGM entered into an Agreement and Plan of Reorganization (the Reorganization Agreement) with Link.com, Inc. Pursuant to the Reorganization Agreement, the shareholders of privately-held Link.com agreed to exchange 100% of the issued and outstanding shares of common stock or 25,000 shares, in exchange for 10,388,898 shares of CSGM's common stock with a par value of $0.001 (the Common Stock). For accounting purposes, the acquisition of Link.com by CSGM is treated as a recapitalization of Link.com with Link.com as the acquiror (a reverse acquisition). Accordingly, the historical financial statements are those of Link.com and its predecessors, Venture Information and National HealthCare. Subsequent to the merger, the Board of Directors of CSGM approved a reverse split of the outstanding shares at the rate of one share for every 4.5 shares outstanding. The Board of Directors also approved a change of CSGM's name to Link.com, Inc. in September, 1999. Pursuant to a Written Consent in Lieu of a Special Meeting of Shareholders dated May 26, 2000, the following actions were taken: the Company's name was changed to eClickMD, Inc., and the Company's authorized capital stock was increased to 65,000,000 shares including a series of blank check preferred stock consisting of 15,000,000 shares.

                               Industry Background

Health care is still a highly fragmented, local industry. Nearly half of the nation's 600,000 physicians work in practices with only one or two doctors and most of the country's 5,000 hospitals operate independently, according to the American Medical Association (Gravitz, 2000). However, annual spending for health care was more than $1 trillion in 1996 and is expected to grow at an unprecedented pace. According to the Centers for Medicare & Medicaid Services
(CMS), formerly Health Care Financing Administration, that number is expected to reach $2.1 trillion by 2007. It is expected that spending on health care will represent 17 percent of the GDP in 2007 (Whitten, Steinfield & Hellmich, 2001).

Health care is one of the most paper-intensive industries. In fact, some industry analysts say that inefficiencies account for as much as 25% of this $1.3 trillion industry (Cunningham, 2000). With no single entity that could enforce technology guidelines, the government stepped in to mandate technology security and patient confidentiality in 1996. Enforcement of the Health Insurance Portability and Accountability Act (HIPAA) mandate as early as the Fall 2002 is forcing latent technology adopters to move quickly, or risk stiff penalties for non-compliance. While a few health care organizations are well on their way to implementing HIPAA-ready technology, the vast majority has underestimated the amount of time they will need to comply (Lanser, 2001). This has caused a heightened sense of urgency within the health care industry to move quickly to adopt HIPAA-ready technology. HIPAA was enacted by Congress and signed into law in August, 1996. This act primarily addressed the protection of health insurance coverage when an individual changed or lost their job. In addition, HIPAA included the Administrative Simplification Act which was intended to simplify and standardize the transmission of information between and among health plans, providers and payors. At the same time the Act addressed the privacy and security of an individual's health information.

The Act is implemented through regulations, some of which have been established and some of which are still being formulated by the accountable federal agencies. The earliest mandated implementation of any of the regulations is October, 2002 for the transmission of certain information between health plans, providers and payors.

The U.S. Department of Health and Human Services predicts that unifying the health care market with a standardized technology solution would save the industry over $29.9 billion during the next 10 years. However, there hasn't been a universal technology solution that could enable one health care professional to easily share information with another until eClickMD.

                      eClickMD's Uniqueness in the Industry

eClickMD believes that it is uniquely able to create economic motivators for health care professionals. The efficiencies of moving patient documents electronically reduces overhead, increases compliance and improves cash flow. Physicians use the system's sophisticated management and tracking capability to provide a HIPAA compliant audit trail of the time spent in Care Plan Oversight
(CPO) reviewing and approving patient documents. Prior to eClickMD, physicians were hesitant to bill for Care Plan Oversight because of the risk associated with having no proof of time spent reviewing and approving documents. eClickMD's technology automatically tracks the time for the physician and provides real-time reports as documentation for physician claims. This motivator, alone, has resulted in significant interest among physicians.

Other eClickMD advantages are its security, simplicity, and affordability. The Company's user-friendly technology requires no IT resources for implementation or maintenance. Health care providers can install the software and begin using the application in a matter of minutes. The software is a light-footprint, Window's interface that resides on the client's computer with all the processing and logic handled by eClickMD's secure server environment. Health care professionals are provided a HIPAA-compliant workflow tool, with access to archived documents, technical support, and real-time reports without the need or the expense of an IT staff. The technology's simplicity enables health care professionals to improve workflow efficiencies while generating an audit trail of activities that result in HIPAA compliance.

------------------------------------------------------ ------------------------------------------------------
             HIPAA Compliance Challenges                                eClickMD Solutions

------------------------------------------------------ ------------------------------------------------------
Limited Budgets                                        Affordable monthly subscription fees

------------------------------------------------------ ------------------------------------------------------
Limited Internal IS Resources                          24x7 technical site support
------------------------------------------------------ ------------------------------------------------------
Multiple Legacy Systems                                Open-platform technology using XML and HL7 standards
                                                       for easy integration
------------------------------------------------------ ------------------------------------------------------
Limited Technical Knowledge                            No Installation Required/ Light Footprint on Client
                                                       Side
------------------------------------------------------ ------------------------------------------------------
Limited Knowledge of HIPAA Requirements                System is based on HIPAA standards and requirements.
                                                       If using the eClickMD system, there is no additional
                                                       knowledge regarding HIPAA guidelines required to
                                                       maintain compliance.
------------------------------------------------------ ------------------------------------------------------
Limited Resources for Archiving Patient Data           All workflow documents passing through the platform
                                                       are archived for user access throughout the term of
                                                       the contract; archiving fees will be charged
                                                       subsequently.
------------------------------------------------------ ------------------------------------------------------

                             The E-Commerce Business

Management believes that eClickMD, Inc. is the leader in HIPAA-compliant, coordination of care technology for the health care industry. Home health care executives founded the Company in 1996 to address inefficiencies in workflow processes between agencies. That same year, the U.S. government released the HIPAA Act that mandated Internet-based electronic storage and transmission of patient data be standardized, secured, and subjected to rigorous privacy rules. eClickMD quickly enhanced its digital certificate and e-signature technology to comply with these HIPAA standards. Today, the Company has nine technology patents pending encompassing over 150 specific claims for managing and transmitting sensitive patient data. There are also over 400 health care professionals moving in excess of 12,000 patient documents annually through the eClickMD system.

Last November, the government released another security standard for patient privacy mandating that health care providers maintain an audit trail of anyone viewing or handling patient records. Failure to adhere to these regulations can result in stiff legal and financial penalties to health care professionals as early as 2003. Mainstream health professionals, who have procrastinated the retooling of their practices, are now scrambling to secure an affordable HIPAA-ready solution that offers quick implementation and "out-of-the-box" usability. eClickMD is currently the only company with the technology, experience and the industry knowledge to affordably meet this need.

In July of 2001, the Company began transitioning its peer-to-peer software solution to a highly scaleable platform for mid to large-sized enterprises. This new platform allows the Company to leverage its home health care and physician network by adding connections to medical equipment companies, pharmacies, nursing homes, hospice, hospitals, research communities, lab companies and insurance payors.

One of the most significant advantages eClickMD has over other technology companies is the ability to penetrate the coveted physician's desktop. Unlike other HIPAA-compliant solutions that focus on the billing side of a practice, eClickMD automates physician workflow at the point of patient-care management. This difference enables health care professionals to meet regulatory compliance without changing their normal workflow pattern. Typically, an intense paper or fax transaction sequence occurs between physicians and providers to manage the plan of care, report changes in condition, document verbal orders, report clinical oversight and process billing activities. Physicians are attracted to eClickMD's solution for its simplicity, convenience, and ability to generate additional revenue through Care Plan Oversight (CPO) billing. This additional source of Medicare revenue for reviewing and approving home health and hospice patient orders is virtually untapped, and can add $30,000 or more a year to a typical small practice.

In November of this year, Senator Jay Rockefeller and Congressman Pete Stark introduced the Medicare Chronic Care Improvement Act of 2001(bill numbers H.R. 3188 and S.1589) to improve Medicare benefits, financing and oversight structures for people with chronic conditions. This provides for Current Procedural Terminology (CPT) codes to track "coordination of care" activities and provides for reimbursement of such activities between healthcare providers and physicians. For eClickMD, this is a significant opportunity. eClickMD's software already tracks billable time and events under existing CPT and Health Care Financing Administration (HCFA) Common Procedure Codes (HCPC) codes. The ability to track billable time will allow physicians and other chronic care providers to recognize additional revenue. Annually, over 100 million Americans have chronic conditions. This will have a significant impact on our target market.

                                  Our Products

eClickMD's technology solutions are Web service applications that are designed to provide secure workflow and data exchange between health care professionals. This secure electronic connection among local health professionals is unlike any technology that currently exists within the health care industry. Home health care groups, labs, nursing homes, hospitals, and pharmacies are all connected to the physicians' desktop with a single technology solution. The Company's digital certificate and e-signature technology enables health care organizations to manage workflow processes easily and securely without the paper shuffle typically associated with their business.

The Company takes advantage of an open-architecture, modular approach to developing software, which significantly reduces cost and development time for follow on applications and integrations with Original Equipment Manufacturers
(OEMs). eClickMD products include SecureMD(TM) for e-signature and secure transmission of patient data, NetOASIS(TM) for assessment accuracy and verification, and FACTS2000(TM) for forecasting and monitoring of nursing home cash flow. To safeguard sensitive data, eClickMD employs digital certificates and multi-level encryption technology.

In early November 2001, the Company began development of its third generation software. The SecureCARE(TM) platform includes dynamic forms presentation and new user features that are robust and user friendly. The eClickMD document viewer and forms presentation engine has been designed to accommodate larger enterprises in today's healthcare sectors. This new, third generation technology, takes advantage of the Windows(R) look and feel that is most common in today's healthcare environment, and utilizes the Internet as the back-end communication pipeline to the eClickMD web services platform located in the data center. The eClickMD database serves up robust dynamic forms through a small Windows client interface that is updated every time the user begins utilizing the application. User authentication and login is verified by standard PKI (Public Key) with digital certificates. If the users name and password do not match the digital certificates criteria then the users access is disallowed. The digital certificate is stored in a certificate vault and is only used during the current user session. eClickMD has filed for patent protection on the certificate vault concept. This concept is truly innovative and allows for ease of use and portability for the user. The certificate vault can accommodate other digital certificates that are issued by other certificate authorities, (Verisign(TM), Digital Trust(TM), Baltimore Security(TM), and many others). The vault concept allows eClickMD to manage the certificates for the user. The third generation software is based on data manipulation and presentation to the dynamic forms. This concept will allow the Company to interface with already available data from other healthcare software applications. The Company will be able to interface with these large software vendors that have market penetration already established and allows these vendors to become HIPAA compliant at the same time. If the direct interface solution is not feasible or physically cannot be implemented, the Company has developed a solution to accommodate this problem. A printer driver that can be selected in all Windows(R) applications that converts any document into a XML image that the SecureCARE(TM) platform can interpret and make presentable to the user in an image of the form. Signature/Date templates can be created on this form image and then sent on to the physicians and nurses for signatures. In July of this year, the Company began transitioning its peer-to-peer software solution to a highly scaleable platform for mid to large-sized enterprises. This new platform allows the Company to leverage its home health care and physician network by adding connections to medical equipment companies, pharmacies, nursing homes, hospice, hospitals, research communities, lab companies and insurance payors.

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

The Company's first product, DocLink, was released in January 1997. This product furnishes health care providers with a means to send doctor's orders (and other vital patient information) to a physician's office, where the orders would then be reviewed and authorized by the physician on his or her desktop computer. DocLink allows a home care provider to scan a medical order and send it to a physician. At the doctor's office, DocLink alerts the physician with a "you've got mail type" icon, where the physician can read the order on the screen and affix his or her electronic signature by invoking a password. DocLink automatically delivers the signed order back to the home care provider and automatically prints the order to be stored in the paper chart. While the physician is reviewing orders, DocLink can provide him or her with a timing routine, which also feeds a database that furnishes per-patient oversight billing reports.

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

Medicare increased CPO billing rates between 17% and 22% for the year 2000 to get more physicians to bill and review documents coming from home health agencies. Many physicians overlook the CPO billings, primarily due to the increased paperwork to manually track the billing. In a research report prepared for the Massachusetts Medical Society regarding care plan oversight charges from Medicare, 89.8% of respondents do not submit these charges for payment. There is a significant relationship between physician specialty and whether or not a respondent submits this charge. However, a very low percentage of overall respondents submit this charge. When asked, "Why not?" the majority of respondents (57.6%) reported not being aware of this charge. Forty two percent (42.4%) reported other reasons. The verbatim responses indicate that the respondents do not submit this charge because: 1) the time required is not worth the compensation, 2) they are not paid even when they do submit the charge, and
3) insufficient time is spent on care plan oversight. Fear of audit and lack of billing system capability was also mentioned. Our software product, DocLink automatically tracks the time spent and produces reports that can be used as the source document for billing. DocLink solves these issues and has passed HCFA and OIG (Office of Inspector General) audits conducted by the Federal Government. Our browser based and significantly enhanced eClickMD product will incorporate this functionality as well as features only feasible from a browser based ASP solution.

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

In September 1999 the Company launched its first Internet site with its first completely Web based application called net.Care. The software provides verification as to whether services rendered to a patient are eligible for reimbursement. net.Care is a Web-enabled product or service that was developed by the Company in conjunction with several clinical and administrative professionals in home health care to verify whether services rendered by a provider to a patient are eligible for reimbursement. In 1999, the HCFA implemented OASIS (the Outcomes Assessment Information Set). The program allows home health care providers to upload an OASIS file which is a project implemented by the HCFA. The primary focus of the project was to improve the quality of care in home health care. However, OASIS has become the financial determinant of reimbursement for home health care. OASIS determines eligibility for Medicare as well as appropriateness of care and actual payment rates. There are many instances in the assessment form that allows the home health care agency to contradict other portions of the assessment, albeit minor, thereby disallowing proper charges for payment. net.Care, as an audit tool is designed to discover such discrepancies before the information is sent to the state clinical regulatory agencies or HCFA. This allows changes to be implemented prior to the submission of the data, all performed in minutes, where a manual audit could take one to two hours.

This product reduces the labor costs associated with nurses spending several hours reviewing data in a patient's paper chart and also the chances of claim rejections for documentation deficiencies. net.Care is designed to detect conflicting nursing responses, to assist with the coordination and preparation of a patient's plan of care, to recognize patients who may not be eligible for particular services, and to make suggestions for completion of the patient's plan of treatment.

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

Currently, the eClickMD products are licensed to approximately 305 physicians and 105 home health care agencies located in Texas, Louisiana, Mississippi, Alabama, Oklahoma, North Carolina and South Carolina while net.Care is currently being used in several areas of the country. Physicians are charged a small monthly fee and home health care agencies are charged a base monthly rate based on patient census. Typically, a rural home care agency has four to ten referring physicians with which it exchanges documents while an urban home care agency typically averages between twenty and thirty referring physicians. The Company's market penetration strategy is to engage the home care agency as a client in an area and then work directly with the agency to market to its current referring physicians.

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

                              Intellectual Property

Management believes that the eClickMD business model and software products are unique and patentable and the Company currently is working to secure patents and the appropriate trademarks. The Company has already received patent pending and trademark pending status on some of its current products and is currently filing for intellectual property protection of current and envisioned product developments and features. In October 2000 the Company was granted trademark protection to eClickMD(R), the brand name of its primary product line. Nine (9) applications for patents have been filed as conversions of the original provisional patent filing. However, no assurance can be given that any patent will be granted, that any patent granted will provide meaningful protection, or that any patent granted to the Company will not be found to infringe upon any patents granted to others.

                          Marketing and Sales Strategy

eClickMD seeks to reach its target market of 600,000 physicians, 5,000 hospitals, and 7,754 home health agencies through a direct sales channel, private label relationships with management and billing software companies, and carefully selected strategic partnerships within the health care community. Private label relationships offer the Company a reduced cost of customer acquisition and quick ramp up of revenue by leveraging third-party relationships with providers. The Company's direct sales channel is initially focused in the top six geographic areas (Dallas, Atlanta, San Francisco, Chicago, Philadelphia and New York) where the highest concentration of physicians and Medicare patients exists. The direct sales channel is made up of outside account executives and inside sales support. Both of these sales teams work closely together to attempt to penetrate a specific geographic area or cell, prior to moving to the next. This sales concentration generates strong viral marketing within the shortest span of time.

Due to the referral type of relationship that doctors have with other health care providers, eClickMD enjoys a beneficial viral marketing advantage. Typically, a physician has a referral relationship with five or more health care providers. Or, a single home care agency, for example, can have a referral relationship with as many as 30 doctors. Generally, so that all parties can benefit, both the physicians and providers attempt to get each other connected to the eClickMD system.

We will attempt to direct our efforts towards companies that offer products which we perceive as complimentary to the eClickMD product offering. Examples include alliance partner companies such as bConnected and Care Centric. These companies have product offerings that benefit from a direct interaction with physicians and provider offices within the eClickMD user network. We gain market share and subscription revenues while maintaining control of the physician interface thus allowing additional CPO and coordination of care billing opportunities.

 Further leads are generated through an aggressive public relations strategy, trade shows, permission-based email, direct mail, and print advertising. Trade shows include providers in durable medical equipment, long-term care, pharmaceutical and hospice care.

                                   Technology

The Company is currently designing software for the physician, long-term facilities and home health care agencies that will track patient conditions and assessments that generate verbal orders and standard form filings and billing functions. The Company believes that it can position products into the Internet medium to collect and distribute information, communicate, interact and engage in commerce to overcome the historical technical barriers for connecting the participants in the health care industry. However, the Company can give no assurance that it will successfully develop these software products.

The Company will make its core products available through an industry standard windows interface. The backend will consist of a series of Web servers that will store and read data from a Sequential (SQL) database controlled by the Company. Physicians and other health care providers will be served up a digital certificate from the Company's certificate vault that will allow them access to specific subsets of data (patients and documents) from the SQL database. Digital certificates will allow the Company to use secure socket layer (SSL) between the thin client application and the Web server with firewall protection to provide maximum security for sensitive patient information. SecureCare allows providers to enter patient demographics and documents into on-line Web forms. These forms will be generated from standard Hypertext Markup Language (HTML) pages and the data will be saved with attached security information in the SQL database. Many of the other basic features of SecureCare such as reports, reviewing charts, email, and employee management can also be handled from the thin client interface.

The technology that the Company is developing will have built-in security database elements in the system and it will maintain the required information to support all functions, including login, availability of data, user privileges, user activity and inactivity monitoring, access control, transaction routing, billing, and error messaging. The security database is being designed to address unauthorized disclosure of information, unauthorized modification of information, loss of data integrity, and denial of service. The Company's system will employ a variety of techniques in order to provide a comprehensive and secure system, including 128-bit data encryption technology, firewall technology among all sub-networks throughout the system, and systems to immediately identify break-in attempts and automate lockouts if breaches are suspected. The system architecture is being designed to support redundant network infrastructure, web application, and database servers, system CPU's, and databases to scale to customers' ultimate needs. In addition, the system will work through any HTML browser supporting Java, ASP, VB and XML, which enable rapid deployment of product extensions without installation of new client software.

The Company warrants its products for 60 days and provides customer support, in accordance with each customer's contractually agreed-upon service level, during normal business hours. Customer support includes but is not limited to procedural training and diagnostic assistance, installation assistance, low-level systems and operating system assistance as well as providing documentation on items described above.

                                   Competition

Since 1996, when the first HIPAA regulations were released, several attempts have been made to lure physicians into standardized technology. Companies like Healtheon/WebMD (Nasdaq: HLTH) promised cost savings to physicians by linking insurers, labs and other providers throughout the country in a portal-buying network. Others, like McKesson HBOC (NYSE:MCK), have focused on the automation of billing systems to meet patient security guidelines. What many of these early technology entrants failed to realize were the cultural issues inherent to health care. Physicians rarely work with the billing side of the practice, so capturing the 600,000 physicians' desktops through billing automation is unlikely. Also, physicians prefer working with providers in their local area, so global portal communities are not as likely to attract physicians. For example, a physician in Houston is not interested in being connected to a lab, a pharmacy, or a home health agency in New York City. The physician's practice revolves around a localized community of providers. In order to gain physician adoption for any Internet solution, the technology must provide connectivity to the physician's local network.

eClickMD currently has few competitors. Competitors are split into two sectors:
Indirect competitors in the eHealth space, like Healtheon/WebMD and McKesson HBOC; and two privately held direct competitors in the secure data exchange market, Medicus in the home health care market and TrackMed in the durable medical equipment market. Medicus and TrackMed provide data exchange technology that requires redundant data input on the part of the users, but does not support the HIPAA 2002 tracking requirements. Other companies, like Healtheon/WebMD and McKesson HBOC in the B2B eHealth sector, are using their strong equity currencies for acquisitions and signing partnerships to quickly develop the front and back-ends of their transaction networks, with the intention of shutting the door of opportunity for new entrants. Nevertheless, market reports indicate that these organizations are finding that significant hurdles need to be cleared regarding physician adoption on the front end. For instance, although Healtheon/WebMD now has over 80,000 enrollees, the Company's utilization statistics indicate that only about 6,000 physicians are actively generating any transactions.

Physicians are proving reluctant to pay for services and even more unwilling to change practice patterns without compelling financial incentives. While lack of physician motivation to adopt and use new technology has been a problem, eClickMD believes that it is uniquely positioned to turn that problem into an opportunity. By using its Web services platform to facilitate communications and automate the transactions that occur between health care providers and the physician's office, eClickMD not only provides physicians the benefit of reduced administrative costs but promises to do something that no other market competitor can deliver at this time: to provide a means of enhancing physician revenue through the documentation of billable services (CPO).

Management believes that the company will successfully compete based on the following advantages:

o    Physician revenue increases product adoption

o    HIPAA and HL7 (Health Level Seven messaging standards) compliant

o    Web services model requiring no IT support or expensive implementation

o    Compliance data captured through existing workflow processes

o    Affordable monthly licensing fees

                              Government Regulation

Participants in the healthcare industry are subject to extensive and frequently changing regulation at the federal, state and local levels. The Internet and its associated technologies are also subject to government regulation. Many existing laws and regulations, when enacted, did not anticipate the methods of healthcare e-commerce the Company is developing. The Company believes, however, that these laws and regulations may nonetheless be applied to the Company's healthcare e-commerce business. The Company believes that its products adhere to all applicable regulations including HCFA and HIPAA Internet based medical e-commerce mandates. See Risk Factors above.

Current HIPAA Timelines:

HHS is continuing to develop, publish, and ratify rules regarding HIPAA. The privacy rule was published on December 28, 2000. The compliance date is February 26, 2003.

Summary of the Current State of HIPAA Standards:

========================================= =========================== ================================ ===========================
                Standard                         NPRM Published?            Final Rule Published?            Compliance Date
========================================= =========================== ================================ ===========================
Transactions and Code Sets                 Yes. 05/07/1998             Yes. 08/17/2000                  10/26/2002
========================================= =========================== ================================ ===========================
National Provider Identifier               Yes. 05/07/1998             No Expected Date                 No Expected Date
========================================= =========================== ================================ ===========================
National Employer Identifier               Yes. 06/16/1998             No Expected Date                 No Expected Date
========================================= =========================== ================================ ===========================
Security                                   Yes. 08/12/1998             No Expected Date                 No Expected Date
========================================= =========================== ================================ ===========================
Privacy                                    Yes. 11/03/1999             Yes. 12/28/2000                  02/26/2003
========================================= =========================== ================================ ===========================
National Health Plan Identifier            No Expected Date            No Expected Date                 No Expected Date
========================================= =========================== ================================ ===========================
Claims Attachments                         No Expected Date            No Expected Date                 No Expected Date
========================================= =========================== ================================ ===========================
Enforcement                                No Expected Date            No Expected Date                 No Expected Date
========================================= =========================== ================================ ===========================
National Individual Identifier             On Hold                     On Hold                          On Hold
========================================= =========================== ================================ ===========================

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

                                    Employees

As of December 31, 2001, the Company had 17 full-time employees primarily located in two offices which included 3 employees in systems development and support, 8 employees in sales and customer support, 2 employees in finance and accounting and 4 employees performing executive and administrative functions. The Company also utilized two contract developers providing technology and other operational services. The Company's ability to achieve its financial and operational objectives depends on its ability to continue to attract, integrate, retain and motivate highly qualified technical and customer support personnel. A competitive environment exists for attracting such personnel. If the Company expands operations, additional employees may be necessary.

ITEM 2. PROPERTIES

The Company's principal executive office is located in Austin, Texas in approximately 7,000 square feet of leased office space. The company was notified of the termination of the sub-lease agreement by GTECH Corporation (sub-landlord), on July 11, 2001 with the lease agreement converted to a tenancy at will arrangement. The company is now a tenant "at will" at a rate of $6,633 per month. The Company has held preliminary discussions with GTECH Corporation regarding re-negotiation of a sub-lease agreement. The company believes that its facilities are adequate for the Company's current operations and that additional leased space can be obtained if needed.

ITEM 3. LEGAL PROCEEDINGS

Cause No. GN100323; 200th Judicial District Court of Travis County, Texas. AmeriQuest Technologies, Inc. vs. eClickMD, Inc., filed January 31, 2001. Lawsuit for collection of purchase price of computer equipment purchased by eClickMD, Inc. totaling approximately $260,000. Subsequent to September 30, 2001 the company has submitted a lease agreement and payments to initiate a new lease program on the above mentioned equipment. At the date of this filing the lease agreement was approved and certain terms are under negotiation but no assurances can be made that terms will be agreed upon.

Cause No. 3:OLV343LN; United States District Court, Southern District of Mississippi. David Buck vs. eClickMD, Inc. The lawsuit, filed on May 8, 2001 alleges breaches of severence in an employment agreement. David Buck is seeking damages of up to $197,200. The Company is negotiating a settlement offer at the time of this filing and cannot estimate the amount of any settlement.

On October 17, 2001, in the United States District Court, Western District of Texas, Austin Division, the Company filed a counter suit against David Buck, Philip Mattingly, and John Griffin for breach of fiduciary duty, statutory and common law fraud, and conversion of corporate funds and assets. One or more of the defendants have been served. The Company has reached a settlement with John Griffin and agreed to release him from this suit.

Cause No. A 01 CA 599 SS; United States District Court, Western District of Texas, Austin Division. eClickMD, Inc. vs. Oxford Venture Fund, L.L.C. and Karim Rajani. On September 14, 2001, the Company filed a complaint alleging the defendants had received Company stock valued at over $1,525,000 for the purpose of collateralizing financing for the Company. The defendant sold a portion of the stock thereby converting it to their own use instead of using it for collateral. The Company sought compensatory damages, exemplary damages and injunctive relief. The defendant's appeared for a hearing to argue against the Court's in personam jurisdiction over them as well as to argue against the need for injunctive relief. On September 14, 2001, the Court granted a temporary injunction against the defendants making sales of the Company's stock. At the date of this filing, 1,800,000 shares are being restricted from transfer of which 600,000 shares are held in certificate form by the transfer agent. The defendants have filed their answer in this matter and the Company intends to vigorously pursue this matter or seek settlement or summary judgement against the defendants.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of eClickMD, Inc., a Nevada corporation (the "Company"), was held in Austin, Texas on December 20, 2001 for the following purposes:

         1. To elect the Board of Directors;

         2. To ratify the appointment of King Griffin & Adamson P.C. as independent auditors for the Company for the fiscal year ending December 31, 2001;

         3. To approve an amendment to the Company's 2000 Stock Option Plan (the "Plan"), increasing the number of common shares authorized for issuance under the Plan was increased by 1,693,990 shares, from 2,593,764 shares to 4,287,754 shares;

         Only stockholders of record at the close of business on November 16, 2001 were entitled to notice of and to vote at the meeting or any adjournment thereof.


Marion Robert Rice, Andy W. McBee, Robert D. Corlin, and Gary D. Humberson were the Board's nominees for election to the Board at the Annual Meeting. Each director so elected will hold office until the next annual meeting of the stockholders and until his successor is elected and qualified or until his earlier resignation or removal.

King Griffin & Adamson P.C was ratified as auditors for the Company for the fiscal year ending December 31, 2001.

On August 16, 2000 the Board of Directors and Shareholders of the Company approved the adoption of an employee stock option plan and a director stock option plan (the Plan). At September 30, 2000, the Company had reserved 2,500,000 shares for issuance under these plans. The number of common shares authorized for issuance under the Plan was increased by 1,693,990 shares, from 2,593,764 shares to 4,287,754 shares

Proxy votes were obtained from the holders of approximately 63% of the outstanding voting capital stock, as of November 16, 2001, that ratified the abovementioned items.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Our Common Stock is traded on the OTC Bulletin Board. It is currently traded under the symbol ECMD.OB. The following table sets forth the range of high and low prices as reported on the National Quotation Bureau Pink Sheets for the periods indicated. The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. Prior to the last fiscal year, the Company has had minimal or no trading activity since 1995.

        Fiscal Year 2001                      High              Low
        --------------------------------------------------------------
        Quarter ended March 31                $5.00             $0.13
        Quarter ended June 30                 $3.25             $1.15
        Quarter ended September 30            $1.34             $0.16
        Quarter ended December 31             $0.65             $0.33

As of December 31, 2001, the Company had 1,408 holders of record of its Common Stock.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements of the Company and the notes thereto included elsewhere in this Report on Form 10-KSB. The discussion in this section of this Report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, those discussed in Risk Factors and those discussed elsewhere in this Report on Form 10-KSB.

                                    Overview

eClickMD, Inc. is the leader in HIPAA-compliant, coordination of care technology for the health care industry. Home health care executives founded the Company in 1996 to address inefficiencies in workflow processes between agencies. That same year, the U.S. government released the HIPAA Act that mandated Internet-based electronic storage and transmission of patient data be standardized, secured, and subjected to rigorous privacy rules. eClickMD quickly enhanced its digital certificate and e-signature technology to comply with these HIPAA standards. Today, the Company has nine technology patents pending encompassing over 150 specific claims for managing and transmitting sensitive patient data. There are also over 400 health care professionals moving in excess of 12,000 patient documents annually through the eClickMD system.

                              Results of Operations

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Revenues in fiscal year 2001 increased 32% to $438,708 from $332,980 in fiscal 2000. The increase in revenue was primarily the result of a full year's impact of sales of the internet-based ClickMD product, introduced in October 2000. Also contributing to increased revenue were higher sales of the Company's net.Care Software coupled with a full year's impact of revenue resulting from the acquisition of LuRo in June 2000. Partially offsetting these revenue increases were lower sales of the Company's DocLink product. Since converting its products to a browser-based ASP application in October, 2000, the Company has focused its operational and marketing activities toward migration of its current customer base from its original DocLink product to its ClickMD applications.

Operating expenses totaled $2,603,017 for the twelve months ended December 31, 2001 compared to $3,587,537 for the twelve months ended December 31, 2000. The 27 percent decrease in operating expenses was primarily attributable to lower selling and marketing and general and administrative expenses. These reductions resulted from staffing cuts combined with lower spending across certain sales and marketing programs as the Company maximized available cash resources and focused on technology development in 2001. In addition, during the 2000 reporting period, the Company closed its offices in Nashville, Tennessee thereby reducing management and other related expenditures.

Interest expense for the twelve months ended December 31, 2001 was $1,780,340 compared to $265,034 for the year ended December 31, 2000. This increase resulted primarily from the beneficial conversion features totaling $766,185 and stock options totaling $451,206 related to debt issuances in 2001.

                         Liquidity and Capital Resources

At December 31, 2001 and 2000, the Company had outstanding convertible notes totaling $163,000 that were issued in 1999. These notes, which carry a 12% interest rate have a maturity of two years. These notes all matured in 2001 and are currently due on demand with the exception of one note totaling $100,000 which was extended. The conversion rate is equal to one share of common stock for each $2.00 of outstanding amount of principal plus accrued interest of the note.

During 2000, the Company issued $1,841,100 convertible notes which bear interest at 10%, have maturities from three to twelve months and expired through December 2001. The conversion rate on these notes is equal to the principal plus accrued interest at the conversion date divided by the price per share of equity instruments sold in the next equity financing transaction.

During 2001, the Company issued a total of $369,523 convertible notes to third parties and $1,217,391 convertible notes to Gryphon Financial Services Corp. The Gryphon notes are discussed in detail below. The $369,523 of convertible notes bear interest at 10%, have maturities of 18 months and expire through 2003. The conversion rate on these notes is equal to the lesser of a) 12.5% discount to the market price at the time of conversion (the market price is defined as the average of the closing bid and the ask price for the previous 10 trading days prior to conversion) or b) one share of common stock for each $1.50 of outstanding amount of principal plus accrued interest of the note.

In the second quarter of 2001, holders of 10% convertible notes payable totaling $1,841,100 inclusive of accrued interest were given an Offer of Conversion which allows the note holders to convert to 920,550 shares of common stock, based upon a $2.00 per share stock price. At June 30, 2001 notes totaling $1,161,100 plus $95,159 in accrued interest converted to 628,030 shares of common stock. In the fourth quarter of 2001 holders of convertible notes totaling $266,877 plus accrued interest of $1,058 converted to 920,889 shares of common stock.

In the third quarter 2001 accrued interest totaling $63,821 was exchanged for an eighteen month note payable with monthly amortized payments at 12% interest. Additionally, in the third and fourth quarter of 2001, the company made payments totaling $5,750 on one of the convertible notes outstanding.

The Company has a line of credit at a bank in the amount of $360,000 that is currently fully borrowed. The line of credit is due on demand, but if no demand is made, at maturity in June 2002.

In October 2000, the Company borrowed $155,000 from an officer of the Company. The note, which bore interest at 10% matured in 2001. In the third quarter of 2001, the note, plus accrued interest of $14,810 were exchanged for short term and long-term notes payable of $100,000 (12% interest, 12 month note) and $69,810 (12% interest, 18 month note), respectively.

In the fourth quarter of 2001, the Company issued a promissory note to one of its employees in settlement of a termination without cause claim for $27,083.35. This note bears 10% interest and is due and payable on June 1, 2002.

On December 21, 2001, the Company completed a private placement of notes and warrants (the "Financing") pursuant to an Agency Agreement, dated as of August 20, 2001, between the Company and Gryphon Financial Services Corp. (the "Placement Agent"). The aggregate gross proceeds of the Financing including the over-allotment option was $1,217,391. The Company paid commissions of 8%, paid certain expenses of the Financing and realized net proceeds of approximately $1,092,108 on the Financing. The net proceeds of the Financing have or will be utilized for general corporate, marketing and technology development purposes. The Agency Agreement provided for up to an additional $250,000 of aggregate principal amount of notes and warrants as an over-allotment option. Under the terms of the Placement Agency Agreement, aggregate commissions of $100,691 were paid and warrants to purchase and aggregate of 426,870 common shares were issued.

As a condition of the Financing, certain officers, employees and founders of the Company entered into lock-up agreements (the Lock-up Agreements) restricting their sale or transfer of an aggregate of approximately 12,600,000 common shares or common share equivalents subject to certain limitations.

Also as a condition of the Financing, the Company entered into a Consulting Agreement with the Placement Agent which called for the payment of fees in the form of 1,400,000 shares of common stock representing approximately 10% of the outstanding shares of the company. The shares were issued to designees of the Placement Agent which included family members of its principal.

In the Financing, the Company issued an aggregate of $1,217,391 of principal amount of 5% senior promissory notes (Notes) having a 2-year maturity, to one investor. The Notes are convertible into Shares of Common Stock after December 31, 2001 (subject to certain limitations) at 80% of the market price of the Company's common stock at the time of conversion and are required to be prepaid sin full in certain events, including the Company receiving equity financing of $3,000,000. The Company records a charge for the fair value of beneficial conversion features as the notes are issued. This beneficial conversion feature is then amortized over the minimum period from the date of issuance to the earliest conversion date (December 31, 2001). During 2001 the Company recorded an expense of $766,185 related to the beneficial conversion feature for new notes issued and $451,206 related to options granted in connection with the debt. The Notes contain anti-dilution protection in certain events, including the issuances of shares by the Company at less than market price or the applicable conversion or exercise price.

The sole investor in the Financing, Gryphon Opportunity Fund I, LLC (the "Investor"), also received warrants to purchase an aggregate of 436,239 shares of common stock at an exercise price of $1.75 per share (the "Investor Warrants"). The Investor Warrants expire in November and December of 2006. The Investor Warrants contain anti-dilution protection in certain events, including the issuances of shares by the Company at less than market price or the applicable conversion or exercise price and specifically provide that, with certain limited exclusions, if the Company shall issue any shares at prices below the then exercise price of the Investor Warrants, the exercise price of the Investor Warrants shall be adjusted to equal such issue price and the number of shares issuable upon exercise of the Investor Warrants shall be proportionately increased. At the time of the issuances of the 436,239 Investor Warrants, the Company was required to issue an aggregate of 426,870 warrants of similar tenor (the Agent's Warrants) to the Placement Agent. The Agent's Warrants contain anti-dilution provisions that are like those in the Investor Warrants.

Prior to the initial closings in the Financing, the Company received short-term loans from the Investor, the Placement Agent or affiliated persons. These short-term loans were repaid from the proceeds of the Financing and the lenders received interest at 10% and an aggregate of 33,000 warrants at $.36 (the "Warrants") as additional compensation for these short-term loans. The Investor received 26,400 of the Warrants and the Agent received 6,600.

The Company entered into Registration Rights Agreements with the Investor and the Placement Agent requiring it to file a registration statement covering the resale of all shares of common stock issuable on conversion or exercise of the Investor Warrants, the Agent's Warrants and the Notes no later than December 31, 2001 with an effectiveness deadline of March 1, 2002. The Registration Rights Agreements also grant the Investor and the Placement Agent unlimited piggy-back registration rights, subject to certain limitations. As of the date of this filing, this Registration Rights Agreement has not been filed.

The Investor received the right to designate a member of the Company's Board of directors who is entitled to sit on all board committees. The designee has not been named at the date of this filing.

In summary, at December 31, 2001, the Company had outstanding convertible notes totaling $163,000 which were issued in 1999 with a conversion rate of $2.00 per share, $585,000 of convertible notes issued in 2000 with a conversion rate equal to the principal plus accrued interest at the conversion date divided by the price per share of equity instruments sold in the next financing transaction, $1,217,391 of convertible notes issued in 2001 with a conversion rate of the lower of $1.00 per share of common stock or 80 percent of the fair market value of the common stock and $128,075 of convertible notes issued in 2001 with a conversion rate equal to the lesser of a 12.5% discount to the market price or $1.50 per share.

Subsequent to December 31, 2001, The Investor and Placement Agent have agreed, effective April, 5, 2002, to convert $608,696 of principal from the above-mentioned notes into 2,843,045 shares of common stock and to adjust the conversion of the balance of the notes payable and any compounded interest to a conversion price of $1.00 per share of common stock. The sole investor in the Financing, Gryphon Opportunity Fund I (the "Investor"), also received warrants to purchase an aggregate 436,239 shares of common stock and Gryphon Financial Securities Corp, the Placement Agent, received an aggregate of 426,870 warrants of similar tenor (the "Agent's Warrants"). Both the Investor and the Placement Agent have agreed to change the exercise price of all the Investor and Placement Agent Warrants to $1.00 and maintain the number of exercisable shares as indicated on the face of the warrants without adjustment except for normal anti-dilution provisions for stock splits, stock rights and stock dividends and waive penalties for demand registration for six months and one year respectively.

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

Net cash used by operating activities for 2001 and 2000 was $1,586,522 and $2,326,628, respectively. The primary source of cash from operations was increased revenues collected for the ClickMD software product, higher sales of the Company's Safehaven software and a full year's impact on revenue of the acquistion of LuRo in June 2000, offset by cash used for increased salaries and compensation, development costs, occupancy expenses, and financing and marketing related costs.

Net cash used in investing activities was $932 in 2001, compared to $358,558 in 2000. The decrease is primarily due to one time investments in 2000 for computer equipment to support the development activities and infrastructure required by the ClickMD Internet product.

Net cash provided by financing activities of $1,871,077 in 2001 and $2,115,001 in 2000 consists primarily of proceeds of private convertible debt.

The consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern. The Company sustained net losses of $3,938,685 and $3,518,999 during the years ended December 31, 2001 and 2000, respectively, and has accumulated losses through December 31, 2001 of $8,635,274. Cash used in operating activities for the same periods aggregated $1,586,522 and $2,326,628, respectively. Total liabilities at December 31, 2001 of $4,358,408 exceed total assets of $564,880. The Company's continued existence depends upon the success of management's efforts to raise additional capital necessary to meet the Company's obligations as they come due and to obtain sufficient capital to execute its business plan. There can be no degree of assurance given that the Company will be successful in completing additional financing transactions.

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

ITEM 7. FINANCIAL STATEMENTS

The consolidated financial statements of the Company are included herein beginning on page F-1.

                                    PART III

ITEM 8. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the age and position of each of the Company's executive officers, directors and key employees at December 31, 2001:

Name                    Age     Position
----                    ---     --------

Marion Robert Rice      48      Chief Executive Officer, President and Director

Deborah Kaufman         46      Chief Operations Officer

Robert Phillips         43      Chief Financial Officer

Jason Streit            29      Chief Technology Officer

Andy W. McBee           42      Assistant Secretary and Director

Richard Corlin, MD      61      Director

Gary Humberson          48      Director

Marion Robert (Bob) Rice is a co-founder of eClickMD, Inc. and has served as our Chairman and Chief Executive Officer since September 1999. From 1993 to 1999, Mr. Rice was a co-founder and Chief Executive Officer of Centratex Support Services, Inc., a provider of homecare management consulting and billing services. In 1993, Mr. Rice also co-founded Brady Health Care Services, Inc., a corporation providing regional home care nursing services. In 1990, Mr. Rice founded Countywide Insurance, a regional all line insurance agency. In 1996, he co-founded and served as President of Venture Information Systems LLC as a software development company which developed the Company's original product, DocLink. In 1998, he founded and served as President of National Health Care Information Systems, LLC.

Deborah Kaufman has served as our President and Chief Operations Officer since January, 2002. She joined the Company as Chief Operations Officer in September 2001. Ms. Kaufman's primary areas of focus are operations, optimization, performance improvement, and profitability enhancement, as well as building sales and marketing efforts for eClickMD. Ms. Kaufman is a seasoned entrepreneur with over 20 years experience in developing technology and content publishing companies. Kaufman has founded five companies throughout her career, the most recent of which is Embella, Inc., a technology infrastructure company for broadband content and applications. Prior to Embella, Kaufman was co-founder and President of IBT Technologies, one of the first e-learning technology companies providing a Web services platform to adapt content based on user profiles and device. At IBT, Kaufman was responsible for securing over $11 million in capital from venture and investment banking funds. Kaufman grew the company from four founders to 93 employees within one year. Kaufman also played a key role in securing top accounts for the company in the healthcare sector such as Columbia HCA, University of Texas Medical Branch, and AGA-Home Healthcare. These three contracts were estimated at over $10 million in potential revenue. Earlier in her career, Kaufman founded two traditional publishing companies: Dockery House Publishing of Dallas, Texas, a boutique book publishing company targeting the Fortune 1000; and Mountain Home Publishing, Inc. of Kerrville, Texas, a healthcare publishing company targeting the geriatric market.

Robert Phillips has served the company as Chief Financial Officer since October 2001. Mr. Phillips is primarily responsible for providing financial and strategic development. Previously, he had served as interim CFO of eClickMD as well as served as a financial and operations consultant to several other technology companies including Academic Software, BOXX Technologies, ClubCastLive.com, Alive Interactive Media, IBT Technologies, BaraCompliance.com, MatureMarkets.com and Prosuda.com. Prior to eClickMD, Mr. Phillips co-founded e-Com Holdings, an Austin, Texas based venture development firm specializing in early stage B2B e-commerce companies, after serving as Vice President and CFO for San Francisco based Pacific Atlantic Group, an investment and international holding firm. In addition to the value map based e-commerce strategy techniques he developed and employed, his technical experience includes Internet software development and programming of rule-based expert systems. He has 15 years of financial management, SEC reporting, investment banking, marketing, and business development experience. He holds an M.B.A. in Financial Management and B.B.A. in Marketing from Texas A&M University.

Jason Streit has served the company as Chief Technical Officer since November 2000. Mr. Streit is primarily responsible for the design and execution of eClickMD's technology platform. Mr. Streit's background in information systems development is well regarded in the consulting industry. Prior to joining eClickMD, Mr. Streit worked at Raymond James Consulting where he became Feature Lead for Dell Computer Corporation and implemented coding standards and best practices. In 1996, he spent three years working with USAA Insurance as Lead Consultant and implemented coding and design standards still used within the organization today. Previous to 1996, Mr. Streit worked with Lockheed Martin on applications using Visual Basic, Access, and Crystal reports, and as an independent contractor who developed a Visual Basic program that used Access as a database to provide a GUI grade book with day-planner utilized by classroom teachers.

Andy Wade McBee is a co-founder of eClickMD, Inc. and has served as a Director and Assistant Secretary since September 1999. In 1993, Mr. McBee was a co-founder of Centratex Support Services, Inc., a provider of homecare management consulting and billing services. From 1993 to the present, he serves as Director and President of Centratex Support Services, Inc. In 1996, he co-founded and served as Secretary of Venture Information Systems LLC as a software development company which developed the Company's original product, DocLink. Over the past twenty years Mr. McBee has been responsible for co-founding a number of companies primarily in the Health Care industry.

Dr. Corlin has been a director of eClickMD since September 23, 2000. Richard F. Corlin, MD, a gastroenterologist in private practice in Santa Monica, California, was elected President-Elect of the American Medical Association
(AMA) in June 2000. Prior to becoming President-Elect, Dr. Corlin served as Speaker of the AMA's House of Delegates for five years. He has been active in the affairs of the AMA for the past twenty years, having served for nine years as a member and then Chair of the AMA Council on Long Range Planning and Development. In 1992, Dr. Corlin was invited by the Secretary of Health and Human Services, Dr. Louis Sullivan, to serve as a member of the Advisory Committee to the Director of the National Institute of Health. Dr. Corlin served as President of the California Medical Association (CMA) from 1992 to 1993, and was Vice Speaker and Speaker of the CMA House of Delegates for nine years. He has been a member of its Board of Trustees for twelve years and chaired numerous committees of the CMA including the Finance Committee, the Liaison Committee to State Hospital Medical Staffs, and was an active member of the CMA Speakers Bureau on Tort Reform. Dr. Corlin is a graduate of Rutgers University, and received his MD degree from Hahnemann Medical College. Following residency training at Hahnemann, Dr. Corlin served as a Lt. Commander in the USPHS, Heart Disease and Stroke Control Program from 1968 to 1970, and then took a gastroenterology fellowship at UCLA. He is a fellow of the American College of Physicians, is a member of both the American Gastroenterology Association and the American Society of Internal Medicine, and is a Past President of the Southern California Society of Gastrointestinal Endoscopy. He is also the Chairman of the Audio Digest Foundation, and is an assistant clinical professor at the University of California, Los Angeles, School of Medicine. Dr. Corlin, resides in Santa Monica.

Gary D. Humberson has been a director of eCliCKMD since December 31, 2000. Mr. Humberson's extensive background in operation, sales, and marketing in the health care and insurance industries has afforded him the expertise and experience to serve as a wealth of knowledge for companies in the industry. He is currently the President and CEO of Interlink Home Health Care, Inc. a home health services company. There he is responsible for the oversight of the clinical and financial well being of the company with 14 offices located in Texas, Louisiana, and Colorado with revenue exceeding $30 million annually. Prior to Interlink, he served as National Marketing Director at Centratex Inc. and was responsible for the marketing of Centratex's billing, management and consulting services to home health care companies throughout the Southwest. Mr. Humberson also spent several years with National Health Insurance Company where he served as a Divisional Marketing Director marketing health, life, disability and dental insurance programs within the states of Texas and Oklahoma to individual and small businesses. He was also responsible for the development and marketing efforts of a fifty-person sales team. Mr. Humberson currently resides in Arlington, Texas

In connection with the Company's reorganization in September 1999, the existing officers and directors of the Company resigned and were replaced by the current slate of officers and directors. The Company paid no compensation during the last three fiscal years to such former directors and officers. In August 2000, the Company's shareholders approved the 2000 Directors Stock Option Plan which designates options to purchase common stock to non-employee directors of the Company.

The Company is not aware of involvement in any legal proceedings by its directors or executive officers during the past five years that are material to an evaluation of the ability or integrity of such director or executive officer.

The Company has standing audit and compensation committees of the Board of Directors. These committees were established in December 2001.

Compliance with Section 16(a) of The Exchange Act.

No reporting person failed to file on a timely basis reports required by section 16(a) of the Exchange Act since such reporting persons became subject to such reporting requirements during 2000.

ITEM 10. EXECUTIVE COMPENSATION

                          Annual Compensation                                     Long Term Compensation
                          -------------------                                     ----------------------
                                                                                      Common Shares
                                                       Other          Restricted        Underlying
                                                       Annual        Stock Awards    Options Granted      All Other
Name and Position       Year    Salary     Bonus    Compensation          ($)           (# Shares)      Compensation
-----------------       ----    ------     -----    ------------          ---           ----------      ------------
Marion R. Rice (1)      2001    $90,000     -0-          -0-              -0-               -0-              -0-
Chairman and CEO        2000    $90,000     -0-          -0-              -0-               -0-              -0-
                        1999    $13,333     -0-          -0-              -0-               -0-              -0-

Andy W. McBee (2)       2001    $ -0-       -0-          -0-              -0-               -0-              -0-
Asst. Secretary         2000    $32,500     -0-          -0-              -0-               -0-              -0-
Director                1999    $13,333     -0-          -0-              -0-               -0-              -0-

Dr. Richard Corlin(3)   2001    $ -0-       -0-          -0-              -0-               -0-              -0-
Director                2000    $ -0-       -0-          -0-              -0-             100,000            -0-
                        1999    $ -0-       -0-          -0-              -0-               -0-              -0-

Gary Humberson (4)      2001    $ -0-       -0-          -0-              -0-             100,000            -0-
Director                2000    $ -0-       -0-          -0-              -0-               -0-              -0-
                        1999    $ -0-       -0-          -0-              -0-               -0-              -0-

(1) Mr. Rice has served as President and Chief Executive Officer of eClickMD, Inc. since its reorganization in September, 1999. Mr. Rice's salary figure for 2000 includes $53,750 of accrued salary through December 31, 2000. Mr. Rice received cash compensation in Year 2001 of $7,500 and he accrued additional salary of $82,500 through December 31, 2001.

(2) Mr. McBee has served as a director and Assistant Secretary since September 1999.

(3) Dr. Corlin has served as a director since September 23, 2000. He holds options to purchase 100,000 shares of common stock issued pursuant to the Company's 2000 Directors Option Plan. The options have an exercise price of $0.15 per share and expire August 2004. Dr. Corlin exercised 50,000 of these options on December 19, 2001.

(4) Gary Humberson has served as a director since October 2, 2001. He was granted options to purchase 100,000 shares of common stock issued pursuant to the Company's 2000 Directors Option Plan. The options have an exercise price of $0.30 per share and expire October 2005.

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

ITEM 11. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company's common stock as of December 31, 2001 by (i) each of our directors, (ii) each of our Executive Officers, (iii) each person who is known by us to own beneficially more than 5% of the common stock and (iv) all directors and officers as a group.

Name                                    Number of Shares      Percentage
----                                    ----------------      ----------
Marion Robert Rice                         3,532,225            20.6%
Andy Wade McBee                            2,389,446            13.9%
Donald Deshotels (2)                       1,199,917             7.0%
Sandra Denise Deshotels  (2)               1,199,917             7.0%
Sheila Kay Hemphill                        1,554,134             9.1%
Deborah Kaufman (3)                          150,000             0.9%
Robert Phillips (4)                          349,993             2.0%
Richard Corlin, MD (5)                       100,000             0.6%
Gary Humberson  (6)                          100,000             0.6%
LEP Capital, Inc. (7)                        931,034             5.4%

All Directors and Officers as a Group 6,617,464

(1) The address for each of the above individuals is 201 East Main Street, Brady, Texas 78625, except for Mr. and Mrs. Deshotels whose address is 8200 Cameron Road, Suite 170, Austin, Texas 78754 and Richard Corlin, MD whose address is 1301 20th Street, Suite 280, Santa Monica, CA 90404 and LEP Capital, Inc. whose address is 2024 South High, Brady Texas 76825.

(2) Includes 1,199,917 shares held by Sandra D. Deshotels, the wife of Mr. Deshotels.

(3) Includes currently exercisable options to purchase 150,000 shares of common stock granted under the Company's 2000 Stock Option Plan

(4) Includes currently exercisable options to purchase 67,840 shares of common stock granted under the Company's 2000 Stock Option Plan

(5) Includes currently exercisable options to purchase 100,000 shares of common stock granted under the Company's 2000 Director's Option Plan

(6) Includes currently exercisable options to purchase 100,000 shares of common stock granted under the Company's 2000 Stock Option Plan

(7)  LEP Capital, Inc. is controlled by John Pittman

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In October 2000, the Company borrowed $155,000 from Marion Robert Rice, the Company's Chief Executive Officer. The note which bore interest at 10% matured in 2001. The note was collateralized by intellectual property of the company. In the third quarter of 2001, the note, plus accrued interest of $14,810 was exchanged for short-term and long-term notes payable of $102,977 (12% interest, 12 month note) and $69,810 (12% interest, 18 month note), respectively, both collateralized by intellectual property of the Company.

Two shareholders, directors and officers of the Company also own stock of Centratex, Inc. (Centratex) and are also officers of that company. During 2001 and 2000, Centratex Inc. incurred expenses on behalf of eClickMD, Inc. of $19,236 and $8,000, respectively. Centratex, Inc. is a company owned by Marion Robert Rice, the Company's CEO and Andy McBee, a director of the Company. The Company has recorded an account payable to Centratex, Inc. in the amount of $19,236 at December 31, 2001. Additionally, during 2001, the Company received proceeds of $37,000 through the issuance of three convertible notes to Centratex. The notes bear interest at 10% per annum, are convertible at $2.00 per share and mature in 2002.

At December 31, 2001, the Company has an outstanding convertible note payable to an employee in the amount of $14,250. The note bears interest at 10% per annum, is convertible at $2.00 per share and matures in 2002. Additionally, during 2001 the Company issued a promissory note to this employee in settlement of a termination without cause claim for $27,083. This note bears interest at 10% per annum and is due and payable on June 1, 2002.

The payable to related parties of $381,493 and $169,174 includes accrued officer compensation of $330,293 and $169,174 at December 31, 2001 and 2000, respectively.

ITEM 13. TREATMENT OF CERTAIN STOCK OPTIONS FOR DISPUTED SERVICES

In July 2001, the Company issued stock options as retainers for services and as collateral for financing in connection with such services to Oxford Financial and Mark Anthony Christini which were subsequently converted into common stock. In September, 2001, the Company filed a complaint against Oxford Venture Fund, L.L.C. and Karim Rajani alleging the defendants had received Company stock options to purchase 275,000 shares as a retainer and for the purpose of collateralizing financing for the Company, and that the defendants then sold a portion of the stock thereby converting it to their own use instead of using it for collateral. The Company sought compensatory damages, exemplary damages and injunctive relief. The defendant's appeared for a hearing to argue against the Court's in personam jurisdiction over them as well as to argue against the need for injunctive relief. On September 14, 2001, the Court granted a temporary injunction against the defendants making sales of the Company's stock. At the date of this filing, 1,800,000 shares are being restricted from transfer of which 600,000 shares are being held in certificate form by the transfer agent. The defendants have not filed their answer in the matter and the Company intends to seek a default judgment against the defendants. The company also issued options to purchase an aggregate of 275,000 shares to Mark Anthony Christini as a retainer in exchange for legal services associated with Oxford Venture Fund. The options were converted to shares of common stock. Subsequently, Mr. Christini became deceased before any services were rendered. The company plans to seek recovery of such shares from the estate of Mr. Christini. The Company expects to recover the before mentioned shares. Due to the circumstances surrounding the issuance of the options and the subsequent dispute that has arisen due to the failure of the optionees to perform according to the agreement, no value has been recorded in the accompanying financial statements related to the original issuance of the options. In the event that the shares may not be recovered, the Company may incur an associated expense during the reporting period in which the settlement occurs. Management believes the shares indicated above will be recovered.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

The following Exhibits are incorporated by reference to the filing or are included following the Index to Exhibits.

Number            Description
------            -----------

3.1      Articles of Incorporation of the Company (1)

3.2      Articles of Amendment to Articles of Incorporation (1)

3.3      Bylaws of Company (1)

4.1      5% Senior Convertible Promissory Note for $250,000 dated October 3,
         2001

4.2      5% Senior Convertible Promissory Note for $250,000 dated October 3,
         2001

4.3      Investor Warrant Agreement to purchase 210,674 shares dated October 3,
         2001

4.4      Investor Warrant Agreement to purchase 26,400 shares dated October 3,
         2001

4.5      Agent Warrant Agreement to purchase 239,955 shares dated October 3,
         2001

4.6      Agent Warrant Agreement to purchase 6,600 shares dated October 3, 2001

4.7      5% Senior Convertible Promissory Note for $500,000 dated November 30,
         2001

4.8      Investor Warrant Agreement to purchase 138,376 shares dated November
         30, 2001

4.9      Agent Warrant Agreement to purchase 110,701 shares dated November 30,
         2001

4.10     5% Senior Convertible Promissory Note for $217,391 dated December 22,
         2001

4.11     Investor Warrant Agreement to purchase 87,189 shares dated December 21,
         2001

4.12     Agent Warrant Agreement to purchase 80,214 shares dated December 21,
         2001

4.13     Form of Exchange Note Debenture Agreement with Conversion Privileges

10.1 Agency Agreement dated as of August 20, 2001 between the Company and the Placement Agent.

10.2 Consulting agreement between the Company and the Placement Agent dated October 3, 2001.

10.3     Form of Lock-Up Agreement

10.4     Investor Rights agreement dated October 3, 2001

10.5     Agent Rights agreement dated October 3, 2001

10.6 Subscription Agreement by and between the Company and each subscriber dated October 3, 2001.

10.7 Subscription Agreement by and between the Company and each subscriber dated November 30, 2001.

10.8 Subscription Agreement by and between the Company and each subscriber dated December 21, 2001.

10.9 Promissory Note, dated December 3rd 2001 by and between eClickMD, Inc. and the Commercial National Bank of Brady, in the amount of $360,000.00. (3)

10.10 Promissory note, dated October 18, 2000, by and between eClickMD, Inc. and Marion Robert Rice in the amount of 155,000.

21.1     Subsidiaries of the Company (2)

23.1     Signed Audit Report From King Griffin & Adamson P.C. (4)


(1) Incorporated by reference to the Company's original registration statement on Form 10-SB, filed with the Securities Exchange Commission on January 11, 1999, File No. 0-29804.

(2)  Incorporated by reference to the Company's Form 10-KSB, filed March 14,
     2000.

(3)  Incorporated by reference to the Company's Form 10-KSB, filed April 2, 2001

(4)  See page F-3.


(b)  REPORTS ON FORM 8-K

No Reports on form 8-K were filed by the company during the fourth quarter of the period covered by this report.

Consolidated Financial Statements and Report of Independent Certified Public Accountants
                         eClickMD, Inc. and Subsidiaries

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                            Page
                                                                            ----

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS........................   F-1

CONSOLIDATED FINANCIAL STATEMENTS

   Consolidated Balance Sheets at December 31, 2001 and 2000..............   F-2

   Consolidated Statements of Operations for the years ended December 31,
      2001 and 2000.......................................................   F-4

   Consolidated Statement of Changes in Shareholders' Deficit for the
      years ended December 31, 2001 and 2000..............................   F-5

   Consolidated Statements of Cash Flows for the years ended December 31,
      2001 and 2000.......................................................   F-6

   Notes to Consolidated Financial Statements.............................   F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF eClickMD, INC.

We have audited the accompanying consolidated balance sheets of eClickMD, Inc. and Subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, changes in shareholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of eClickMD, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As described in Note B, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced recurring losses and has liabilities significantly in excess of assets at December 31, 2001. Additionally, the Company has generated recurring negative cash flows from operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Unless the Company obtains additional financing, it will not be able to meet its obligations as they come due and it will be unable to execute its long-term business plan. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                     KING GRIFFIN & ADAMSON P.C.

Dallas, Texas
April, 17  2002
                         eClickMD, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2001 and 2000

                                     ASSETS
                                     ------

                                                                              2001              2000
                                                                          ------------      ------------
Current assets
    Cash and cash equivalents                                             $    290,222      $      6,599
    Accounts receivable - trade, net of allowance for doubtful accounts of $31,706 and $31,451 at December 31, 2001
    and 2000, respectively                                                      16,543            12,056
    Prepaid expenses and other  current assets                                   5,802               351
                                                                          ------------      ------------
    Total current assets                                                       312,567            19,006

Property and equipment, net of accumulated depreciation of
  $296,007 and $141,459 at December 31, 2001 and 2000, respectively            252,313           405,931

Deferred financing fees, net of accumulated amortization of
  $476,137 and $57,865 at December 31, 2001 and 2000, respectively                  --            81,012
                                                                          ------------      ------------

    Total assets                                                          $    564,880      $    505,949
                                                                          ============      ============

The accompanying notes are an integral part of these consolidated financial statements.

                         eClickMD, Inc. and Subsidiaries

                           December 31, 2001 and 2000

                      LIABILITIES AND SHAREHOLDERS' DEFICIT
                      -------------------------------------

                                                                              2001              2000
                                                                          ------------      ------------
Current liabilities
    Bank overdraft                                                        $         --      $     37,240
    Line of credit                                                             360,000           400,000
    Current notes payable (including $130,060 and
      $155,000 owed to related parties at December 31, 2001
      and 2000, respectively)                                                  152,307           185,705
    Convertible notes and debentures - current maturities
      (including $51,250 to related parties at December 31,
      2001)                                                                    174,350         2,004,100
    Customer deposits                                                               --            18,830
    Payable to related parties                                                 381,493           169,174
    Accounts payable (including $19,230 and $8,000 to a related
      party at December 31, 2001 and 2000, respectively)                       904,394           876,802
    Accrued payroll tax liabilities                                            129,649            19,458
    Other accrued liabilities                                                  213,294           167,606
                                                                          ------------      ------------
    Total current liabilities                                                2,315,487         3,878,915

Long-term notes payable (including $64,810 to related party)                   123,805

Long-term convertible notes and debentures                                   1,919,116                --

Shareholders' deficit
    Preferred stock - $0.001 par value; 15,000,000 shares authorized,
    no shares issued and outstanding                                                --                --
    Common stock - $0.001 par value; 50,000,000 shares authorized,
    17,121,368 and 11,875,289 shares issued and outstanding
    at December 31, 2001 and 2000, respectively                                 17,121            11,875
    Additional paid-in capital                                               5,100,419         1,313,748
    Receivable for the purchase of equity                                     (275,794)           (2,000)
    Accumulated deficit                                                     (8,635,274)       (4,696,589)
                                                                          ------------      ------------
    Total shareholders' deficit                                             (3,793,528)       (3,372,966)
                                                                          ------------      ------------

    Total liabilities and shareholders' deficit                           $    564,880      $    505,949
                                                                          ============      ============

The accompanying notes are an integral part of these consolidated financial statements.

                         eClickMD, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the Years Ended December 31, 2001 and 2000

                                                                       2001               2000
                                                                 ----------------   ----------------
Revenues                                                                  438,708            332,980

Operating Expenses
   Cost of Service                                                        283,890            217,375
   Research & Development Costs                                           125,427            433,527
   Selling, General & Administrative                                    2,193,700          2,936,635
                                                                 ----------------   ----------------
   Operating Loss                                                      (2,164,309)        (3,254,557)

Other Income                                                                5,964                592
Interest Expense                                                       (1,780,340)          (265,034)
                                                                 ----------------   ----------------
   Net Loss                                                            (3,938,685)        (3,518,999)
                                                                 ================   ================

                                                                 ----------------   ----------------
Net loss per common share - basic and diluted                    $          (0.28)  $          (0.31)
                                                                 ================   ================

Weighted-average number of common shares outstanding - basic           14,005,640         11,337,908
                                                                 ================   ================
   and diluted


The accompanying notes are an integral part of these consolidated financial statements.

                                                 eClickMD, Inc. and Subsidiaries

                                   CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER'S DEFICIT
                                         For the years ended December 31, 2001 and 2000


                                                   Common Stock         Additional
                                            -------------------------     Paid-in      Accumulated       Notes
                                              Shares        Amount        Capital        Deficit      Receivable        Total
                                            -----------   -----------   -----------    -----------    -----------    -----------

Balances at December 31, 1999                11,111,111   $    11,111   $    (9,111)   $(1,177,590)   $    (2,000)   $(1,177,590)

   Acquisition of Luro assets                   145,000           145        69,118             --             --         69,263

   Conversion of debentures and
      payment of accrued interest               619,178           619     1,082,943             --             --      1,083,562

   Issuance of stock options and
      warrants for servcies                          --            --       170,798             --             --        170,798

   Net loss for the year                             --            --            --     (3,518,999)            --     (3,518,999)

                                            -----------   -----------   -----------    -----------    -----------    -----------
Balances at December 31, 2000                11,875,289        11,875     1,313,748     (4,696,589)        (2,000)    (3,372,966)

   Issuance of common stock for services      2,215,000         2,215       140,835             --             --        143,050

   Issuance of stock options and warrants
     for services                                    --            --       264,198             --             --        264,198

   Conversion of notes payable                1,548,919         1,549     1,522,645             --             --      1,524,194

   Exercise of options for cash                 213,544           214        31,818             --             --         32,032

   Exercise of options for notes              1,268,616         1,268       272,526             --       (273,794)            --

   Deferred financing fees                           --            --       337,260             --             --        337,260

   Embedded beneficial conversion
     feature of convertible notes                    --            --     1,217,389             --             --      1,217,389

   Net loss for the year                             --            --            --     (3,938,685)            --     (3,938,685)
                                            -----------   -----------   -----------    -----------    -----------    -----------

Balances at December 31, 2001                17,121,368   $    17,121   $ 5,100,419    $(8,635,274)   $  (275,794)   $(3,793,528)
                                            ===========   ===========   ===========    ===========    ===========    ===========


The accompanying notes are an integral part of this consolidated financial statement.

                         eCLICKMD, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 2001 and 2000


                                                                                       2001           2000
                                                                                   -----------    -----------
Cash flows from operating activities
    Net loss                                                                       $(3,938,685)   $(3,518,999)
    Adjustments to reconcile net loss to net cash used in operating activities
       Depreciation                                                                    154,549         62,591
       Bad debt expense                                                                 70,954         86,729
       Stock issued for services                                                       143,050        170,798
       Stock options issued for services                                               264,198             --
       Loss on disposal of property and equipment                                           --         12,895
       Issuance of stock in lieu of interest                                                --         41,811
       Amortization of deferred financing fees                                         418,272         57,865
       Amortization of beneficial conversion feature of notes payable                1,217,389             --
    Increases and decreases in working capital accounts:
       Accounts receivable - trade                                                     (75,439)       (94,452)
       Prepaid expenses and other current assets                                        (5,451)          (176)
       Customer deposits                                                               (18,830)            --
       Accounts payable                                                                 27,592        727,925
       Accrued liabilities                                                             155,879        126,745
                                                                                   -----------    -----------
       Cash flows used in operating activities                                      (1,586,522)    (2,326,268)

Cash flows from investing activities
    Purchases of property and equipment                                                   (932)      (358,558)
                                                                                   -----------    -----------
       Cash flows used in investing activities                                            (932)      (358,558)

Cash flows from financing activities
    Bank overdraft                                                                     (37,240)        37,240
    Net payments on line of credit                                                     (40,000)            --
    Payments on convertible notes payable and debentures (including $5,750
       to a related party in 2001)                                                      (5,750)       (18,954)
    Borrowings on convertible notes payable and debentures (including
       $20,000 from a related party in 2001)                                         1,623,514      1,861,100
    Borrowings from related parties                                                    249,804        325,617
    Advances from shareholder                                                               --         90,000
    Repayment of advances from shareholder                                                  --        (90,000)
    Payments to related parties                                                        (38,500)      (143,502)
    Payments received on advances to related parties                                        --         53,500
    Borrowings on notes payable (including $43,392 from related parties in 2001)       203,213             --
    Payments on notes payable (including $1,711 to related parties in 2001)           (115,996)            --
    Exercise of stock options                                                           32,032             --
                                                                                   -----------    -----------
       Cash flows provided by financing activities                                   1,871,077      2,115,001

Net increase (decrease) in cash and cash equivalents                                   283,623       (569,825)

Cash and cash equivalents, beginning of year                                             6,599        576,424
                                                                                   -----------    -----------

Cash and cash equivalents, end of year                                             $   290,222    $     6,599
                                                                                   ===========    ===========

Supplemental disclosures for cash flow information:
    Cash paid during the year for:
       Interest                                                                    $    77,982    $   118,223
                                                                                   ===========    ===========

       Income taxes                                                                $        --    $        --
                                                                                   ===========    ===========


Non-cash investing and financing activities:
Purchase of Health Tech, Inc. with equity                                          $        --    $    69,263
                                                                                   ===========    ===========
Conversion of notes payable to common stock                                        $ 1,524,194    $ 1,041,750
                                                                                   ===========    ===========
Issuance of stock options for notes receivable                                     $   273,794    $        --
                                                                                   ===========    ===========
Property acquired through issuance of equity                                       $        --    $    86,050
                                                                                   ===========    ===========
Purchase of property with debt                                                     $        --    $    16,659
                                                                                   ===========    ===========
Accrual of deferred financing fees                                                 $        --    $   138,877
                                                                                   ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                         eClickMD, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2001 and 2000

NOTE A - BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF THE BUSINESS

eClickMD, Inc. (the Company or eClick), a Nevada corporation incorporated on May 12, 1999, provides electronic transmittal, processing and data storage services for the healthcare industry. The Company markets its services to customers throughout the United States. The Company currently operates from locations in Texas and Michigan. During 2000 the Company also operated from a facility in Tennessee.

In September 1999, the Company, operating under the name Link.Com (Link), entered into a reverse acquisition agreement with Center Star Gold Mines, Inc.
(CSGM), a publicly held shell Nevada Corporation. CSGM purchased 100% of the Company's shares in a tax-free reorganization. CSGM issued 10,388,898 shares of CSGM $0.001 par value common stock in exchange for all of the outstanding shares of Link. For accounting purposes, the acquisition of Link.Com by CSGM is treated as a recapitalization of Link with Link as the acquirer (a reverse acquisition). Subsequent to the reverse acquisition, the name of Center Star Gold Mines, Inc. was changed to Link.Com, Inc. Effective May 26, 2000, the Company changed its name to eClickMD, Inc.

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

Depreciation and amortization expense for the years ended December 31, 2001 and 2000 were $154,549 and $62,591, respectively.

SOFTWARE AND SOFTWARE DEVELOPMENT COSTS

The Company has purchased software products which it recorded at cost and is amortizing on a straight-line basis over their estimated useful lives of 2 to 3 years. Costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are capitalized in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed.

                         eClickMD, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2001 and 2000

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

SOFTWARE AND SOFTWARE DEVELOPMENT COSTS (continued)

Because the Company believes that its current process for developing software is essentially completed concurrently with the establishment of technological feasibility, no software development costs have been capitalized as of December 31, 2001.

INCOME TAXES

Deferred income taxes, if significant, are provided for in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109). Under the asset and liability method, as prescribed by SFAS 109, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between financial statement carrying amounts and the tax basis of existing assets and liabilities. Under the asset and liability method, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the payable or refund for the period plus or minus the change during the period in deferred tax assets and liabilities.

REVENUE RECOGNITION

The Company recognizes revenue from the licensing of its software products in accordance with terms of licensing contracts. Software sales are recognized at the time of delivery. Maintenance and service revenues are recognized ratably over the contractual period or as the services are provided.

LOSS PER COMMON SHARE

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the year. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding for the year. Common stock equivalents have been excluded from the computation since such inclusion would have an anti-dilutive effect for the years ended December 31, 2001 and 2000.

STOCK-BASED COMPENSATION

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Under APB Opinion No. 25, compensation expense for employees is based on the excess, if any, on the date of grant, between the fair value of the Company's stock over the exercise price.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force
(EITF) Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty's performance is complete or the date on which it is probable that performance will occur.

                         eClickMD, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2001 and 2000

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

Recent Accounting Pronouncements
--------------------------------

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 supercedes SFAS 121, "Accounting for Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") and the accounting and reporting provisions of the Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 establishes a single accounting model, based on the framework established by SFAS 121, for long-lived assets to be disposed of by sale and resolved significant implementation issues related to SFAS 121. SFAS 144 retains the requirements of SFAS 121 to recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and measure an impairment loss as the difference between the carrying amount and the fair value of the asset. SFAS 144 excludes goodwill from its scope, describes a probablility-weighted cash flow estimation approach, and establishes a "primary-asset" approach to determine the cash flow estimation period for groups of assets and liabilities. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The Company believes the adoption of SFAS 144 will not have a material impact on its financial position or results of operations.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 "Business Combinations" which requires the purchase method of accounting for business combination transactions initiated after June 30, 2001.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under the new rules, goodwill and intangible assets that are deemed to have indefinite lives are no longer amortized but are reviewed annually for impairment. The provisions of SFAS 142 are required for fiscal years beginning after December 15, 2001, although earlier adoption is permitted for companies with fiscal years beginning after March 31, 2001, provided that no interim financial statements have been issued. The Company will adopt the new standard effective January 1, 2002. The Company believes the adoption of SFAS 142 will not have a material impact on its financial position or results of operations.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform with current year presentation.

NOTE B - GOING CONCERN

The consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern. The Company sustained net losses of $3,938,685 and $3,518,999 during the years ended December 31, 2001 and 2000, respectively, and has accumulated losses through December 31, 2001 of $8,635,274. Cash used in operating activities for the same periods aggregated $1,586,522 and $2,326,268, respectively. Total liabilities at December 31, 2001 of $4,358,408 (including approximately $130,000 to the Internal Revenue Service for delinquent payroll taxes) exceed total assets of $564,880. As of the date of this report, the Company is unable to meet all of its short-term obligations as they fall due because of shortages of cash, and has substantial amounts outstanding with key vendors. In addition the Company has contingent liabilities, as further discussed in Note O, that could impact its liquidity.

The Company's continued existence depends upon the success of management's efforts to raise additional capital necessary to meet the Company's obligations as they come due and to obtain sufficient capital to execute its business plan. The Company intends to obtain capital primarily through issuances of equity. In addition, the founding shareholders have agreed to sell personally owned shares into the market (subject to regulatory limitation and limitations provided for in the finances described in Note F) and loan the proceeds (net of taxes) to the Company. There can be no degree of assurance given that the Company will be successful in completing additional financing transactions or that the founding shareholders will be successful in selling their shares.

The consolidated financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or classification of liabilities which may result from the inability of the Company to continue as a going concern.

NOTE C - PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2001 and 2000 consists of the following:

                                                   2001          2000
                                                ---------       -------

         Computer equipment and software        $ 517,443     $ 516,513
         Furniture and office equipment            10,054        10,054
         Automobiles                               20,823        20,823
                                                ---------     ---------
                                                  548,320       547,390

         Less: Accumulated depreciation and
            amortization                         (296,007)     (141,459)
                                                ---------     ---------
         Net property and equipment             $ 252,313     $ 405,931
                                                =========     =========

NOTE D - LINE OF CREDIT

During September 1997, the Company entered into a revolving credit agreement with a financial institution which provided for borrowings of up to $400,000. Borrowings under the agreement bore interest at a variable rate equal to the prime-lending rate in effect plus one percent (10.5% at December 31, 2000). Principal and interest payments were due on demand, but if no demand was made, at maturity. The Company renewed the agreement during April 2000 extending the maturity date to October 2001. In October 2001, the company repaid $40,000 of principal and $17,605 in accrued interest and restructured the revolving credit agreement, providing for borrowings of up to $360,000 at a fixed interest rate of 7.5%. Principal and interest payments are due on demand, but if no demand is made, at maturity in June, 2002.

                         eClickMD, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2001 and 2000

NOTE E - NOTES PAYABLE

Notes payable at December 31, 2001 and 2000 consist of the following:

                                                                                2001          2000
                                                                              --------      --------
Note payable to bank, payable in full in October 2002 at
   10.5%, unsecured                                                           $ 20,000      $ 20,000

Note payable to bank, payable in monthly installments through
   March 2002 at 10%, collateralized by an automobile                            2,247        10,705

Note payable to shareholder, at 10% with principal and interest due
   January 2001, collateralized by the intellectual property of the Company         --       155,000

Note payable to shareholder, at 10% with principal and interest due
   November 2002, collateralized by intellectual property of the Company       102,977            --

Note payable to shareholder, at 12% with principal and interest due
   May 2003, collateralized by intellectual property of the Company             69,810            --

Note Payable to creditor, payable in monthly installments through
   March 2003 at 12%, unsecured                                                 53,995            --

Note Payable to employee, payable in full in June 2002 at
   10%, unsecured                                                               27,083            --
                                                                              --------      --------
                                                                               276,112       185,705
Less current maturities                                                        152,307      (185,705)
                                                                              --------      --------

                                                                              $123,805      $     --
                                                                              ========      ========

Future Maturities of notes payable at December 31, 2001 are as follows:

         2002                    152,307
         2003                    123,805
                                --------
                Total            276,112
                                ========

NOTE F - CONVERTIBLE NOTES AND DEBENTURES

At December 31, 2001 and 2000, the Company had outstanding convertible notes totaling $163,000 that were issued in 1999. These notes, which carry a 12% interest rate have a maturity of two years. These notes all matured in 2001 and are currently due on demand with the exception of one note totaling $100,000 which was extended. The conversion rate is equal to one share of common stock for each $2.00 of outstanding amount of principal plus accrued interest of the note.

During 2000, the Company issued $1,841,100 convertible notes which bear interest at 10%, have maturities from three to twelve months and expired through December 2001. The conversion rate on these notes is equal to the principal plus accrued interest at the conversion date divided by the price per share of equity instruments sold in the next equity financing transaction.

During 2001, the Company issued a total of $369,523 convertible notes to third parties and $1,217,391 convertible notes to Gryphon Financial Services Corp. The Gryphon notes are discussed in detail below. The $369,523 of convertible notes bear interest at 10%, have maturities of 18 months and expire through 2003. The conversion rate on these notes is equal to the lesser of a) 12.5% discount to the market price at the time of conversion (the market price is defined as the average of the closing bid and the ask price for the previous 10 trading days prior to conversion) or b) one share of common stock for each $1.50 of outstanding amount of principal plus accrued interest of the note.

In the second quarter of 2001, holders of 10% convertible notes payable totaling $1,841,100 inclusive of accrued interest were given an Offer of Conversion which allows the note holders to convert to 920,550 shares of common stock, based upon a $2.00 per share stock price. At June 30, 2001 notes totaling $1,161,100 plus $95,159 in accrued interest converted to 628,030 shares of common stock. In the fourth quarter of 2001 holders of convertible notes totaling $266,877 plus accrued interest of $1,058 converted to 920,889 shares of common stock.

In the third quarter 2001 accrued interest totaling $63,821 was exchanged for an eighteen month note payable with monthly amortized payments at 12% interest. Additionally, in the third and fourth quarter of 2001, the company made payments totaling $5,750 on one of the convertible notes outstanding.

On December 21, 2001, the Company completed a private placement of notes and warrants (the Financing) pursuant to an Agency Agreement, dated August 20, 2001, between the Company and Gryphon Financial Services Corp. (the Placement Agent). The aggregate gross proceeds of the Financing including the over-allotment option was $1,217,391. The Company paid commissions of 8%, paid certain expenses of the Financing and realized net proceeds of approximately $1,092,108 on the Financing. The net proceeds of the Financing have or will be utilized for general corporate, marketing and technology development purposes. The Agency Agreement provided for up to an additional $250,000 of aggregate principal amount of notes and warrants as an over-allotment option. Under the terms of the Placement Agency Agreement, aggregate commissions of $100,691 were paid and warrants to purchase an aggregate of 426,870 common shares were issued.

As a condition of the Financing, certain officers, employees and founders of the Company entered into lock-up agreements (the "Lock-up Agreements") restricting their sale or transfer of an aggregate of approximately 12,600,000 common shares or common share equivalents subject to certain limitations.

Also as a condition of the Financing, the Company entered into a Consulting Agreement with the Placement Agent which called for the payment of fees in the form of 1,400,000 shares of common stock representing approximately 10% of the outstanding shares of the Company. The shares which were valued at $462,000, were issued to designees of the Placement Agent which included family members of its principal.

In the Financing, the Company issued an aggregate of $1,217,391 of principal amount of 5% senior promissory notes (Notes) having a 2-year maturity, to one investor. The Notes are convertible into Shares of Common Stock after December 31, 2001 (subject to certain limitations) at 80% of the market price of the Company's common stock at the time of conversion and are required to be prepaid in full in certain events, including the Company receiving equity financing of $3,000,000. The Company records a charge for the fair value of beneficial conversion features as the notes are issued. This beneficial conversion feature is then amortized over the minimum period from the date of issuance to the earliest conversion date (December 31, 2001). During 2001 the Company recorded an expense of $766,185 related to the beneficial conversion feature for new notes issued and $451,206 related to options granted in connection with the debt. The Notes contain anti-dilution protection in certain events, including the issuances of shares by the Company at less than market price or the applicable conversion or exercise price.

The sole investor in the Financing, Gryphon Opportunity Fund I, LLC (the Investor), also received warrants to purchase an aggregate of 436,239 shares of common stock at an exercise price of $1.75 per share (the Investor Warrants). The Investor Warrants expire in November and December of 2006. The Investor Warrants contain anti-dilution protection in certain events, including the issuances of shares by the Company at less than market price or the applicable conversion or exercise price and specifically provide that, with certain limited exclusions, if the Company shall issue any shares at prices below the then exercise price of the Investor Warrants, the exercise price of the Investor Warrants shall be adjusted to equal such issue price and the number of shares issuable upon exercise of the Investor Warrants shall be proportionately increased. At the time of the issuances of the 436,239 Investor Warrants, the Company was required to issue an aggregate of 426,870 warrants of similar tenor (the Agent's Warrants) to the Placement Agent. The Agent's Warrants contain anti-dilution provisions that are like those in the Investor Warrants.

Prior to the initial closings in the Financing, the Company received short-term loans from the Investor, the Placement Agent or affiliated persons. These short-term loans were repaid from the proceeds of the Financing and the lenders received interest at 10% and an aggregate of 33,000 warrants at $.36 (the "Warrants") as additional compensation for these short-term loans. The Investor received 26,400 of the Warrants and the Agent received 6,600.

                         eClickMD, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2001 and 2000

The Company entered into Registration Rights Agreements with the Investor and the Placement Agent requiring the Company to file a registration statement covering the resale of all shares of common stock issuable on conversion or exercise of the Investor Warrants, the Agent's Warrants and the Notes no later than December 31, 2001 with an effectiveness deadline of March 1, 2002. The Registration Rights Agreements also grant the Investor and the Placement Agent unlimited piggy-back registration rights, subject to certain limitations.

The Investor received the right to designate a member of the Company's Board of directors who is entitled to sit on all board committees. The designee has not been named at the date of this filing.

In summary, at December 31, 2001, the Company had outstanding convertible notes totaling $163,000 which were issued in 1999 with a conversion rate of $2.00 per share, $585,000 of convertible notes issued in 2000 with a conversion rate equal to the principal plus accrued interest at the conversion date divided by the price per share of equity instruments sold in the next financing transaction, $1,217,391 of convertible notes issued in 2001 with a conversion rate of the lower of $1.00 per share of common stock or 80 percent of the fair market value of the common stock and $128,075 of convertible notes issued in 2001 with a conversion rate equal to the lesser of a 12.5% discount to the market price or $1.50 per share.


NOTE G - LEASE COMMITMENTS

The Company leases certain office equipment under various non-cancelable operating lease agreements which expire through September 2003. Rent expense totaled $79,596 and $67,862 (including $4,000 to related parties) for the years ended December 31, 2001 and 2000, respectively.

Future minimum lease payments under non-cancelable operating leases at December 31, 2001 are as follows:


                2002                                $  28,687
                2003                                   13,600
                                                    ---------
                Total                               $  42,287
                                                    =========


NOTE H - DEFERRED FINANCING FEES

During the year ended December 31, 2001, the Company incurred $337,260 of costs ($462,000 value of stock issued less portion related to options attached to debt of $124,740) in connection with the securing of the convertible notes described in Note F and $81,012 is expenses resulting from the amortization of fees capitalized in 2000. The Company recognizes finance fees and has amortized the cost over the minimum period from the date of issuance to the earliest conversion date. At December 31, 2001, these deferred financing fees have been fully amortized.

                         eClickMD, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2001 and 2000

NOTE I - INCOME TAXES

At December 31, 2001 and 2000 deferred tax assets and liabilities are comprised of the following:


                                               2001           2000
                                           -----------    -----------

         Current deferred tax asset             10,780             --
         Non-current deferred tax asset      2,074,610      1,370,043
         Less: Valuation allowance          (2,085,390)    (1,370,043)
                                           -----------    -----------

         Net deferred tax asset            $        --    $        --
                                           ===========    ===========


Non-current deferred tax assets principally result from net operating losses and expenses recorded for stock transactions, offset by deferred finance charges. The current deferred tax asset results from the allowance for doubtful receivables which is not currently deducted for federal tax reporting purposes. The deferred tax assets have a 100% valuation allowance due to the uncertainty of generating future taxable income.

Differences between the statutory federal income tax rate and the effective rate for the years ended December 31, 2001 and 2000 are as follows:


                                                           2001     2000
                                                           ----     ----

         Income tax provision at statutory rate            34.0%    34.0%
         Change in valuation allowance                    (18.2)   (31.6)
         Amortization of beneficial conversion            (13.4)      --
         Stock compensation                                (2.3)    (2.1)
         Other                                             (0.1)    (0.3)
                                                          -----    -----
                                                            0.0%     0.0%
                                                          =====    =====


The Company has a net operating loss carryover of approximately $6,102,000 at December 31, 2001. The net operating loss carryover, which is subject to annual limitations as prescribed by the Internal Revenue Code, will expire as follows:


         2019                                          $   671,000
         2020                                            3,358,000
         2021                                            2,073,000
                                                       -----------

         Total losses                                  $ 6,102,000
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

On May 26, 2000, the shareholders of the Company authorized 15,000,000 shares of preferred stock. No preferred shares were issued as of December 31, 2001 or 2000.

                         eClickMD, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2001 and 2000

NOTE K - STOCK OPTIONS AND WARRANTS

The Company approved a stock option plan for employees and other service providers and has reserved 2,000,000 shares of common stock for issuance under this Plan. At a meeting of the shareholders on August 16, 2000, the shareholders authorized a stock option plan for non-employee directors of the Company (the Director Plan). The Board authorized the issuance of up to 500,000 shares of common stock under the Director Plan of the Company. The exercise price of each option granted may not be less than the fair market value of common stock at the date of grant, without prior approval of the Board of Directors. Options are exercisable according to the terms set out in the option agreement, not to exceed ten years. At December 31, 2001, 1,935,225 and 150,000 options were outstanding under the employee and director plans respectively.

In addition, the Company has issued stock purchase warrants outside of these plans to service providers as compensation for services provided to the Company.

A summary of changes in the Company's options and purchase warrants follows:

                                 Compensatory                Non Compensatory       Combined Total
                                 ------------                ----------------       --------------
                                           Weighted                      Weighted
                                           Average                       Average
                             Options       Exercise        Options       Exercise
                          and Warrants      Price       and Warrants      Price        Options
                          ------------      -----       ------------      -----        -------
Outstanding at 12/31/99            --          --                --          --              --
Granted                     3,511,385        0.13                --          --       3,511,385
Exercised                          --          --                --          --              --
Forfeited                    (275,000)       0.15                --          --        (275,000)
                            ---------                     ---------                   ---------
Outstanding at 12/31/00     3,236,385        0.13                --                   3,236,385
Granted                     2,469,270        0.49           599,839        1.74       3,069,109
Exercised                  (1,482,160)       0.15                --          --      (1,482,160)
Forfeited                          --          --                --          --              --
                            ---------        ----         ---------        ----       ---------
Outstanding at 12/31/01     4,223,495        0.34           599,839        1.74       4,823,334
                            =========        ====         =========        ====       =========


The following table summarizes information about compensatory options and purchase warrants outstanding at December 31, 2001:

                    Options/Warrants Outstanding                         Options/Warrants Exercisable
                    ----------------------------                         ----------------------------
                                    Weighted Avg.
   Range of          Number           Remaining        Weighted Avg.      Number         Weighted Avg.
Exercise Prices    Outstanding    Contractual Life    Exercise Price    Exercisable    Exercisable Price
---------------    -----------    ----------------    --------------    -----------    -----------------
 $0.001-$1.75       4,223,495         4.2 years            $0.34         2,519,994           $0.23


The following table summarizes information about non-compensatory options and purchase warrants outstanding at December 31, 2001:

                    Options/Warrants Outstanding                         Options/Warrants Exercisable
                    ----------------------------                         ----------------------------
                                    Weighted Avg.
   Range of          Number           Remaining        Weighted Avg.      Number         Weighted Avg.
Exercise Prices    Outstanding    Contractual Life    Exercise Price    Exercisable    Exercisable Price
---------------    -----------    ----------------    --------------    -----------    -----------------
$0.36 - $1.75        599,839          4.3 years            $1.74           599,839           $1.74


The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), in accounting for its compensatory options. The options granted in 2001 have exercise prices which approximate or exceed fair value and, accordingly, no compensation cost has been recognized for its compensatory stock options in these financial statements.

                         eClickMD, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2001 and 2000

NOTE K - STOCK OPTIONS AND WARRANTS (Continued)

Had compensation cost for the Company's stock options been determined consistent with FASB statement No. 123, Accounting for Stock Based Compensation, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below for the year ended December 31, 2001:


         Net Loss               As reported                $ (3,938,685)
                                Pro forma                  $ (3,989,284)

         Loss per share         As reported (basic
                                   and diluted)            $      (0.28)
                                Pro forma                  $      (0.29)


The fair value of each option/warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for grants in 2001; dividend yield at 0%, expected volatility at 397%, risk free interest rate of 6.5% over a 1-3 year period, and an expected life of 5 years. The following assumptions were used for grants in 2000; dividend yield at 0%, expected volatility at 49%, risk free interest rate of 6.5% over a 1-3 year period, and an expected life of 5 years. The weighted average grant date fair value of options issued during 2001 and 2000 was $0.55 and $0.11 per share, respectively.

NOTE L - RELATED PARTY TRANSACTIONS

The payable to related parties of $381,493 and $169,174 includes accrued officer compensation of $330,293 and $169,174 at December 31, 2001 and 2000, respectively.

Two shareholders, directors and officers of the Company also own stock of Centratex, Inc. (Centratex) and are also officers of that company. During 2001 and 2000, Centratex Inc. incurred expenses on behalf of eClickMD, Inc. of $19,236 and $8,000, respectively. Centratex, Inc. is a company owned by Marion Robert Rice, the Company's CEO and Andy McBee, a director of the Company. The Company has recorded an account payable to Centratex, Inc. in the amount of $19,236 at December 31, 2001. Additionally, during 2001, the Company received proceeds of $37,000 through the issuance of three convertible notes to Centratex. The notes bear interest at 10% per annum, are convertible at $2.00 per share and mature in 2002.

In October 2000, the Company borrowed $155,000 from Marion Robert Rice, the Company's Chief Executive Officer. The note which bore interest at 10% matured in 2001. The note was collateralized by intellectual property of the Company. In the third quarter of 2001, the note, plus accrued interest of $14,810 was exchanged for short-term and long-term notes payable of $102,977 (12% interest, 12 month note) and $69,810 (12 % interest, 18 month note), respectively, both collateralized by intellectual property of the Company.

At December 31, 2001, the Company has an outstanding convertible note payable to an employee in the amount of $14,250. The note bears interest at 10% per annum, is convertible at $2.00 per share and matures in 2002. Additionally, during 2001 the Company issued a promissory note to this employee in settlement of a termination without cause claim for $27,083. This note bears interest at 10% per annum and is due and payable on June 1, 2002.

                         eClickMD, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2001 and 2000

NOTE M - CONCENTRATIONS OF CREDIT RISK

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

At December 31, 2001 and 2000, no customers accounted for 10% or more of revenues or accounts receivable.

Cash is maintained in financial institutions which, at times, may exceed Federal Deposit Insurance Corporation insured amounts. However, the Company mitigates its risk by maintaining its cash in high quality credit institutions

NOTE N - FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, Disclosure About Fair Value of Financial Instruments, requires disclosure about the fair value of all financial assets and liabilities for which it is practicable to estimate. At December 31, 2001 and 2000 the carrying value all of the Company's accounts receivable, accounts payable and accrued liabilities approximate fair value because of their short-term nature.

Lines of credit and other debt carrying values approximate fair values based on the borrowing rates currently available to the Company for loans with similar terms.

NOTE O - CONTINGENCIES

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

Note P - SUBSEQUENT EVENTS

Subsequent to December 31, 2001, the Investor and Placement Agent have agreed, effective April, 5, 2002, to convert $608,696 of principal from the above-mentioned notes into 2,843,045 shares of common stock and to adjust the conversion of balance of the notes payable and any compounded interest to a conversion price of $1.00 per share of common stock. Both the Investor and the Placement Agent have agreed to change the exercise price of all the Investor and Placement Agent Warrants to $1.00 and maintain the number of exercisable shares as indicated on the face of the warrants without adjustment except for normal anti-dilution provisions for stock splits, stock rights and stock dividends and waive penalties for demand registration for six month and one year respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

eClickMD, Inc.



Date:  April 23, 2002                  By: /s/ MARION ROBERT RICE
                                           ----------------------
                                           Marion Robert Rice,
                                           President and CEO



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



NAME                               TITLE                          DATE SIGNED

By: /s/ MARION ROBERT RICE         Director, CEO and President    April 23, 2002
    -------------------------      (Principal Executive,
    Marion Robert Rice             Financial and Accounting
                                   Officer)

By: /s/ ANDY W. MCBEE              Director and Assistant         April 23, 2002
    -------------------------      Secretary
    Andy W. McBee

By: /s/ RICHARD F. CORLIN          Director                       April 23, 2002
    -------------------------
    Richard F. Corlin, MD

By: /s/ GARY HUMBERSON             Director                       April 23, 2002
    -------------------------
    Gary Humberson


Supplemental information to be Furnished with Reports Filed Pursuant to
Section 15(d) of the Exchange Act by Non-Reporting Issuers:  Not Applicable.