Form 10QSB
period 2002-03-31
ECLICKMD INC
filed 2002-05-20
CIK 18530

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                               -------------------

      For Quarter Ended March 31, 2002      Commission File No. 0-29804

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

                              YES  X     NO
                                  ---       ---

As of March 31, 2002, there were 17,422,702 shares of common stock, $.001 par value, of the registrant issued and outstanding.

Transitional Small Business Disclosure Format (check one)

YES        NO  X
    ---       ---
                                 eClickMD, INC.
                                 MARCH 31, 2002
                                      INDEX

                                                                                           Page No.
                                                                                           --------
PART I          FINANCIAL INFORMATION

      Item 1.   Financial Statements

                Consolidated Balance Sheets (unaudited) as of March 31, 2002 and
                December 31, 2001                                                                2

                Consolidated Statements of Operations (unaudited) for the three months
                ended March 31, 2002 and 2001                                                    3

                Consolidated Statements of Cash Flows (unaudited) for the three months
                ended  March 31, 2002 and 2001                                                   4

                Notes to Consolidated Financial Statements (unaudited)                           5

      Item 2.   Management's Discussion and Analysis of Financial Condition and Results
                of Operations                                                                    8

PART II         OTHER INFORMATION

      Item 1.   Legal Proceedings                                                               11

      Item 2.   Changes in Securities and Use of Proceeds                                       11

      Item 3.   Defaults Upon Senior Securities                                                 12

      Item 4.   Submission of Matters to a Vote of Security Holders                             12

      Item 5.   Other Information                                                               12

      Item 6.   Exhibits and Reports on Form 8-K                                                12


SIGNATURES                                                                                      13

                         eClickMD, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                March 31, 2002 (UNAUDITED) and December 31, 2001

                                     ASSETS
                                     ------
                                                                               2002               2001
                                                                            -----------        -----------
Current assets
    Cash and cash equivalents                                               $    21,233        $   290,222
    Accounts receivable - trade, net of allowance for doubtful accounts of $34,207 and $31,706 at March 31, 2002 and
    December 31, 2001, respectively                                              65,550             16,543
    Prepaid expenses and other  current assets                                   12,713              5,802
                                                                            -----------        -----------
    Total current assets                                                         99,496            312,567

Property and equipment, net of accumulated depreciation of
    $334,424 and $296,007 at March 31, 2002 and December 31, 2001,
    respectively                                                                213,898            252,313
                                                                            -----------        -----------

    Total assets                                                            $   313,394        $   564,880
                                                                            ===========        ===========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT
                      -------------------------------------

Current liabilities
    Line of credit                                                          $   360,000        $   360,000
    Current notes payable (including $135,155 and
       $130,060 owed to related parties at March 31, 2002 and
       December 31, 2001, respectively)                                         155,155            152,307
    Convertible notes and debentures - current maturities
       (including $51,250 to related parties at March 31, 2002 and
       December 31, 2001, respectively)                                         871,075            174,350
    Customer deposits                                                            61,811                 --
    Payable to related parties                                                  407,743            381,493
    Accounts payable (including $19,230 to a related party at
       March 31, 2002 and December 31, 2001, respectively)                      973,711            904,394
    Accrued payroll tax liabilities                                              84,669            129,649
    Accrued liabilities                                                         281,920            213,294
                                                                            -----------        -----------
    Total current liabilities                                                 3,196,084          2,315,487

Long-term notes payable (including $69,810 to a related party)                  120,452            123,805

Long-term convertible notes and debentures                                    1,217,391          1,919,116

Shareholders' deficit
    Preferred stock - $0.001 par value; 15,000,000 shares authorized,
       no shares issued and outstanding                                              --                 --
    Common stock - $0.001 par value; 50,000,000 shares authorized,
       17,422,702 and 17,121,368 shares issued and outstanding
       at March 31, 2002 and December 31, 2001, respectively                     17,423             17,121
    Additional paid-in capital                                                5,169,117          5,100,419
    Receivable for the purchase of equity                                      (275,794)          (275,794)
    Accumulated deficit                                                      (9,131,279)        (8,635,274)
                                                                            -----------        -----------
    Total shareholders' deficit                                              (4,220,533)        (3,793,528)
                                                                            -----------        -----------

    Total liabilities and shareholders' deficit                             $   313,394        $   564,880
                                                                            ===========        ===========

                   See notes to interim financial statements.

                         eClickMD, Inc. and Subsidiaries
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

                                                                       2002                2001
                                                                   ------------        ------------
Revenues                                                           $     95,557        $     95,820

Operating Expenses
   Cost of Revenues                                                      71,600              97,558
   Research & Development Costs                                          30,662              31,842
   Selling, General & Administrative                                    436,861             356,442
                                                                   ------------        ------------
   Operating Loss                                                      (443,566)           (390,022)

Other Income                                                              3,711                  --
Interest Expense                                                        (56,150)            (66,154)
                                                                   ------------        ------------
   Net Loss                                                        $   (496,005)       $   (456,176)
                                                                   ============        ============

Net loss per common share - basic and diluted                            $(0.03)             $(0.04)
                                                                   ============        ============

Weighted-average number of common shares outstanding - basic
   and diluted                                                       17,216,111          11,875,289
                                                                   ============        ============

                   See notes to interim financial statements.

                         eClickMD, Inc. and Subsidiaries
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               For THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

                                                                                          2002             2001
                                                                                        ---------        ---------
Cash flows from operating activities
     Net loss                                                                           $(496,005)       $(456,176)
     Adjustments to reconcile net loss to net cash used in operating activities
         Depreciation                                                                      38,417           38,536
         Bad debt expense                                                                   2,500            5,000
         Amortization of deferred financing fees                                               --           34,644
       Increases and decreases in:
         Accounts receivable - trade                                                      (51,508)         (20,242)
         Prepaid expenses and other current assets                                         (6,911)             176
         Customer deposits                                                                 61,811           62,217
         Accounts payable                                                                  69,316           80,013
         Accrued liabilities                                                               23,645          125,606
                                                                                        ---------        ---------
         Net cash used in operating activities                                           (358,735)        (130,226)

Cash flows from investing activities
     Purchases of property and equipment                                                       --             (932)
                                                                                        ---------        ---------
         Net cash used in investing activities                                                 --             (932)

Cash flows from financing activities
     Bank overdraft                                                                            --           (9,978)
     Payments on convertible notes payable and debentures                                  (5,505)              --
     Borrowings on convertible notes payable and debentures
         (including $20,000 from a related party in 2001)                                      --          103,000
     Borrowings from related parties                                                       26,250           30,065
     Borrowings on notes payable (including $3,875 from related parties in 2001)               --            3,875
     Exercise of stock options                                                             69,000               --
                                                                                        ---------        ---------
         Net cash provided by financing activities                                         89,745          126,962

Net decrease in cash and cash equivalents                                                (268,989)          (4,196)

Cash and cash equivalents, beginning of period                                            290,222            6,599
                                                                                        ---------        ---------

Cash and cash equivalents, end of period                                                $  21,233        $   2,403
                                                                                        =========        =========

Supplemental disclosures for cash flow information:
     Cash paid during the period for:
         Interest                                                                       $     540        $   4,830
                                                                                        =========        =========

         Income taxes                                                                   $      --        $      --
                                                                                        =========        =========

                   See notes to interim financial statements.

                       ECLICKMD, INC. AND SUBSIDIARIES

        NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Unaudited)

1.    BASIS OF PRESENTATION

The interim financial statements of eClickMD, Inc. and Subsidiaries (the "Company" or "eClick") at March 31, 2002, and for the three months ended March 31, 2002 and 2001, are unaudited, and include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation. The December 31, 2001 balance sheet was derived from the balance sheet included in the Company's audited financial statements as filed on Form 10-KSB for the year ended December 31, 2001. Certain amounts previously reported in prior interim financial statements have been reclassified to conform to the 2002 presentation.

The accompanying unaudited interim financial statements are for interim periods and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company's audited financial statements included in the 10-KSB for the year ended December 31, 2001. The accompanying unaudited interim financial statements for the three months ended March 31, 2002 are not necessarily indicative of the results which can be expected for the entire fiscal year.


2.    GOING CONCERN

The consolidated financial statements for the three months ended March 31, 2002 have been prepared on the assumption the Company will continue as a going concern. The Company sustained net losses of $496,005 and $3,938,685 during the quarter ended March 31, 2002 and the year ended March 31, 2001, respectively, and has accumulated losses through March 31, 2002 of $9,131,279. Cash used in operating activities for the same periods aggregated $358,734 and $1,586,522, respectively. Total liabilities at March 31, 2002 of $4,533,927 (including approximately $85,000 to the Internal Revenue Service for delinquent payroll taxes) exceed total assets of $313,394. As of the date of this repost, the Company is unable to meet all of its short-term obligations as they fall due and has substantial amounts outstanding with key vendors. In addition, the Company has contingent liabilities, as further discussed in Note 7, that could further impact its liquidity.

The Company's continued existence depends upon the success of management's efforts to raise additional capital necessary to meet the Company's obligations as they come due and to obtain sufficient capital to execute its business plan. The Company intends to obtain capital primarily through issuances of equity. In addition, the founding shareholders have agreed to sell personally owned shares into the market (subject to regulatory limitation and limitations provided for in the finance agreement) and loan the proceeds (net of taxes) to the Company. There can be no degree of assurance given that the Company will be successful in completing additional financing transactions or that the founding shareholders will be successful in selling their shares.

The consolidated financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or classification of liabilities which may result from the inability of the Company to continue as a going concern.


3.    USE OF ESTIMATES AND ASSUMPTIONS

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principals. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could vary from the estimates that were used.

4.    CONVERTIBLE NOTES AND DEBENTURES

At March 31, 2002 the Company had outstanding convertible notes totaling $158,000 which were issued in 1999 with a conversion rate of $2.00 per share, $585,000 of convertible notes issued in 2000 with a conversion rate equal to the principle plus accrued interest at the conversion date divided by the price per share of equity instruments sold in the next financing transaction, $1,217,391 of convertible notes issued in 2001 with a conversion rate of the lower of $1.00 per share of common stock or 80 percent of the fair market value of the common stock and $128,075 of convertible notes issued in 2001 with a conversion rate equal to the lesser of a 12.5% discount to the market price or $1.50 per share.

5.    TREATMENT OF CERTAIN STOCK OPTIONS FOR DISPUTED SERVICES

In July 2001, the Company issued stock options as retainers for services and as collateral for financing in connection with such services to Oxford Financial and Mark Anthony Christini which were subsequently converted into common stock. In September, 2001, the Company filed a complaint against Oxford Venture Fund, L.L.C. and Karim Rajani alleging the defendants had received Company stock options to purchase 275,000 shares as a retainer and for the purpose of collateralizing financing for the Company, and that the defendant then sold a portion of the stock thereby converting it to their own use instead of using it for collateral. The Company sought compensatory damages, exemplary damages and injunctive relief. The defendant's appeared for a hearing to argue against the Court's in personam jurisdiction over them as well as to argue against the need for injunctive relief. On September 14, 2001, the Court granted a temporary injunction against the defendants making sales of the Company's stock. At the date of this filing, 1,800,000 shares are being restricted from transfer of which 600,000 shares are being held in certificate form by the transfer agent. The defendants have not filed their answer in the matter and the Company intends to seek a default judgment against the defendants. The Company also issued options to purchase an aggregate of 275,000 shares to Mark Anthony Christini as a retainer in exchange for legal services associated with Oxford Venture Fund. The options were converted to shares of common stock. Subsequently, Mr. Christini became deceased before any services were rendered. The Company plans to seek recovery of such shares from the estate of Mr. Christini. The Company expects to recover the before mentioned shares. Due to the circumstances surrounding the issuance of the options and the subsequent dispute that has arisen due to the failure of the optionees to perform according to the agreement, no value has been recorded in the accompanying financial statements related to the original issuance of the options. In the event that the shares are not recovered, the Company may incur an associated expense during the reporting period in which the settlement occurs. Management believes the shares indicated above will be recovered.

6.    CONTINGENCIES:

Certain officers and employees who were previously employed by the Company and were parties to employment contracts were terminated during the fourth quarter of 2000. One of these employees has filed suit against the Company. The outcome of this dispute and these terminations is unknown at this time, but could materially affect these consolidated financial statements. No provision has been made in these consolidated financial statements concerning this contingency.

The Company is indebted to a vendor for the purchase of computer equipment in the amount of approximately $260,000 which is included in accounts payable in the accompanying balance sheet. The vendor has filed a suit to collect payment. If the Company were obligated to surrender this equipment, it could cause a disruption in its business, which could materially impact the operations and financial condition of the Company.

7.    SUBSEQUENT EVENT

Subsequent to March 31, 2002, Gryphon Opportunity Fund I, LLC has agreed, effective April, 5, 2002, to convert $608,696 of principal into 2,843,045 shares of common stock and to adjust the conversion feature on the balance of the notes payable and any compounded interest to a conversion price of $1.00 per share of common stock. The sole investor in the Financing, Gryphon Opportunity Fund I, LLC (the Investor), also received warrants to purchase an aggregate of 436,239 shares of common stock and Gryphon Financial Securities Corp, the Placement Agent, received an aggregate of 426,870 warrants of similar tenor (the Agent's Warrants). Both the Investor and the Placement Agent have agreed to change the exercise price of all the Investor and Placement Agent Warrants to $1.00 and maintain the number of exercisable shares as indicated on the face of the warrants without adjustment except for normal anti-dilution provisions for stock splits, stock rights and stock dividends and waive penalties for demand registration for six months and one year, respectively.

On April 9, 2002 the Company issued a Promissory Note to Gryphon Opportunity Fund I, LLC in the amount of $100,000 with interest at 6% per annum which matures at the earliest of July 10, 2002 or upon completion of a financing round of a minimum of $500,000. Again on May 7, 2002 an additional Promissory note was issued by the Company to Gryphon Opportunity Fund I, LLC for $100,000 with interest at 6% per annum which matures at the earliest of August 7, 2002 or upon completion of a financing round of a minimum of $500,000.

On May 13, 2002, the Company received notice regarding Cause No. 67-190588-01 from the 67th Judicial District Court of Tarrant County, Texas. This Notice was a request for discovery directed to defendant in aide of judgement. Amount of damages are unspecified.

On or about May 1, 2002, the Company received information regarding Cause No. 2002-21897; 1240 Blalock, Inc. vs. eClickMD, Inc. from the 80th Judicial District of Harris County, Texas, in regards to default on a convertible debenture repayment plan of approximately $48,000. As of the date of this filing, the Company has not been served notice.

On April 22, 2002, the Company was served notice regarding Cause No. 2002044, The ReCOVAR Group, LLC. vs. eClickMD, Inc. from the 198th Judicial District Court of McCulloch County, Texas in regard to an outstanding accounts payable in the amount of $5,043. The plantiff is also demanding reasonable attorney's fees and court costs.

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

Overview

eClickMD, Inc. Management believes it is the leader in the Health Insurance Partability and Accountability Act (HIPAA)-compliant, coordination of care technology for the health care industry. Home health care executives founded the Company in 1996 to address inefficiencies in workflow processes between agencies. That same year, the U.S. government released the HIPAA Act that mandated Internet-based electronic storage and transmission of patient data be standardized, secured, and subjected to rigorous privacy rules. eClickMD quickly enhanced its digital certificate and e-signature technology to comply with these HIPAA standards. Today, the Company has nine technology patents pending encompassing over 150 specific claims for managing and transmitting sensitive patient data. There are also over 400 health care professionals moving in excess of 12,000 patient documents annually through the eClickMD system.

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

Results of Operations

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

Revenues for the three months ended March 31, 2002 were $95,557 compared to $95,820 in the same period in 2001. Revenues remained flat quarter-on-quarter reflecting the Company's focus in calendar year 2001 on technology development. In addition, as the company maximized available cash resources in 2001 fewer sales and marketing programs existed.

Operating expenses were $539,123 for the three months ended March 31, 2002 compared to $485,842 for the three months ended March 31, 2001. The 11% increase in operating expenses was primarily attributable to higher selling, general and administrative expenses resulting from hiring increases in the areas of management and sales that occurred in the fourth quarter of 2001 driving higher salaries and wages and other employee-related expenses.

Interest expense for the quarter ended March 31, 2002 was $56,150 compared to $66,154 in 2001. Decreases in interest expense resulted primarily from conversion of a portion of convertible notes payable to common shares in 2001.

Liquidity and Capital Resources

Net cash used by operating activities for the first quarter totaled $358,734 and $130,226 for 2002 and 2001, respectively. Increased net uses of cash in 2002 resulted primarily from flat quarter-on-quarter revenues and higher operating expenses resulting from hiring in the areas of management and sales in the fourth quarter of 2001 as well as from the Company paying down the balance in accounts payable and accrued liabilities.

Net cash provided by financing activities was $89,745 for the quarter ended March 31, 2002 and $126,962 for the quarter ended March 31, 2001 and consisted primary of borrowings from related parties, exercise of stock options for cash in 2002 and borrowings on convertible notes payables and debentures in 2001.

At March 31, 2002 the Company had outstanding convertible notes totaling $158,000 which were issued in 1999 with a conversion rate of $2.00 per share, $585,000 of convertible notes issued in 2000 with a conversion rate equal to the principle plus accrued interest at the conversion date divided by the price per share of equity instruments sold in the next financing transaction, $1,217,391 of convertible notes issued in 2001 with a conversion rate of the lower of $1.00 per share of common stock or 80 percent of the fair market value of the common stock and $128,075 of convertible notes issued in 2001 with a conversion rate equal to the lesser of a 12.5% discount to the market price or $1.50 per share.

Subsequent to March 31, 2002, Gryphon Opportunity Fund I, LLC has agreed, effective April 5, 2002, to convert $608,696 of principal into 2,843,045 shares of common stock and to adjust the conversion feature on the balance of the notes payable and any compounded interest to a conversion price of $1.00 per share of common stock. The sole investor in the Financing, Gryphon Opportunity Fund I (the Investor), also received warrants to purchase an aggregate of 436,239 shares of common stock and Gryphon Financial Securities Corp, the Placement Agent, received an aggregate of 426,870 warrants of similar tenor (the Agent's Warrants). Both the Investor and the Placement Agent have agreed to change the exercise price of all the Investor and Placement Agent Warrants to $1.00 and maintain the number of exercisable shares as indicated on the face of the warrants without adjustment except for normal anti-dilution provisions for stock splits, stock rights and stock dividends and waive penalties for demand registration for six months and one year, respectively.

On April 9, 2002 the Company issued a Promissory Note to Gryphon Opportunity Fund I, LLC in the amount of $100,000 with interest at 6% per annum which matures at the earliest of July 10, 2002 or upon completion of a financing round of a minimum of $500,000. Again on May 7, 2002 an additional Promissory note was issued by the Company to Gryphon Opportunity Fund I, LLC for $100,000 with interest at 6% per annum which matures at the earliest of August 7, 2002 or upon completion of a financing round of a minimum of $500,000.

The Company has limited cash resources and intends to raise additional capital through convertible notes and the issuance of preferred stock or additional common stock. The Company believes the additional capital will allow it to continue its marketing efforts in its core products and develop and add new functional enhancements to the browser-based versions of its products. The availability of cash through such resources is not assured and if the Company is not able to raise enough cash, the Company might be forced to limit its operations and marketing activities, or ultimately cease operations.

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

                                     PART II

                                OTHER INFORMATION

Item 1.     Legal Proceedings
--------------------------------------------------------------------------------

Cause No. GN100323; 200th Judicial District Court of Travis County, Texas. AmeriQuest Technologies, Inc. vs. eClickMD, Inc., filed January 31, 2001. Lawsuit for collection of purchase price of computer equipment purchased by eClickMD, Inc. totaling approximately $260,000. Subsequent to September 30, 2001the company has submitted a lease agreement and payments to initiate a new lease program on the above mentioned equipment. At the date of this filing the lease agreement was approved and certain terms are under negotiation but no assurances can be made that terms will be agreed upon.

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

None.

Item 5.     Other Information
--------------------------------------------------------------------------------

None.

Item 6.     Exhibits and Reports on Form 8-K
--------------------------------------------------------------------------------

a)   EXHIBITS

4.1 Promissory Note, dated April 9, 2002 by and between eClick MD, Inc. and the Gryphon Opportunities Fund I, LLC in the amount of $100,000.

4.2 Promissory Note, dated May 7, 2002 by and between eClick MD, Inc. and the Gryphon Opportunities Fund I, LLC in the amount of $100,000.

b)   REPORTS ON FORM 8-K

None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           eClickMD, Inc.



Date:  May 20, 2002                        By: /s/ MARION ROBERT RICE
                                               --------------------------------
                                               Marion Robert Rice,
                                               President and CEO
                                               (Principal Executive, Financial
                                               and Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


NAME                             TITLE                             DATE SIGNED

By: /s/ MARION ROBERT RICE       Director, CEO and President       May 20, 2002
    -------------------------
    Marion Robert Rice

By: /s/ ANDY W. MCBEE            Director and Assistant            May 20, 2002
    -------------------------    Secretary
    Andy W. McBee

By: /s/ RICHARD F. CORLIN        Director                          May 20, 2002
    -------------------------
    Richard F. Corlin, MD

By: /s/ GARY HUMBERSON           Director                          May 20, 2002
    -------------------------
    Gary Humberson