Form 10QSB
period 2002-06-30
ECLICKMD INC
filed 2002-08-14
CIK 18530

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For Quarter Ended June 30, 2002 Commission File No. 0-29804

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

                               YES [X]   NO

As of June 30, 2002, there were 20,428,847 shares of common stock, $.001 par value, of the registrant issued and outstanding.

Transitional Small Business Disclosure Format (check one)

                               YES       NO [X]
eClickMD, INC.
                                  JUNE 30, 2002
                                      INDEX


                                                                        Page No.
                                                                        --------
PART I          FINANCIAL INFORMATION

      Item 1.   Financial Statements

                Consolidated Balance Sheets as of June 30, 2002
                (unaudited)and December 31, 2001                            2

                Consolidated Statements of Operations (unaudited)
                for the three months ended June 30, 2002 and 2001           3

                Consolidated Statements of Operations (unaudited)
                for the six months ended June 30, 2002 and 2001             4

                Consolidated Statements of Cash Flows (unaudited)
                for the six months ended June 30, 2002 and 2001             5

                Notes to Consolidated Financial Statements (unaudited)      6

      Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations                         9

PART II         OTHER INFORMATION

      Item 1.   Legal Proceedings                                          12

      Item 2.   Changes in Securities and Use of Proceeds                  13

      Item 3.   Defaults Upon Senior Securities                            13

      Item 4.   Submission of Matters to a Vote of Security Holders        13

      Item 5.   Other Information                                          13

      Item 6.   Exhibits and Reports on Form 8-K                           13

SIGNATURES                                                                 14


                        eClickMD, Inc. and Subsidiaries
                          CONSOLIDATED BALANCE SHEETS
                June 30, 2002 (UNAUDITED) and December 31, 2001

                                     ASSETS
                                     ------

                                                                   2002 (Unaudited)      2001
                                                                   ----------------  ------------
Current assets
  Cash and cash equivalents                                          $     74,971    $    290,222
  Accounts receivable - trade, net of allowance
  for doubtful accounts of $48,727 (unaudited)
  and $31,706 at June 30, 2002 and December 31,
  2001, respectively                                                       22,359          16,543
  Deferred financing fees, net of accumulated
  amortization of $2,077 (unaudited) at June 30, 2002                      24,964             -
  Other current assets                                                     21,501           5,802
                                                                     ------------    ------------
  Total current assets                                                    143,795         312,567

Property and equipment, net of accumulated depreciation of
  $373,606 (unaudited) and $296,007 at June 30, 2002 and
  December 31, 2001, respectively                                         184,488         252,313

Other assets                                                                9,350             -
                                                                     ------------    ------------
  Total assets                                                       $    337,633    $    564,880
                                                                     ============    ============
                     LIABILITIES AND SHAREHOLDERS' DEFICIT
                     -------------------------------------

Current liabilities
  Line of credit                                                     $    360,000    $    360,000
  Current notes payable (including $140,249 (unaudited) and
   $130,060 owed to related parties at June 30, 2002 and
   December 31, 2001, respectively)                                       360,249         152,307
  Convertible notes and debentures - current maturities
   (including $51,250 to related parties at June 30, 2002
   (unaudited) and December 31, 2001, respectively), net of
   unamortized debt discount of $70,402 at June 30, 2002
   (unaudited)                                                          1,033,673         174,350
  Customer deposits                                                        33,944             -
  Payable to related parties                                              428,093         381,493
  Accounts payable (including $19,230 to a related party at
   June 30, 2002 (unaudited) and December 31, 2001,
   respectively)                                                          749,141         904,394
  Accrued payroll tax liabilities                                          60,250         129,649
  Lease obligation payable - current maturities                            50,138             -
  Accrued liabilities                                                     411,893         213,294
                                                                     ------------    ------------
  Total current liabilities                                             3,487,381       2,315,487

Lease obligation, net of current portion                                  166,081             -

Long-term notes payable (including $69,810 (unaudited)
 and $64,810 to a related party at June 30, 2002 and
 December 31, 2001, respectively)                                         120,452         123,805

Long-term convertible notes and debentures                                608,695       1,919,116

Shareholders' deficit
 Preferred stock - $0.001 par value; 15,000,000 shares
  authorized, no shares issued and outstanding                                -               -
 Common stock - $0.001 par value; 50,000,000 shares authorized,
  20,428,847 (unaudited) and 17,121,368 shares issued and
  outstanding at June 30, 2002 and December 31, 2001,
  respectively                                                             20,429          17,121
 Additional paid-in capital                                             5,881,493       5,100,419
 Receivable for the purchase of equity                                   (275,794)       (275,794)
 Accumulated deficit                                                   (9,671,104)     (8,635,274)
                                                                     ------------    ------------
 Total shareholders' deficit                                           (4,044,976)     (3,793,528)
                                                                     ------------    ------------

 Total liabilities and shareholders' deficit                         $    337,633    $    564,880
                                                                     ============    ============

The accompanying notes are an integral part of these financial statements.


                        eClickMD, Inc. and Subsidiaries
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
               FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001

                                                                         2002           2001
                                                                     ------------   ------------
Revenues                                                             $     81,031   $    130,336

Operating Expenses
 Cost of Service                                                           51,829         25,174
 Research & Development Costs                                              24,877         59,584
 Selling, General & Administrative                                        480,763        368,298
                                                                     ------------   ------------

 Operating Loss                                                          (476,438)      (322,720)

Other Income                                                                3,712             76
Interest Expense                                                          (67,099)       (67,305)

                                                                     ------------   ------------
 Net Loss                                                            $   (539,825)  $   (389,949)
                                                                     ============   ============

Net loss per common share - basic and diluted                        $      (0.03)  $      (0.03)
                                                                     ============   ============
Weighted-average number of common shares outstanding - basic
 and diluted                                                           20,167,257     12,672,985
                                                                     ============   ============

The accompanying notes are in integral part of these financial statements.


                         eClickMD, Inc. and Subsidiaries
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                 FOR THE SIX MONTHS ENDED June 30, 2002 AND 2001

                                                                         2002            2001
                                                                     ------------   ------------
Revenues                                                             $    176,588   $    226,156

Operating Expenses
 Cost of Service                                                          123,429         56,899
 Research & Development Costs                                              55,538        157,259
 Selling, General & Administrative                                        917,625        724,740
                                                                     ------------   ------------

 Operating Loss                                                          (920,004)      (712,742)

Other Income                                                                7,423             76
Interest Expense                                                         (123,249)      (133,459)

                                                                     ------------   ------------
 Net Loss                                                            $ (1,035,830)  $   (846,125)
                                                                     ============   ============

Net loss per common share - basic and diluted                        $      (0.06)  $      (0.07)
                                                                     ============   ============
Weighted-average number of common shares outstanding - basic
 and diluted                                                           18,684,150     12,276,341
                                                                     ============   ============


The accompanying notes are in integral part of these financial statements.


                        eClickMD, Inc. and Subsidiaries
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

                                                                                         2002            2001
                                                                                     ------------   ------------
Cash flows from operating activities
   Net loss                                                                          $ (1,035,830)  $   (846,125)
   Adjustments to reconcile net loss to net cash used in operating activities
     Depreciation                                                                          77,598         77,335
     Stock issued for services                                                                -           38,355
     Stock options issued for services                                                     22,205            -
     Amortization of deferred financing fees                                                2,077         69,288
     Amortization of debt discount                                                         14,079            -
   Increases and decreases in working capital accounts:
     Accounts receivable - trade                                                          ( 5,816)       (32,168)
     Other assets                                                                         (25,049)       (18,495)
     Customer deposits                                                                     33,944         41,684
     Accounts payable                                                                      83,785        173,422
     Accrued liabilities                                                                  129,200        225,779
                                                                                     ------------   ------------
     Cash flows used in operating activities                                             (703,807)      (270,925)

Cash flows from investing activities
   Purchases of property and equipment                                                     (9,772)          (932)

Cash flows from financing activities
   Bank overdraft                                                                             -          (37,240)
   Payments on lease obligation                                                           (22,820)           -
   Payments on convertible notes payable and debentures                                    (5,000)           -
   Deferred financing fees                                                                (27,041)           -
   Borrowings on convertible notes payable and debentures                                 233,000        150,100
   Borrowings from related parties                                                         46,600        119,994
   Borrowings on notes payable (including $10,188 from related parties in 2002)           210,188          6,810
   Payments on notes payable                                                               (5,599)           -
   Exercise of stock options                                                               69,000         28,708
                                                                                     ------------   ------------
     Cash flows provided by financing activities                                          498,328        268,372

Net decrease in cash and cash equivalents                                                (215,251)        (3,485)

Cash and cash equivalents, beginning of period                                            290,222          6,599
                                                                                     ------------   ------------

Cash and cash equivalents, end of period                                             $     74,971   $      3,114
                                                                                     ============   ============
Supplemental disclosures for cash flow information:
   Cash paid during the period for:
     Interest                                                                        $     18,968   $      8,789
                                                                                     ============   ============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES
     Refinancing of equipment through capital lease                                  $    239,039   $        -
                                                                                     ============   ============
     Conversion of notes payable and accrued interest to common stock                $    608,696   $  1,256,259
                                                                                     ============   ============
     Warrants issued in connection with convertible debentures                       $     40,269   $        -
                                                                                     ============   ============
     Common stock issued in connection with convertible debentures                   $     44,212   $        -
                                                                                     ============   ============

The accompanying notes are in integral part of these financial statements.

                         ECLICKMD, INC. AND SUBSIDIARIES

         NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Unaudited)

1. BASIS OF PRESENTATION

The interim financial statements of eClickMD, Inc. and Subsidiaries (the "Company" or "eClick") at June 30, 2002, and for the three and six months ended June 30, 2002 and 2001, are unaudited, and include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation. The December 31, 2001 balance sheet was derived from the balance sheet included in the Company's audited financial statements as filed on Form 10-KSB for the year ended December 31, 2001. Certain amounts previously reported in prior interim financial statements have been reclassified to conform to the 2002 presentation.

The accompanying unaudited interim financial statements are for interim periods and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company's audited financial statements included in the 10-KSB for the year ended December 31, 2001. The accompanying unaudited interim financial statements for the three and six months ended June 30, 2002 are not necessarily indicative of the results which can be expected for the entire fiscal year.

2. GOING CONCERN

The consolidated financial statements for the three months ended March 31, 2002 have been prepared on the assumption the Company will continue as a going concern. The Company sustained net losses of $1,035,830 and $3,938,685 during the six months ended June 30, 2002 and the year ended December 31, 2001, respectively, and has accumulated losses through June 30, 2002 of $9,671,104. Cash used in operating activities for the same periods aggregated $730,848 and $1,586,522, respectively. Total liabilities at June 30, 2002 of $4,382,609 (including approximately $60,000 to the Internal Revenue Service for delinquent payroll taxes) exceed total assets of $337,633. As of the date of this report, the Company is unable to meet all of its short-term obligations as they fall due and has substantial amounts outstanding with key vendors. In addition, the Company has contingent liabilities, as further discussed in Note 10, that could further impact its liquidity.

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

4. CONVERTIBLE NOTES AND DEBENTURES

At June 30, 2002 the Company had outstanding convertible notes totaling $158,000 which were issued in 1999 with a conversion rate of $2.00 per share, $585,000 of convertible notes issued in 2000 with a conversion rate equal to the principle plus accrued interest at the conversion date divided by the price per share of equity instruments sold in the next financing transaction, $608,695 of convertible notes issued in 2001 with a conversion rate of the lower of $1.00 per share of common stock or 80 percent of the fair market value of the common stock, $128,075 of convertible notes issued in 2001 with a conversion rate equal to the lesser of a 12.5% discount to the market price or $1.50 per share and $162,598, net of unamortized debt discount of $70,402, of convertible notes issued in 2002 with a conversion rate equal to the lesser of $1.25 per share or 150% of the market price.

5. CURRENT NOTES PAYABLE

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

6. DEFERRED FINANCING FEES

Deferred financing fees related to notes payable are amortized on a straight-line basis over the term of the notes payable of three months.

7. LEASE OBLIGATION

During April 2002, the Company refinanced accounts payable in the amount of $239,039 through a capital lease with a financing company. The assets and liabilities related to the equipment under capital lease are recorded at the lower of the present value of the minimum lease payment or the fair value of the asset.

Minimum future lease payments under capital leases as of June 30, 2002 are as follows:

                                 2002            $   37,752
                                 2003                75,504
                                 2004                75,504
                                 2005                75,504
                                 2006                18,876
    Less amount representing interest               (66,921)
                                                 ----------
             Present value of minimum
                        lease payment               216,219
                 Less current portion               (50,138)
                                                 ----------
         Lease obligation - long term            $  166,081
                                                 ==========

8. SHAREHOLDERS' DEFICIT

During the three months ended June 30, 2002, $608,696 of convertible notes and debentures were converted to 2,843,045 shares of the Company's common stock. The Company issued 163,100 shares of common stock valued at $44,212 and warrants to purchase 151,450 shares of common stock associated with the issuance of convertible notes and debentures and recognized expense of $22,205 related to stock options granted in a prior period.

9. TREATMENT OF CERTAIN STOCK OPTIONS FOR DISPUTED SERVICES

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

10. CONTINGENCIES

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

The Company was previously indebted to a vendor for the purchase of computer equipment in the amount of approximately $260,000 which in prior periods was included in accounts payable. The vendor has filed a suit to collect payment. During the 2nd Quarter of 2002 the Company successfully negotiated a lease agreement with the original manufacturer of the equipment. The vendor, in turn, sold the equipment to the original manufacturer and the Company entered into a four year capital lease agreement with the manufacturer. Rental payments on this leasing facility commenced in May of 2002. The vendor has agreed to release The Company from the lawsuit. As of the date of this filing, this release has not been obtained by The Company.

11. SUBSEQUENT EVENTS

Subsequent to June 30, 2002 and pursuant to the Placement Agency Agreement ("the Agreement") dated April 29, 2002 with Gryphon Financial Securities Corp. (the Placement Agent), the Company received funds through a private placement. Aggregate gross proceeds of the financing through August, 9, 2002 were $288,459. The Company paid commissions of 7%, paid certain expenses of the financing and realized net proceeds of approximately $265,000. In the financing, the Company issued an aggregate of $288,459 of principal amount of 7.5% senior promissory notes having a 180 day maturity. The Notes are convertible into common stock at the lower of $1.25 per share or 150% of the stock price on the conversion date. The placement agent and investors in the financing received warrants to purchase an aggregate of 187,472 shares of common stock at an exercise price of $.75 per share with 43,242 warrants issued to the Placement Agent and 144,230 warrants issued to the investor. These warrants expire in July and August of 2007. In addition, the placement agent and investor in the financing received shares of common stock totaling 201,922 shares with 57,692 shares issued to the Placement Agent and 144,230 shares issues to the investor.

Cause No. 67-190588-01: 67th Judicial District Court of Travis County, Texas. Fred Klutts vs. LEP Capital & Consulting Inc., John W. Pittman, Link.Com k/n/a eClickMD. Lawsuit filed for collection of LEP Capital and Consulting, Inc. promissory note payable to Fred Klutts totaling $40,000 plus accrued interest. A "No-Answer Final Default Judgment" was rendered upon the defendents on January 29, 2002. eClickMD, Inc. settled the matter with the plaintiff on August 5, 2002 and arranged a pay-out plan over time for the promissory note payable plus accrued interest. Accordingly, at June 30, 2002 The Company has recorded a liability in the amount of approximately $46,000 for payment of the note plus accrued interest.

Case No. 258052: Travis County Court 1, Travis County, Texas. Immedient Inc. vs. eClickMD, Inc. Lawsuit filed for collection of debt. A "No-Answer Final Default Judgment" was rendered upon the defendant on April 24, 2002. eClickMD, Inc. settled the matter with the plaintiff on July 10th and as of the date of this filing has fully paid the mutually agreed settlement obligation.

On April 22, 2002, the Company was served notice regarding Cause No. 2002044:
198th Judicial District Court of McCulloch County, Texas. The RECOVAR Group, LLC vs. eClickMD, Inc. The lawsuit filed was for the collection of outstanding accounts payable in the amount of approximately $5,000. The plaintiff was also demanding reasonable attorney's fees and court costs. eClickMD, Inc. settled the matter with the plaintiff on July 23, 2002 and as of the date of this filing has fully paid the mutually agreed settlement obligation.

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

Overview

eClickMD, Inc. management believes it is the leader in the Health Insurance Portability and Accountability Act (HIPAA)-compliant, coordination of care technology for the health care industry. Home health care executives founded the Company in 1996 to address inefficiencies in workflow processes between agencies and physicians. That same year, the U.S. government released the HIPAA Act that mandated Internet-based electronic storage and transmission of patient data be standardized, secured, and subjected to rigorous privacy rules. eClickMD quickly enhanced its digital certificate and e-signature technology to comply with these HIPAA standards. Today, the Company has nine technology patents pending encompassing over 150 specific claims for managing and transmitting sensitive patient data. There are also over 400 health care professionals moving in excess of 12,000 patient documents annually through the eClickMD system.

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

Results of Operations

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

Revenues for the three months ended June 30, 2002 were $81,031 compared to $130,336 in the same period in 2001. Lower revenues were primarily the result of non-recurring revenues booked in the second quarter of 2001. Fewer customers were billed in 2002 as a result of a year-end review of accounts receivable, where a significant number of customers with aged receivable balances were assigned former client status. In addition, as the Company maximized available resources in 2001 and 2002, fewer sales and marketing programs existed.

Operating expenses were $557,470 for the three months ended June 30, 2002 compared to $453,056 for the three months ended June 30, 2001. This 23 % increase in operating expenses was primarily attributable to expenses accrued at June 30, 2002 for outstanding legal settlement obligations and expenses incurred for stock options issued for services in relation to the private placement debt financing that occurred in the second quarter of 2002.

Interest expense for the quarter ended June 30, 2002 was $67,099 compared to $67,305 in 2001. Interest expense remained consistent between the periods.


Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Revenues for the six months ended June 30, 2002 were $176,588 compared to $226,156 in the same period in 2001. Lower revenues were primarily the result of non-recurring revenues booked in the second quarter of 2001. Fewer customers were billed in 2002 as a result of a year-end review of accounts receivable, where a significant number of customers with aged receivable balances were assigned former client status. In addition, as the Company maximized available resources in 2001 and 2002, fewer sales and marketing programs existed.

Operating expenses were $1,096,592 for the six months ended June 30, 2002 compared to $938,898 for the six months ended June 30, 2001. This 17% increase in operating expenses was primarily attributable to expenses accrued at June 30, 2002 for outstanding legal settlement obligations and expenses incurred for stock options issued for services in relation to the private placement financing that occurred in the second quarter of 2002. In addition, higher selling, general and administrative expenses resulting from hiring increases in the areas of management and sales that occurred in the fourth quarter of 2001 drove higher salaries and wages and other employee-related expenses in 2002.

Interest expense for the six months ended June 30, 2002 was $123,249 compared to $133,459 in 2001. Decreases in interest expense resulted primarily from conversion of a portion of convertible notes payable to common shares in 2001, partially offset by interest charges incurred for quarterly amortization of debt discount in relation to the private placement financing that occurred in the second quarter of 2002.

Liquidity and Capital Resources

Net cash used by operating activities for the six month period ended June 30th totaled $703,807 and $270,925 for 2002 and 2001, respectively. Increased net uses of cash in 2002 resulted primarily from lower revenues and higher operating expenses resulting from hiring in the areas of management and sales in the fourth quarter of 2001 as well as from the Company paying down the balance in accounts payable, payroll tax liabilities and certain other accrued liabilities.

Net cash provided by financing activities was $498,328 for the six months ended June 30, 2002 and $268,372 for the six months ended June 30, 2001 and consisted primary of borrowings on convertible notes payables and debentures, exercise of stock options for cash and other borrowings of notes payable, including related parties in 2002 and 2001.

At June 30, 2002 the Company had outstanding convertible notes totaling $158,000 which were issued in 1999 with a conversion rate of $2.00 per share, $585,000 of convertible notes issued in 2000 with a conversion rate equal to the principle plus accrued interest at the conversion date divided by the price per share of equity instruments sold in the next financing transaction, $608,695 of convertible notes issued in 2001 with a conversion rate of the lower of $1.00 per share of common stock or 80 percent of the fair market value of the common stock, $128,075 of convertible notes issued in 2001 with a conversion rate equal to the lesser of a 12.5% discount to the market price or $1.50 per share and $162,598, net of unamortized debt discount of $70,402, of convertible notes issued in 2002 with a conversion rate equal to the lesser of $1.25 per share or 150% of the market price.

On April 5, 2002, Gryphon Opportunity Fund I, LLC converted $608,696 of convertible notes into 2,843,045 shares of common stock and adjusted the conversion feature on the balance of the notes payable and any compounded interest to a conversion price of $1.00 per share of common stock. The sole investor in the Financing, Gryphon Opportunity Fund I (the Investor), had received warrants to purchase an aggregate of 436,239 shares of common stock and Gryphon Financial Securities Corp, the Placement Agent, had received an aggregate of 426,870 warrants of similar tenor (the Agent's Warrants). Both the Investor and the Placement Agent agreed to change the exercise price of all the Investor and Placement Agent Warrants to $1.00 and maintain the number of exercisable shares as indicated on the face of the warrants without adjustment except for normal anti-dilution provisions for stock splits, stock rights and stock dividends and waive penalties for demand registration for six months and one year, respectively.

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

On April 29, 2002 the Company entered into a Placement Agency Agreement ("the Agreement") with Gryphon Financial Securities Corp. (the Placement Agent), to act as the exclusive placement agent, on a reasonable best efforts basis, in connection with the private placement of Units, each Unit consisting of (1) a $50,000 aggregate principal amount senior subordinated convertible promissory note of the Company bearing interest at the rate of 7.5% per annum (the "notes"), (2) 25,000 shares of common stock, par value $.001 per share of the Company (the "Common Stock") and (3) a five (5) year warrant ("the warrants") to purchase 25,000 shares of Common Stock at an exercise price of $0.75 per share. In the offering, the Placement Agent will sell on a reasonable best efforts basis a minimum of $100,000 of Units and up to a maximum of $500,000 of Units. The Placement Agent reserves the right to sell up to an additional $250,000 of Units (the "Over Allotment Securities").

The aggregate gross proceeds of the financing , through June 30, 2002 were $233,000. The Company paid commissions of 7%, paid certain expenses of the financing and realized net proceeds of approximately $200,959 on the financing. In the financing, the Company issued an aggregate of $233,000 of principal amount of 7.5% senior promissory notes having a 180 day maturity. The Notes are convertible into common stock at the lower of $1.25 per share or 150% of the stock price on the conversion date. The placement agent and investors in the financing received warrants to purchase an aggregate of 151,450 shares of common stock at an exercise price of $.75 per share. These warrants expire in June of 2007. In addition, the placement agent and investors in the financing received shares of common stock totaling 163,100 shares.

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

                                     PART II

                                OTHER INFORMATION

Item 1. Legal Proceedings

Cause No. GN100323; 200th Judicial District Court of Travis County, Texas. AmeriQuest Technologies, Inc. (the "vendor") vs. eClickMD, Inc., filed January 31, 2001. Ameriquest Technologies filed the lawsuit for collection of purchase price of computer equipment purchased by eClickMD, Inc. totaling approximately $260,000. During the 2nd Quarter of 2002 the Company successfully negotiated a lease agreement with the original manufacturer of the equipment. The vendor, in turn, sold the equipment to the original manufacturer and the Company entered into a four year capital lease agreement with the manufacturer. Rental payments on this leasing facility commenced in May of 2002. The vendor has agreed to release The Company from the lawuit. As of the date of this filing, this release has not been obtained by The Company.

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

Cause No. 67-190588-01: 67th Judicial District Court of Travis County, Texas. Fred Klutts vs. LEP Capital & Consulting Inc., John W. Pittman, Link.Com k/n/a eClickMD. Lawsuit filed for collection of LEP Capital and Consulting, Inc. promissory note payable to Fred Klutts totaling $40,000 plus accrued interest. A "No-Answer Final Default Judgment" was rendered upon the defendents on January 29, 2002. eClickMD, Inc. settled the matter with the plaintiff on August 5, 2002 and arranged a pay-out plan over time for the promissory note payable plus accrued interest. Accordingly, at June 30, 2002 The Company has recorded a liability in the amount of approximately $46,000 for payment of the note plus accrued interest.

Case No. 258052: Travis County Court 1, Travis County, Texas. Immedient Inc. vs. eClickMD, Inc. Lawsuit filed for collection of debt. A "No-Answer Final Default Judgment" was rendered upon the defendant on April 24, 2002. eClickMD, Inc. settled the matter with the plaintiff on July 10th and as of the date of this filing has fully paid the mutually agreed settlement obligation.

On April 22, 2002, the Company was served notice regarding Cause No. 2002044:
198th Judicial District Court of McCulloch County, Texas. The RECOVAR Group, LLC vs. eClickMD, Inc. The lawsuit filed was for the collection of outstanding accounts payable in the amount of approximately $5,000. The plaintiff was also demanding reasonable attorney's fees and court costs. eClickMD, Inc. settled the matter with the plaintiff on July 23, 2002 and as of the date of this filing has fully paid the mutually agreed settlement obligation.

Cause No. 263219; GTECH Corporation v. eClickMD, Inc. f/k/a Link.com; County Court at Law No. 1, Travis County, Texas. Lawsuit filed for collection of past due rent obligation plus attorney's fees. At the time of the filing of this report, the Company is working to settle this lawsuit. At June 30, 2002, the full amount of this liability, approximately $65,000 is reflected in accounts payable.

Cause No. 041385; GTECH Corporation v. eClickMD, Inc. f/k/a Link.com; Justice Court, Precint 1, Travis County, Texas. Lawsuit filed for eviction. The Company vacated the premises on June 19, 2002. As of the date of this filing, the Company has satisfied its obligations under this lawsuit

On or about May 1, 2002, the Company received information regarding Cause No. 2002-21897; 1240 Blalock, Inc. and Barry Pulaski vs. Marion Robert Rice, Link.Com, Inc. and eClickMD, Inc. Lawsuit filed for collection of amounts owed on a Debenture agreement dated September 23, 1999 in the amount of $50,000 plus accrued interest. The plaintiffs are also demanding reasonable attorney's fees and court costs. As of the date of this filing, the Company has received notice of written discovery from the plaintiffs and has until August 29, 2002 to respond. At June 30, 2002 the full amount of this liability, approximately $64,000.00 is recorded in the Company's accounts.

Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

a) EXHIBITS

4.3 Placement Agency Agreement dated April 29, 2002 between the Company and the Placement Agent
4.4 Agent Warrant Agreement - Summary of transactions from April 29, 2002 through August 6, 2002
4.5 Investor Warrant Agreement - Summary of transactions from April 29, 2002 through August 6, 2002
4.6 Investor Note Agreement - Summary of transactions from April 29, 2002 through August 6, 2002
99.1  Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002
99.2  Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002

b) REPORTS ON FORM 8-K

None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

eClickMD, Inc.


     Date:  August 14, 2002            By: /s/ MARION ROBERT RICE
                                       -----------------------------------------
                                       Marion Robert Rice,
                                       President and Chief Executive
                                       Officer
                                       (Principal Executive)


                                       By: /s/ NEIL BURLEY
                                       -----------------------------------------
                                       Chief Financial Officer
                                       (Principal Financial
                                       and Accounting Officer)