Form 10QSB
period 2002-09-30
ECLICKMD INC
filed 2002-11-12
CIK 18530

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For Quarter Ended September 30, 2002 Commission File No. 0-29804

                                 eClickMD, INC.

               (Exact name of registrant as specified in charter)


                Nevada                              82-0255758
         ---------------------           ----------------------------------
        (State or Jurisdiction          (IRS Employee Identification Number)
           Of Incorporation)

   3001 Bee Caves Road Suite 250, Austin, Texas               78746
   ---------------------------------------------            ---------
     (Address of Principal Executive Offices)              (Zip Code)


       Registrant's Telephone Number, Including Area Code: (512) 439-3900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES [X]   NO [ ]

As of September 30, 2002, there were 21,190,688 shares of common stock, $.001 par value, of the registrant issued and outstanding.

Transitional Small Business Disclosure Format (check one)

YES [ ]   NO [X]
eClickMD, INC.
                               SEPTEMBER 30, 2002
                                      INDEX

                                                                        Page No.
                                                                        --------
PART I         FINANCIAL INFORMATION

      Item 1.  Financial Statements

               Consolidated Balance Sheets as of September 30, 2002
               (unaudited) and December 31, 2001                              2

               Consolidated Statements of Operations (unaudited) for the
               three months ended September 30, 2002 and 2001                 3

               Consolidated Statements of Operations (unaudited) for the
               nine months ended September 30, 2002 and 2001                  4

               Consolidated Statements of Cash Flows (unaudited) for the
               nine months ended September 30, 2002 and 2001                  5

               Notes to Consolidated Financial Statements (unaudited)         6

      Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                     10

      Item 3.  Controls and Procedures                                       14

PART II        OTHER INFORMATION

      Item 1.  Legal Proceedings                                             15

      Item 2.  Changes in Securities and Use of Proceeds                     16

      Item 3.  Defaults Upon Senior Securities                               16

      Item 4.  Submission of Matters to a Vote of Security Holders           16

      Item 5.  Other Information                                             16

      Item 6.  Exhibits and Reports on Form 8-K                              16

SIGNATURES                                                                   17

CERTIFICATIONS                                                               18

                        ECLICKMD, INC  AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
              September 30, 2002 (UNAUDITED) and December 31, 2001

                                     ASSETS
                                     ------
                                                                                        2002
                                                                                     (Unaudited)         2001
                                                                                    ------------     ------------
Current assets
  Cash and cash equivalents                                                         $     46,133     $    290,222
  Accounts receivable - trade, net of allowance for doubtful accounts of $82,315 (unaudited) and $31,706 at September 30, 2002 and
  December 31, 2001, respectively                                                         16,612           16,543
  Other current assets                                                                    13,564            5,802
                                                                                    ------------     ------------
      Total current assets                                                                76,309          312,567

Property and equipment, net of accumulated depreciation of
  $412,788 (unaudited) and $296,007 at September 30, 2002 and
  December 31, 2002, respectively                                                        146,175          252,313
Deferred financing fees, net of accumulated amortization of $35,271
  (unaudited) at September 30, 2002                                                       50,383              -

Other Assets                                                                              21,584              -

                                                                                    ------------     ------------
      Total assets                                                                  $    294,451     $    564,880
                                                                                    ============     ============

                     LIABILITIES AND SHAREHOLDERS' DEFICIT
                     -------------------------------------

Current liabilities
  Line of credit                                                                    $    360,000     $    360,000
  Current notes payable (including $145,383 (unaudited) and
    $130,060 to related parties at September 30, 2002 and
    December 31, 2001, respectively)                                                     435,343          152,307
  Convertible notes and debentures - current maturities
    (including $51,250 to related parties at September 30, 2002 (unaudited)
    and December 31, 2001, respectively), net of unamortized debt
    discount of $72,005 at September 30, 2002 (unaudited)                              1,406,129          174,350
  Customer deposits                                                                       18,625              -
  Payable to related parties                                                             431,843          381,493
  Accounts payable (including $22,202 and $19,230 to related parties at
    September 30, 2002 (unaudited) and December 31, 2001, respectively)                  671,776          904,394
  Accrued payroll tax liabilities                                                         23,674          129,649
  Capital lease obligation payable - current maturities                                   52,299              -
  Accrued liabilities                                                                    421,660          213,294
                                                                                    ------------     ------------
      Total current liabilities                                                        3,821,349        2,315,487

Capital lease obligation, net of current portion                                         156,989              -

Long-term notes payable (including $69,810 (unaudited) and $64,810
  to a related party at September 30, 2002 and December 31, 2001, respectively)          152,570          123,805

Long-term convertible notes and debentures                                               608,695        1,919,116

Shareholders' deficit
  Preferred stock - $0.001 par value; 15,000,000 shares authorized,
    no shares issued and outstanding                                                         -                -
  Common stock - $0.001 par value; 50,000,000 shares authorized,
    21,190,688 (unaudited) and 17,121,368 shares issued and outstanding
    at September 30, 2002 and December 31, 2001, respectively                             21,191           17,121
  Additional paid-in capital                                                           6,204,159        5,100,419
  Receivable for the purchase of equity                                                        -         (275,794)
  Accumulated deficit                                                                (10,670,502)      (8,635,274)
                                                                                    ------------     ------------
      Total shareholders' deficit                                                     (4,445,152)      (3,793,528)
                                                                                    ------------     ------------

      Total liabilities and shareholders' deficit                                   $    294,451     $    564,880
                                                                                    ============     ============

The accompanying notes are an integral part of these financial statements.

                        ECLICKMD, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                                                                    2002             2001
                                                                ------------     ------------
Revenues                                                        $     79,936     $     96,485

Operating expenses
 Cost of revenues                                                     73,697           44,312
 Research & development costs                                          6,004           21,497
 Selling, general & administrative                                   639,922          329,278
                                                                ------------     ------------

 Operating loss                                                     (639,687)        (298,602)

Other income                                                               -            2,261
Interest expense                                                    (172,211)         (39,044)

                                                                ------------     ------------
 Net loss                                                       $   (811,898)    $   (335,385)
                                                                ============     ============

Net loss per common share - basic and diluted                   $      (0.04)    $      (0.02)
                                                                ============     ============
Weighted-average number of common shares outstanding - basic
 and diluted                                                      20,944,784       14,344,396
                                                                ============     ============

The accompanying notes are an integral part of these financial statements.

                        ECLICKMD, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                                                                    2002             2001
                                                                ------------     ------------
Revenues                                                        $    256,524     $    322,641

Operating expenses
 Cost of revenues                                                    197,126          201,720
 Research & development costs                                         61,542           78,247
 Selling, general & administrative                                 1,745,047        1,054,018
                                                                ------------     ------------

 Operating loss                                                   (1,747,191)      (1,011,344)

Other income                                                           7,423            2,337
Interest expense                                                    (295,460)        (172,503)

                                                                ------------     ------------
 Net loss                                                       $ (2,035,228)    $ (1,181,510)
                                                                ============     ============

Net loss per common share - basic and diluted                   $      (0.10)    $      (0.09)
                                                                ============     ============
Weighted-average number of common shares outstanding - basic
 and diluted                                                      19,550,254       12,974,275
                                                                ============     ============

The accompanying notes are an integral part of these financial statements.

                         ECLICKMD, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                                                                                        2002             2001
                                                                                    ------------     ------------
Cash flows from operating activities
  Net loss                                                                          $ (2,035,228)    $ (1,181,510)
  Adjustments to reconcile net loss to net cash used in operating activities
    Depreciation                                                                         116,780          116,132
    Stock issued for services                                                            220,000           39,350
    Fair value of stock options issued for services                                       33,309              -
    Write-off of receivable for the purchase of equity                                   275,794              -
    Amortization of deferred financing fees                                               35,271           80,836
    Amortization of debt discount                                                         80,624              -
    Gain on settlement of liability                                                       (6,240)             -
  Increases and decreases in working capital accounts:
    Accounts receivable - trade                                                              (70)         (30,595)
    Other assets                                                                         (29,347)          (8,296)
    Customer deposits                                                                     18,625           23,370
    Accounts payable                                                                      77,279          218,711
    Accrued liabilities                                                                  102,390          365,534
                                                                                    ------------     ------------
       Cash flows used in operating activities                                        (1,110,813)        (376,468)

Cash flows from investing activities
  Purchases of property and equipment                                                    (10,641)            (932)

Cash flows from financing activities
  Bank overdraft                                                                             -            (37,240)
  Payments on capital lease obligation                                                   (29,751)             -
  Payments on convertible notes payable and debentures                                    (5,000)             -
  Deferred financing fees                                                                (61,476)
  Borrowings on convertible notes payable and debentures                                 607,059          147,350
  Borrowings from related parties                                                         50,350          179,194
  Borrowings on notes payable (including $15,282 from related parties in 2002)           255,282           74,545
  Payments on notes payable                                                               (8,099)             -
  Exercise of stock options                                                               69,000           28,972
                                                                                    ------------     ------------
       Cash flows provided by financing activities                                       877,365          392,821

Net increase (decrease) in cash and cash equivalents                                    (244,089)          15,421

Cash and cash equivalents, beginning of period                                           290,222            6,599
                                                                                    ------------     ------------

Cash and cash equivalents, end of period                                            $     46,133     $     22,020
                                                                                    ============     ============
Supplemental disclosures for cash flow information:
  Cash paid during the period for:
    Interest                                                                        $     18,968     $      9,035
                                                                                    ============     ============
    Income Taxes                                                                    $        -       $        -
                                                                                    ============     ============
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES
    Refinancing of equipment through capital lease                                  $    239,039     $        -
                                                                                    ============     ============
    Refinance account payable through note payable                                  $     64,618     $        -
                                                                                    ============     ============
    Conversion of notes payable and accrued interest to common stock                $    608,696     $  1,256,259
                                                                                    ============     ============
    Warrants issued in connection with convertible debentures
      recorded as debt discount                                                     $     80,340     $        -
                                                                                    ============     ============
    Common stock issued in connection with convertible debentures                   $     96,465     $        -
                                                                                    ============     ============
    Issuance of stock for notes receivable                                          $        -       $    191,292
                                                                                    ============     ============

The accompanying notes are an integral part of these financial statements.

                         ECLICKMD, INC. AND SUBSIDIARIES

         NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Unaudited)

1. BASIS OF PRESENTATION

The interim financial statements of eClickMD, Inc. and Subsidiaries (the "Company" or "eClick") at September 30, 2002, and for the three and nine months ended September 30, 2002 and 2001, are unaudited, and include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation. The December 31, 2001 balance sheet was derived from the balance sheet included in the Company's audited financial statements as filed on Form 10-KSB for the year ended December 31, 2001. Certain amounts previously reported in prior interim financial statements have been reclassified to conform to the 2002 presentation.

The accompanying unaudited interim financial statements are for interim periods and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company's audited financial statements included in the 10-KSB for the year ended December 31, 2001. The accompanying unaudited interim financial statements for the three and nine months ended September 30, 2002 are not necessarily indicative of the results which can be expected for the entire fiscal year.

2. GOING CONCERN

The consolidated financial statements for the three and nine months ended September 30, 2002 and the year ended December 31, 2001 were prepared on the assumption the Company will continue as a going concern. The Company sustained net losses of $2,035,228 and $3,938,685 during the nine months ended September 30, 2002 and the year ended December 31, 2001, respectively, and has accumulated losses through September 30, 2002 of $10,670,502. Cash used in operating activities for the same periods aggregated $1,110,813 and $1,586,522, respectively. Total liabilities at September 30, 2002 of $4,739,603 (including approximately $24,000 to the Internal Revenue Service for delinquent payroll taxes) exceed total assets of $294,451. As of the date of this filing, the Company is unable to meet all of its short-term obligations as they fall due and has substantial amounts outstanding with key vendors. In addition, the Company has contingent liabilities, as further discussed in Note 10, that could further impact its liquidity.

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

Since December 31, 2001, the Company has been successful in raising additional capital through issuances of debt and equity with gross proceeds totaling approximately $1.3 million. This fund raising has contributed to the Company's ability to meet some of its short-term obligations and stabilize operations. It has also allowed for infrastructure investments that will enable the company to grow. See Management's Discussion and Analysis for a more in-depth disclosure of the Company's business model growth plans.

The consolidated financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or classification of liabilities which may result from the inability of the Company to continue as a going concern.

3. USE OF ESTIMATES AND ASSUMPTIONS

Management uses estimates and assumptions in preparing financial statements in accordance with U.S. generally accepted accounting principals. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could vary from the estimates that were used.

4. CONVERTIBLE NOTES AND DEBENTURES

At September 30, 2002 the Company had outstanding convertible notes totaling $158,000 which were issued in 1999 with a conversion rate of $2.00 per share, $585,000 of convertible notes issued in 2000 with a conversion rate equal to the principle plus accrued interest at the conversion date divided by the price per share of equity instruments sold in the next financing transaction, $608,695 of convertible notes issued in 2001 with a conversion rate of the lower of $1.00 per share of common stock or 80 percent of the fair market value of the common stock, $128,075 of convertible notes issued in 2001 with a conversion rate equal to the lesser of a 12.5% discount to the market price or $1.50 per share and $535,054, net of unamortized debt discount of $72,005, of convertible notes issued in 2002 with a conversion rate equal to the lesser of $1.25 per share or 150% of the market price.

5. NOTES PAYABLE

On September 27, 2002 the Company issued a Promissory Note to Gryphon Opportunity Fund I, LLC in the amount of $40,000 with interest at 8% per annum which matured at the earliest of October 27, 2002 or upon completing its first closing of the $2 million offering with Gryphon Financial Securities Corporation as placement agent. See detailed explanation below regarding the Placement Agency Agreement ("the September 30th Agreement") with Gryphon Financial Securities Corporation. As of the date of this filing, this promissory note plus accrued interest, totaling $40,193 was repaid in full.

On September 11, 2002 the Company issued a Promissory Note to GTECH Corporation in the amount of $64,618 with interest at 6% in accordance with a legal settlement agreement reached in the matter of GTECH Corporation versus eClickMD, Inc. f/k/a/ Link.com, Inc. (Cause Number 263219). Upon execution of the note, payments for the balance of the note are being made monthly at $2,500 per month until the balance and applicable interest is paid in full. The first payment was made on September 15, 2002. The Promissory Note also stipulated that upon receipt of any funding in the amount of $1,000,000 to eClickMD, Inc. the monthly payment would increase to $5,000 per month until the balance and applicable interest is paid in full. The increased amount would be due on the 15th of the month following receipt of the funding.

On April 9, 2002 the Company issued a Promissory Note to Gryphon Opportunity Fund I, LLC in the amount of $100,000 with interest at 6% per annum which matured at the earliest of July 10, 2002 or upon completion of a financing round of a minimum of $500,000. Again on May 7, 2002 an additional Promissory Note was issued by the Company to Gryphon Opportunity Fund I, LLC for $100,000 with interest at 6% per annum which matured at the earliest of August 7, 2002 or upon completion of a financing round of a minimum of $500,000. As of the date of this filing, both of these notes are fully matured but have not been paid.

For the nine month period ended September 30, 2002 Notes Payable has increased for accrued interest of $15,283.

6.  DEFERRED FINANCING FEES

Deferred financing fees related to the notes payable are amortized on a straight-line basis over the term of the notes payable ranging from three to six months.

7.  CAPITAL LEASE OBLIGATION

During April 2002, the Company refinanced accounts payable in the amount of $239,039 through a capital lease with a financing company. The assets and liabilities related to the equipment under capital lease are recorded at the lower of the present value of the minimum lease payment or the fair value of the asset.

Minimum future lease payments under the capital lease as of September 30, 2002 are as follows:

                                2002     $  19,749
                                2003        75,504
                                2004        75,504
                                2005        75,504
                                2006        11,822
   Less amount representing interest       (48,795)
                                         ---------
            Present value of minimum
                       Lease payment     $ 209,288
                Less current portion       (52,299)
                                         ---------
        Lease obligation - long term     $ 156,989
                                         =========

8.  SHAREHOLDERS' DEFICIT

During the nine months ended September 30, 2002, $608,696 of convertible notes and debentures were converted to 2,843,045 shares of the Company's common stock. The Company issued 424,942 shares of common stock valued at $96,465 and warrants to purchase 394,589 shares of common stock valued at $80,340 associated with the issuance of convertible notes and debentures and recognized expense of $33,309 related to stock options granted for services in a prior period. The Company issued 301,333 shares of common stock as a result of the exercise of stock options for cash totaling $69,000. In addition, the Company issued 250,000 shares of common stock for financial consulting services and 250,000 shares of common stock for compensation services valued at $187,500 and $32,500, respectively.

9. TREATMENT OF CERTAIN STOCK OPTIONS FOR DISPUTED SERVICES

In July 2001, the Company issued stock options as retainers for services and as collateral for financing in connection with such services to Oxford Financial and Mark Anthony Christini which were subsequently converted into common stock. In September, 2001, the Company filed a complaint against Oxford Venture Fund, L.L.C. and Karim Rajani alleging the defendants had received Company stock options to purchase 275,000 shares as a retainer and for the purpose of collateralizing financing for the Company, and that the defendant then sold a portion of the stock thereby converting it to their own use instead of using it for collateral. The Company sought compensatory damages, exemplary damages and injunctive relief. The defendant's appeared for a hearing to argue against the Court's in personam jurisdiction over them as well as to argue against the need for injunctive relief. On September 14, 2001, the Court granted a temporary injunction prohibiting the defendants from making sales of the Company's stock. At the date of this filing, 1,800,000 shares are being restricted from transfer of which 600,000 shares are being held in certificate form by the transfer agent. The defendants have not filed their answer in the matter and the Company intends to seek a default judgment against the defendants. The Company also issued options to purchase an aggregate of 275,000 shares to Mark Anthony Christini as a retainer in exchange for legal services associated with Oxford Venture Fund. The options were converted to shares of common stock. Subsequently, Mr. Christini became deceased before any services were rendered. The Company plans to seek recovery of such shares from the estate of Mr. Christini. Due to the circumstances surrounding the issuance of the options and the subsequent dispute that has arisen due to the failure of the optionees to perform according to the agreement, no value has been recorded in the accompanying financial statements related to the original issuance of the options. In the event that the shares are not recovered, the Company may incur an associated expense during the reporting period in which the settlement occurs. Management believes the shares indicated above will be recovered.

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

11. RECEIVABLES FOR THE PURCHASE OF EQUITY

Receivables for the purchase of equity from directors, officers, employees and contractors totaling $275,794 were determined to be uncollectible and written-off to operations in the third quarter of 2002.

12. SUBSEQUENT EVENT

On September 30, 2002 the Company entered into a Placement Agency Agreement ("the September 30th Agreement") with Gryphon Financial Securities Corp. (the Placement Agent), to act as the exclusive placement agent, on a reasonable best efforts basis, in connection with the private placement of Units, each Unit consisting of (1) ten (10) shares of its Series A Convertible Preferred Stock (the "Preferred Shares"), and (2) a five (5) year warrant ("the warrants") to purchase thirty-three and one-third (33.33%) percent of the aggregate number of shares of common stock, par value $.001 per share of the Company (the "Common Stock"), initially issuable upon conversion of the Preferred Shares (the "Warrant Shares"), at an offering price of $100,000 per unit. The Placement Agent will sell on a reasonable best efforts basis a minimum of $250,000 of Units (the "Minimum Offering") and up to a maximum of $1,500,000 of Units (the "Maximum Offering"). The Placement Agent reserves the right to sell up to an additional $500,000 of Units (the "Over Allotment Securities"). The September 30th Agreement expires on February 15, 2003.

Subsequent to September 30, 2002 and pursuant to the Placement Agency Agreement ("the September 30th Agreement") dated September 30th, 2002 with Gryphon Financial Securities Corporation (the Placement Agent), the Company received funds through a private placement. Aggregate gross proceeds of the financing through November 5, 2002 were $500,000. The Company paid commissions of 8.5%, paid certain expenses of the financing and realized net proceeds of approximately $390,407 after repayment of the September 27, 2002 Promissory Note to Gryphon Opportunities Fund I, LLC, in the amount of $40,000 plus accrued interest. In the financing the Company issued an aggregate of 50 shares of Series A Preferred Stock, $10,000 per share. The placement agent and the investor in the financing received warrants to purchase an aggregate of 493,334 shares of common stock at an exercise price of $1.00 per share with 160,000 warrants issued to the Placement Agent and 333,334 warrants issued to the investor. These warrants expire in October and November of 2007.

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

Results of Operations

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

Revenues for the three months ended September 30, 2002 were $79,936 compared to $96,485 for the same period in 2001. Fewer customers were billed in 2002 as a result of a year-end review of accounts receivable, where a significant number of customers with aged receivable balances were assigned former client status. In addition, as the Company maximized available resources in 2001 and 2002, fewer sales and marketing programs existed.

Operating expenses were $719,623 for the three months ended September 30, 2002 compared to $395,087 for the three months ended September 30, 2001. This 82% increase in operating expenses was primarily attributable to bad debt expense incurred in 2002 resulting from the write-off of notes receivable for the purchase of equity totaling $275,794 and higher financial consulting expenses related to debt financing.

Interest expense for the quarter ended September 30, 2002 was $172,211 compared to $39,044 in 2001. Higher interest expense resulted from a higher debt load in year 2002 coupled with interest charges incurred for the amortization of deferred financing charges and debt discount in relation to the private placement financings that occurred in the second and third quarters of 2002.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Revenues for the nine months ended September 30, 2002 were $256,524 compared to $322,641 in the same period in 2001. Fewer customers were billed in 2002 as a result of a year-end review of accounts receivable at December 31, 2001, where a significant number of customers with aged receivable balances were assigned former client status. Also contributing to lower revenues were non-recurring revenues booked in the second quarter of 2001. Finally, as the Company maximized available resources in 2001 and in 2002 fewer sales and marketing programs existed.

Operating expenses were $2,003,715 for the nine months ended September 30, 2002 compared to $1,333,985 for the nine months ended September 30, 2001. This 50% increase in operating expenses was primarily attributable to bad debt expense incurred in 2002 resulting from the write-off of notes receivable for the purchase of equity totaling $275,794 and expenses accrued at September 30, 2002 for outstanding legal settlement obligations. In addition, expenses incurred for stock options issued for services in relation to the private placement financing that occurred in the second and third quarters of 2002 contributed to higher operating expenses in 2002. Lastly, higher selling, general and administrative expenses resulting from hiring increases in the areas of management and sales that occurred in the fourth quarter of 2001 drove higher salaries and wages and other employee-related expenses in 2002.

Interest expense for the nine months ended September 30, 2002 was $295,460 compared to $172,503 in 2001. Higher interest expense resulted from a higher debt load in year 2002 coupled with interest charges incurred for the amortization of deferred financing charges and debt discount in relation to the private placement financings that occurred in the second and third quarters of 2002.

Business Model Growth Plans

The Company has several initiatives in place that management believes will result in the restoration of revenue growth and long-term profitability. Additional investor funding has been secured (see Note 11), hiring of technical, customer support and managerial positions has begun, and the Company has hired a Chief Operating Officer who brings tremendous value and experience to the execution of business model.

The Company has transitioned its peer-to-peer software solution to a highly scaleable platform for mid to large-sized enterprises. This new platform allows the Company to leverage its home health care and physician network by adding connections to medical equipment companies, pharmacies, nursing homes, hospices, hospitals, research communities, lab companies and insurance payors, all of whom must conform to HIPAA. This technology shift has been completed and pilot programs are currently underway with leading health care providers. Current signed contracts, alone, when fully implemented in the next twelve months will triple the revenue base of the company.

Market demand for the company's product continues to grow at unprecedented rates. A significant and distinct market advantage eClickMD has over other technology companies is the ability to penetrate the coveted physician's desktop. Unlike other HIPAA-compliant solutions that focus on the billing side of a practice, eClickMD automates physician workflow at the point of patient-care management. This difference enables health care professionals to meet regulatory compliance without changing their normal workflow pattern. Typically, an intense paper or fax transaction sequence occurs between physicians and health care providers to manage the plan of care, report changes in condition, document verbal orders, report clinical oversight and process billing activities. Physicians are attracted to eClickMD's solution for its simplicity, convenience, and ability to generate additional revenue through Care Plan Oversight (CPO) billing. This additional source of Medicare revenue for reviewing and approving home health and hospice patient orders is virtually untapped, and can add $30,000 or more a year to a typical small practice. eClickMD uses a direct sales model to deliver its Web services technology. Revenue is generated through licensing fees from health care providers and private labeling by third parties, and transaction fees associated with the billing of physician CPO.

Dr. Richard Corlin, President of the American Medical Association, has placed his full endorsement and support behind the company and its technology by accepting the chairmanship of the Board of Directors of eClickMD. This brings far-reaching and national attention to the company. Dr. Corlin serves on no other "for profit" corporate boards.

The Company has been retooling its management team to put in place the requisite operational skills to compliment its health care and software development acumen. Bob Rice, CEO, founded several companies in the home health care industry, and is recognized by the industry as a leader in workflow automation. Bob Woodrow, recently recruited board member and COO, is an accomplished professional with a track record of fixing and running evolving and large scale software and technology firms. Neil Burley, CFO, has extensive experience in the financial and strategic development activities of several publicly traded and privately held companies, including technology companies. Jason Streit, CTO is a consummate software developer, having led programming teams for several large enterprises. An additional recent hire, Eugene Fry, brings considerable strategic marketing and business development experience and accomplishment to the Company. Anne Worthington, a strategic addition, has in a matter of months already built a substantial sales pipeline and now directs that critical effort.

Liquidity and Capital Resources

Net cash used by operating activities for the nine months ended September 30, 2002 and 2001 totaled $1,110,813 and $376,468, respectively. Increased net uses of cash in 2002 resulted primarily from lower revenues and higher operating expenses resulting from hiring in the areas of management and sales in the fourth quarter of 2001.

Net cash provided by financing activities was $877,365 for the nine months ended September 30, 2002 and $392,821 for the nine months ended September 30, 2001 and consisted primary of borrowings on convertible notes payables and debentures, exercise of stock options for cash and other borrowings of notes payable, including related parties in 2002 and 2001.

At September 30, 2002 the Company had outstanding convertible notes totaling $158,000 which were issued in 1999 with a conversion rate of $2.00 per share, $585,000 of convertible notes issued in 2000 with a conversion rate equal to the principle plus accrued interest at the conversion date divided by the price per share of equity instruments sold in the next financing transaction, $608,695 of convertible notes issued in 2001 with a conversion rate of the lower of $1.00 per share of common stock or 80 percent of the fair market value of the common stock, $128,075 of convertible notes issued in 2001 with a conversion rate equal to the lesser of a 12.5% discount to the market price or $1.50 per share and $535,052, net of unamortized debt discount of $72,005, of convertible notes issued in 2002 with a conversion rate equal to the lesser of $1.25 per share or 150% of the market price.

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

On April 9, 2002 the Company issued a Promissory Note to Gryphon Opportunity Fund I, LLC in the amount of $100,000 with interest at 6% per annum which matured at the earliest of July 10, 2002 or upon completion of a financing round of a minimum of $500,000. Again on May 7, 2002 an additional Promissory note was issued by the Company to Gryphon Opportunity Fund I, LLC for $100,000 with interest at 6% per annum which matured at the earliest of August 7, 2002 or upon completion of a financing round of a minimum of $500,000. As of the date of this filing, both of these notes are fully matured but have not been paid.

On April 29, 2002 the Company entered into a Placement Agency Agreement ("the Agreement") with Gryphon Financial Securities Corp. (the Placement Agent), to act as the exclusive placement agent, on a reasonable best efforts basis, in connection with the private placement of Units, each Unit consisting of (1) a $50,000 aggregate principal amount senior subordinated convertible promissory note of the Company bearing interest at the rate of 7.5% per annum (the "notes"), (2) 25,000 shares of common stock, par value $.001 per share of the Company (the "Common Stock") and (3) a five (5) year warrant ("the warrants") to purchase 25,000 shares of Common Stock at an exercise price of $0.75 per share. In the offering, the Placement Agent sold on a reasonable best efforts basis a minimum of $100,000 of Units and up to a maximum of $500,000 of Units ("the Financing"). The Placement Agent reserved the right to sell up to an additional $250,000 of Units (the "Over Allotment Securities"). The Agreement expired on August, 18, 2002.

The aggregate gross proceeds of the financing , through September 30, 2002 were $521,429. The Company paid commissions of 7%, paid certain expenses of the financing and realized net proceeds of approximately $465,973 on the financing. In the financing, the Company issued an aggregate of $521,429 of principal amount of 7.5% senior promissory notes having a 180 day maturity. The Notes are convertible into common stock at the lower of $1.25 per share or 150% of the stock price on the conversion date. The placement agent and investors in the financing received warrants to purchase an aggregate of 338,949 shares of common stock at an exercise price of $.75 per share. These warrants expire in June through August of 2007. In addition, the placement agent and investors in the financing received shares of common stock totaling 365,022 shares.

On August 28, 2002 the Company issued a 7.5% senior promissory note having a 180 day maturity to an investor, Gryphon Opportunities Fund I, LLC in the amount of $85,600 for a loan made to the Company on the same terms and conditions as stipulated in the April 29, 2002 Placement Agency Agreement with Gryphon Financial Securities Corp. Net proceeds of the loan totaled $79,608 after paying a 7% commission. This Note is convertible into common stock at the lower of $1.25 per share or 150% of the stock price on the conversion date. The placement agent and the investor received warrants to purchase an aggregate of 55,640 shares of common stock at an exercise price of $.75 per share. These warrants expire in August of 2007. In addition, the placement agent and the investor received shares of common stock totaling 59,920 shares.

On September 11, 2002 the Company issued a Promissory Note to GTECH Corporation in the amount of $64,618 with interest at 6% in accordance with a legal settlement agreement reached in the matter of GTECH Corporation versus eClickMD, Inc. f/k/a/ Link.com, Inc. (Cause Number 263219). Upon execution of the note, payments for the balance of the note are being made monthly at $2,500 per month until the balance and applicable interest is paid in full. The first payment was made on September 15, 2002. The Promissory Note also stipulated that upon receipt of any funding in the amount of $1,000,000 to eClickMD, Inc. the monthly payment would increase to $5,000 per month until the balance and applicable interest is paid in full. The increased amount would be due on the 15th of the month following receipt of the funding.

On September 27, 2002 the Company issued a Promissory Note to Gryphon Opportunity Fund I, LLC in the amount of $40,000 with interest at 8% per annum which matured at the earliest of October 27, 2002 or upon completion of its first closing of the $2 million offering with Gryphon Financial Securities Corporation as placement agent. See detailed explanation below regarding the Placement Agency Agreement ("the September 30th Agreement") with Gryphon Financial Securities Corporation. As of the date of this filing, this promissory note plus accrued interest, totaling $40,193 was repaid in full.

On September 30, 2002 the Company entered into a Placement Agency Agreement ("the September 30th Agreement") with Gryphon Financial Securities Corp. (the Placement Agent), to act as the exclusive placement agent, on a reasonable best efforts basis, in connection with the private placement of Units, each Unit consisting of (1) ten (10) shares of its Series A Convertible Preferred Stock (the "Preferred Shares"), and (2) a five (5) year warrant ("the warrants") to purchase thirty-three and one-third (33.33%) percent of the aggregate number of shares of common stock, par value $.001 per share of the Company (the "Common Stock"), initially issuable upon conversion of the Preferred Shares (the "Warrant Shares"), at an offering price of $100,000 per unit. The Placement Agent will sell on a reasonable best efforts basis a minimum of $250,000 of Units (the "Minimum Offering") and up to a maximum of $1,500,000 of Units (the "Maximum Offering"). The Placement Agent reserves the right to sell up to an additional $500,00 of Units (the "Over Allotment Securities"). The September 30th Agreement expires on February 15, 2003.

Subsequent to September 30, 2002 and pursuant to the Placement Agency Agreement ("the September 30th Agreement") dated September 30th, 2002 with Gryphon Financial Securities Corporation (the Placement Agent), the Company received funds through a private placement. Aggregate gross proceeds of the financing through November 5, 2002 were $500,000. The Company paid commissions of 8.5%, paid certain expenses of the financing and realized net proceeds of approximately $390,407 after repayment of the September 27, 2002 Promissory Note to Gryphon Opportunities Fund I, LLC, in the amount of $40,000 plus accrued interest. In the financing the company issued an aggregate of 50 shares of Series A Preferred Stock, $10,000 per share. The placement agent and the investor in the financing received warrants to purchase an aggregate of 493,334 shares of common stock at an exercise price of $1.00 per share with 160,000 warrants issued to the Placement Agent and 333,334 warrants issued to the investor. These warrants expire in October and November of 2007.

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

CRITICAL ACCOUNTING POLICIES

Revenue Recognition

The Company recognizes revenue from software sales at time of delivery, or in accordance with terms of licensing contracts. Maintenance and service revenues are recognized ratably over the contractual period or as the services are provided. Advance billings are recorded as deferred revenue.

Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Under APB Opinion No., 25, compensation expense for employees is based on the excess, if any, on the date of grant, between the fair value of the Company's stock over the exercise price.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force
(EITF) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement data of the fair value of the equity instrument issued is the earlier of the date on which the counterparty's performance is complete or the date on which it is probable that performance will occur.

Item 3. Controls and Procedures

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

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

Cause No. 3:OLV343LN:United States District Court, Southern District of Mississippi. David Buck vs eClickMD. Inc. The lawsuit, filed on May 8, 2001 alleges breaches of severance in an employment agreement. David Buck is seeking damages of up to $197,200. The Company is negotiating a settlement offer at the time of this filing and cannot estimate the amount of any final settlement.

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

Cause No. A 01 CA 599 SS; United States District Court, Western District of Texas, Austin Division. eClickMD, Inc. v. Oxford Venture Fund, L.L.C. and Karim Rajani. On September 14, 2001, the Company filed a complaint alleging the defendants had received Company stock valued at over $1,525,000 for the purpose of collateralizing financing for the Company. The defendant sold a portion of the stock thereby converting it to their own use instead of using it for collateral. The Company sought compensatory damages, exemplary damages and injunctive relief. The defendant's appeared for a hearing to argue against the Court's in personam jurisdiction over them as well as to argue against the need for injunctive relief. On September 14, 2001, the Court granted a temporary injunction against the defendants making sales of the Company's stock. At the date of this filing, 1,800,000 shares are being restricted from transfer of which 600,000 shares are held in certificate form by the transfer agent. The defendants have filed their answer in this matter and the Company intends to vigorously pursue this matter or seek settlement or summary judgment against the defendants.

Cause No. 67-190588-01: 67th Judicial District Court of Travis County, Texas. Fred Klutts vs. LEP Capital & Consulting Inc., John W. Pittman, Link.Com k/n/a eClickMD. Lawsuit filed for collection of LEP Capital and Consulting, Inc. promissory note payable to Fred Klutts totaling $40,000 plus accrued interest. A "No-Answer Final Default Judgment" was rendered upon the defendants on January 29, 2002. eClickMD, Inc. settled the matter with the plaintiff on August 5, 2002 and arranged a pay-out plan over time for the promissory note payable plus accrued interest. Accordingly, at September 30, 2002 The Company has recorded a liability in the amount of approximately $30,471 for payment of the note plus accrued interest.

Case No. 258052: Travis County Court 1, Travis County, Texas. Immedient Inc. vs. eClickMD, Inc. Lawsuit filed for collection of debt. A "No-Answer Final Default Judgment" was rendered upon the defendant on April 24, 2002. eClickMD, Inc. settled the matter with the plaintiff on July 10th and as of the date of this filing has fully paid the mutually agreed settlement obligation.

On April 22, 2002, the Company was served notice regarding Cause No. 2002044:
198th Judicial District Court of McCulloch County, Texas. The RECOVAR Group, LLC vs. eClickMD, Inc. Lawsuit filed for the collection of outstanding accounts payable in the amount of approximately $5,000. The plaintiff was also demanding reasonable attorney's fees and court costs. eClickMD, Inc. settled the matter with the plaintiff on July 23, 2002 and as of the date of this filing has fully paid the mutually agreed settlement obligation.

Cause No. 263219; GTECH Corporation v. eClickMD, Inc. f/k/a Link.com; County Court at Law No. 1, Travis County, Texas. Lawsuit filed for collection of past due rent obligation plus attorney's fees. On September 11, 2002 the Company issued a Promissory Note to GTECH Corporation in the amount of $64,618 with interest at 6% in accordance with a legal settlement agreement reached in the matter of GTECH Corporation versus eClickMD, Inc. f/k/a/ Link.com, Inc. Upon execution of the note, payments for the balance of the note are being made monthly at $2,500 per month until the balance and applicable interest is paid in full. The first payment was made on September 15, 2002. The Promissory Note also stipulated that upon receipt of any funding in the amount of $1,000,000 to eClickMD, Inc. the monthly payment would increase to $5,000 per month until the balance and applicable interest is paid in full. The increased amount would be due on the 15th of the month following receipt of the funding.

Cause No. 041385; GTECH Corporation v. eClickMD, Inc. f/k/a Link.com; Justice Court, Precinct 1, Travis County, Texas. Lawsuit filed for eviction. The Company vacated the premises on June 19, 2002. As of the date of this filing, the Company has satisfied its obligations under this lawsuit.

On or about May 1, 2002, the Company received information regarding Cause No. 2002-21897; 1240 Blalock, Inc. and Barry Pulaski vs. Marion Robert Rice, Link.Com, Inc. and eClickMD, Inc. Lawsuit filed for collection of amounts owed on a Debenture agreement dated September 23, 1999 in the amount of $50,000 plus accrued interest. The plaintiffs are also demanding reasonable attorney's fees and court costs. As of the date of this filing, the Company has received notices of written discovery from the plaintiffs. At September 30, 2002 the full amount of this liability is recorded in the Company's accounts.

On or about August 14, 2002, the Company received information regarding Cause No. 263605; IOS Capital, LLC f/k/a IOS Capital, Inc. vs. eClickMD, Inc., In the County Court at Law Number Two of Travis, County Texas; Lawsuit filed to recover monetary damages currently due and owed by eClickMD, Inc. as a result of a breach of an equipment lease agreement in the amount of $33,051 plus interest, court fees and attorney's fees. As of the date of this filing the company has responded to Plaintiff's Request for Disclosure. The Company is negotiating a settlement offer at the time of this filing and cannot estimate the amount of any settlement.

Item 2.  Changes in Securities

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

    a)   EXHIBITS

         3.1 Certificate of Voting Powers, Designations, Preferences and Rights of Series A Convertible Preferred Stock of the Company
         4.4 Agent Warrant Agreement - Summary of transactions from April 29, 2002 through September 30, 2002
         4.5 Investor Warrant Agreement - Summary of transactions from April 29, 2002 through September 30, 2002
         4.6 Investor Note Agreement - Summary of transactions from April 29, 2002 through September 30, 2002
         10.1 Placement Agency Agreement Dated September 30, 2002 between the Company and the Placement Agent
         99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
         99.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    b)   REPORTS ON FORM 8-K

         None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

eClickMD, Inc.

Date:  November 12, 2002               By: /s/ MARION ROBERT RICE
                                           -------------------------------------
                                           Marion Robert Rice,
                                           President and Chief Executive Officer
                                           (Principal Executive)


                                       By: /s/ NEIL BURLEY
                                           -------------------------------------
                                           Neil Burley,
                                           Chief Financial Officer
                                           (Principal Financial
                                           and Accounting Officer)

                                 CERTIFICATIONS

I, Marion Robert Rice, certify that:

1.)  I have reviewed this quarterly report on Form 10-QSB of eClickMD, Inc.

2.) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
         b. Evaluated the effectiveness of the registrants disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
         c. Presented in the quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrants auditors and the Audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

6.) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in Internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 12, 2002

                                       By: /s/ MARION ROBERT RICE
                                           -------------------------------------
                                           Marion Robert Rice,
                                           President and Chief Executive Officer
                                           (Principal Executive)

I, Neil Burley, certify that:

7.)  I have reviewed this quarterly report on Form 10-QSB of eClickMD, Inc.

8.) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

9.) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

10.) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
         b. Evaluated the effectiveness of the registrants disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
         c. Presented in the quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

11.) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrants auditors and the Audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

12.) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in Internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 12, 2002

                                       By: /s/ NEIL BURLEY
                                           -------------------------------------
                                           Neil Burley,
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)