Form 10QSB/A
period 2002-03-31
ECLICKMD INC
filed 2002-11-21
CIK 18530

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------

                                   FORM 10-QSB/A

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

                              YES [X]    NO [ ]


As of March 31, 2002, there were 17,672,702 shares of common stock, $.001 par value, of the registrant issued and outstanding.

Transitional Small Business Disclosure Format (check one)

YES [ ]    NO [X]
                                 eClickMD, INC.
                                 MARCH 31, 2002
                                      INDEX

                                                                                           Page No.
                                                                                           --------
PART I          FINANCIAL INFORMATION

      Item 1.   Financial Statements

                Consolidated Balance Sheets as of March 31, 2002
                (unaudited)(restated) and December 31, 2001                                      2

                Consolidated Statements of Operations (unaudited) for the
                three months ended March 31, 2002 (restated) and 2001                            3

                Consolidated Statements of Cash Flows (unaudited) for the three months
                ended  March 31, 2002 (restated) and 2001                                        4

                Notes to Consolidated Financial Statements (unaudited)                           5

      Item 2.   Management's Discussion and Analysis of Financial Condition and Results
                of Operations (as Restated)                                                      8

PART II         OTHER INFORMATION

      Item 1.   Legal Proceedings                                                               11

      Item 2.   Changes in Securities and Use of Proceeds                                       11

      Item 3.   Defaults Upon Senior Securities                                                 12

      Item 4.   Submission of Matters to a Vote of Security Holders                             12

      Item 5.   Other Information                                                               12

      Item 6.   Exhibits and Reports on Form 8-K                                                12


SIGNATURES                                                                                      13

                         eClickMD, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                March 31, 2002 (UNAUDITED) and December 31, 2001

                                     ASSETS
                                     ------
                                                                               2002               2001
                                                                            (Restated)
                                                                            -----------        -----------
Current assets
    Cash and cash equivalents                                               $    21,233        $   290,222
    Accounts receivable - trade, net of allowance for doubtful accounts of $34,207 and $31,706 at March 31, 2002 and
    December 31, 2001, respectively                                              65,550             16,543
    Prepaid expenses and other  current assets                                   12,713              5,802
                                                                            -----------        -----------
    Total current assets                                                         99,496            312,567

Property and equipment, net of accumulated depreciation of
    $334,424 and $296,007 at March 31, 2002 and December 31, 2001,
    respectively                                                                213,898            252,313
                                                                            -----------        -----------

    Total assets                                                            $   313,394        $   564,880
                                                                            ===========        ===========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT
                      -------------------------------------

Current liabilities
    Line of credit                                                          $   360,000        $   360,000
    Current notes payable (including $135,155 and
       $130,060 owed to related parties at March 31, 2002 and
       December 31, 2001, respectively)                                         155,155            152,307
    Convertible notes and debentures - current maturities
       (including $51,250 to related parties at March 31, 2002 and
       December 31, 2001, respectively)                                         871,075            174,350
    Customer deposits                                                            61,811                 --
    Payable to related parties                                                  407,743            381,493
    Accounts payable (including $19,230 to a related party at
       March 31, 2002 and December 31, 2001, respectively)                      973,711            904,394
    Accrued payroll tax liabilities                                              84,669            129,649
    Accrued liabilities                                                         281,920            213,294
                                                                            -----------        -----------
    Total current liabilities                                                 3,196,084          2,315,487

Long-term notes payable (including $69,810 to a related party)                  120,452            123,805

Long-term convertible notes and debentures                                    1,217,391          1,919,116

Shareholders' deficit
    Preferred stock - $0.001 par value; 15,000,000 shares authorized,
       no shares issued and outstanding                                              --                 --
    Common stock - $0.001 par value; 50,000,000 shares authorized,
       17,672,702 and 17,121,368 shares issued and outstanding
       at March 31, 2002 and December 31, 2001, respectively                     17,673             17,121
    Additional paid-in capital                                                5,356,367          5,100,419
    Receivable for the purchase of equity                                      (275,794)          (275,794)
    Accumulated deficit                                                      (9,318,779)        (8,635,274)
                                                                            -----------        -----------
    Total shareholders' deficit                                              (4,220,533)        (3,793,528)
                                                                            -----------        -----------

    Total liabilities and shareholders' deficit                             $   313,394        $   564,880
                                                                            ===========        ===========

                   See notes to interim financial statements.

                         eClickMD, Inc. and Subsidiaries
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

                                                                       2002                2001
                                                                    (Restated)
                                                                   ------------        ------------
Revenues                                                           $     95,557        $     95,820

Operating Expenses
   Cost of Revenues                                                      71,600              97,558
   Research & Development Costs                                          30,662              31,842
   Selling, General & Administrative                                    624,361             356,442
                                                                   ------------        ------------
   Operating Loss                                                      (631,066)           (390,022)

Other Income                                                              3,711                  --
Interest Expense                                                        (56,150)            (66,154)
                                                                   ------------        ------------
   Net Loss                                                        $   (683,505)       $   (456,176)
                                                                   ============        ============

Net loss per common share - basic and diluted                            $(0.04)             $(0.04)
                                                                   ============        ============

Weighted-average number of common shares outstanding - basic
   and diluted                                                       17,284,502          11,875,289
                                                                   ============        ============

                   See notes to interim financial statements.

                         eClickMD, Inc. and Subsidiaries
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               For THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

                                                                                           2002            2001
                                                                                        (Restated)
                                                                                        ----------       ---------
Cash flows from operating activities
     Net loss                                                                           $(683,505)       $(456,176)
     Adjustments to reconcile net loss to net cash used in operating activities
         Depreciation                                                                      38,417           38,536
         Fair Value of common stock issued for services                                   187,500               --
         Bad debt expense                                                                   2,500            5,000
         Amortization of deferred financing fees                                               --           34,644
       Increases and decreases in:
         Accounts receivable - trade                                                      (51,508)         (20,242)
         Prepaid expenses and other current assets                                         (6,911)             176
         Customer deposits                                                                 61,811           62,217
         Accounts payable                                                                  69,316           80,013
         Accrued liabilities                                                               23,645          125,606
                                                                                        ---------        ---------
         Net cash used in operating activities                                           (358,735)        (130,226)

Cash flows from investing activities
     Purchases of property and equipment                                                       --             (932)
                                                                                        ---------        ---------
         Net cash used in investing activities                                                 --             (932)

Cash flows from financing activities
     Bank overdraft                                                                            --           (9,978)
     Payments on convertible notes payable and debentures                                  (5,505)              --
     Borrowings on convertible notes payable and debentures
         (including $20,000 from a related party in 2001)                                      --          103,000
     Borrowings from related parties                                                       26,250           30,065
     Borrowings on notes payable (including $3,875 from related parties in 2001)               --            3,875
     Exercise of stock options                                                             69,000               --
                                                                                        ---------        ---------
         Net cash provided by financing activities                                         89,745          126,962

Net decrease in cash and cash equivalents                                                (268,989)          (4,196)

Cash and cash equivalents, beginning of period                                            290,222            6,599
                                                                                        ---------        ---------

Cash and cash equivalents, end of period                                                $  21,233        $   2,403
                                                                                        =========        =========

Supplemental disclosures for cash flow information:
     Cash paid during the period for:
         Interest                                                                       $     540        $   4,830
                                                                                        =========        =========

         Income taxes                                                                   $      --        $      --
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


2.    GOING CONCERN

The consolidated financial statements for the three months ended March 31, 2002 have been prepared on the assumption the Company will continue as a going concern. The Company sustained net losses of $683,505 and $3,938,685 during the quarter ended March 31, 2002 and the year ended December 31, 2001, respectively, and has accumulated losses through March 31, 2002 of $9,318,779. Cash used in operating activities for the same periods aggregated $358,735 and $1,586,522, respectively. Total liabilities at March 31, 2002 of $4,533,927 (including approximately $85,000 to the Internal Revenue Service for delinquent payroll taxes) exceed total assets of $313,394. As of the date of this report, the Company is unable to meet all of its short-term obligations as they fall due and has substantial amounts outstanding with key vendors. In addition, the Company has contingent liabilities, as further discussed in Note 7, that could further impact its liquidity.

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

4.    RESTATEMENT OF PREVIOUSLY REPORTED RESULTS

The Company is amending and restating its Form 10-QSB for the three months ended March 31, 2002 to record the issuance of 250,000 shares of common stock for financial consulting services valued at $187,500. The restatement results in a net loss per share of $0.04 instead of a net loss per share of $0.03 as originally reported.


5.    CONVERTIBLE NOTES AND DEBENTURES

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

6.    TREATMENT OF CERTAIN STOCK OPTIONS FOR DISPUTED SERVICES

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

7.    CONTINGENCIES:

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

8.    SHAREHOLDERS' DEFICIT:

During the three months ended March 31, 2002, the Company issued 301,333 shares of common stock as a result of the exercise of stock options for cash totaling $69,000. In addition the Company issued 250,000 shares of common stock for financial consulting services valued at $187,500.

9.    SUBSEQUENT EVENT:

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

Restatement of Previously Reported Results

The Company is amending and restating its Form 10-QSB for the three months ended March 31, 2002 to record the issuance of 250,000 shares of common stock for financial consulting services valued at $187,500. The restatement results in a net loss per share of $0.04 instead of a net loss per share of $0.03 as originally reported.


Results of Operations (as Restated)

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

Operating expenses were $726,623 for the three months ended March 31, 2002 compared to $485,842 for the three months ended March 31, 2001. The 50% increase in operating expenses was primarily attributable to expenses incurred for the issuance of shares of common stock for financial consulting services and higher selling, general and administrative expenses resulting from hiring increases in the areas of management and sales that occurred in the fourth quarter of 2001 driving higher salaries and wages and other employee-related expenses.

Interest expense for the quarter ended March 31, 2002 was $56,150 compared to $66,154 in 2001. Decreases in interest expense resulted primarily from conversion of a portion of convertible notes payable to common shares in 2001.

Liquidity and Capital Resources

Net cash used by operating activities for the first quarter totaled $358,735 and $130,226 for 2002 and 2001, respectively. Increased net uses of cash in 2002 resulted primarily from flat quarter-on-quarter revenues and higher operating expenses resulting from hiring in the areas of management and sales in the fourth quarter of 2001 as well as from the Company paying down the balance in accounts payable and accrued liabilities.

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

                                           eClickMD, Inc.



Date:  November 21, 2002              By: /s/ MARION ROBERT RICE
                                          --------------------------------
                                          Marion Robert Rice,
                                          President and Chief Executive Officer
                                          (Principal Executive)



                                      By: /s/ NEIL BURLEY
                                          --------------------------------
                                          Neil Burley,
                                          Chief Financial Officer
                                          (Principal Financial
                                          and Accounting Officer)