Form 10QSB/A
period 2002-06-30
ECLICKMD INC
filed 2002-11-21
CIK 18530

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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

                               YES [X]   NO

As of June 30, 2002, there were 20,678,847 shares of common stock, $.001 par value, of the registrant issued and outstanding.

Transitional Small Business Disclosure Format (check one)

                               YES       NO [X]
eClickMD, INC.
                                  JUNE 30, 2002
                                      INDEX


                                                                        Page No.
                                                                        --------
PART I          FINANCIAL INFORMATION

      Item 1.   Financial Statements

                Consolidated Balance Sheets as of June 30, 2002
                (unaudited)(restated) and December 31, 2001                 2

                Consolidated Statements of Operations (unaudited)
                for the three months ended June 30, 2002 (restated)
                and 2001                                                    3

                Consolidated Statements of Operations (unaudited)
                for the six months ended June 30, 2002 (restated)
                and 2001                                                    4

                Consolidated Statements of Cash Flows (unaudited)
                for the six months ended June 30, 2002 (restated)
                and 2001                                                    5

                Notes to Consolidated Financial Statements (unaudited)      6

      Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations (as Restated)           9

PART II         OTHER INFORMATION

      Item 1.   Legal Proceedings                                          12

      Item 2.   Changes in Securities and Use of Proceeds                  13

      Item 3.   Defaults Upon Senior Securities                            13

      Item 4.   Submission of Matters to a Vote of Security Holders        13

      Item 5.   Other Information                                          13

      Item 6.   Exhibits and Reports on Form 8-K                           13

SIGNATURES                                                                 14


                        eClickMD, Inc. and Subsidiaries
                          CONSOLIDATED BALANCE SHEETS
                June 30, 2002 (UNAUDITED) and December 31, 2001

                                     ASSETS
                                     ------

                                                                   2002 (Unaudited)      2001
                                                                      (restated)
                                                                   ----------------  ------------
Current assets
  Cash and cash equivalents                                          $     74,971    $    290,222
  Accounts receivable - trade, net of allowance
  for doubtful accounts of $48,727 (unaudited)
  and $31,706 at June 30, 2002 and December 31,
  2001, respectively                                                       22,359          16,543
  Deferred financing fees, net of accumulated
  amortization of $2,077 (unaudited) at June 30, 2002                      24,964             -
  Other current assets                                                     21,501           5,802
                                                                     ------------    ------------
  Total current assets                                                    143,795         312,567

Property and equipment, net of accumulated depreciation of
  $373,606 (unaudited) and $296,007 at June 30, 2002 and
  December 31, 2001, respectively                                         184,488         252,313

Other assets                                                                9,350             -
                                                                     ------------    ------------
  Total assets                                                       $    337,633    $    564,880
                                                                     ============    ============
                     LIABILITIES AND SHAREHOLDERS' DEFICIT
                     -------------------------------------

Current liabilities
  Line of credit                                                     $    360,000    $    360,000
  Current notes payable (including $140,249 (unaudited) and
   $130,060 owed to related parties at June 30, 2002 and
   December 31, 2001, respectively)                                       360,249         152,307
  Convertible notes and debentures - current maturities
   (including $51,250 to related parties at June 30, 2002
   (unaudited) and December 31, 2001, respectively), net of
   unamortized debt discount of $70,402 at June 30, 2002
   (unaudited)                                                          1,033,673         174,350
  Customer deposits                                                        33,944             -
  Payable to related parties                                              428,093         381,493
  Accounts payable (including $19,230 to a related party at
   June 30, 2002 (unaudited) and December 31, 2001,
   respectively)                                                          749,141         904,394
  Accrued payroll tax liabilities                                          60,250         129,649
  Lease obligation payable - current maturities                            50,138             -
  Accrued liabilities                                                     411,893         213,294
                                                                     ------------    ------------
  Total current liabilities                                             3,487,381       2,315,487

Lease obligation, net of current portion                                  166,081             -

Long-term notes payable (including $69,810 (unaudited)
 and $64,810 to a related party at June 30, 2002 and
 December 31, 2001, respectively)                                         120,452         123,805

Long-term convertible notes and debentures                                608,695       1,919,116

Shareholders' deficit
 Preferred stock - $0.001 par value; 15,000,000 shares
  authorized, no shares issued and outstanding                                -               -
 Common stock - $0.001 par value; 50,000,000 shares authorized,
  20,678,847 (unaudited) and 17,121,368 shares issued and
  outstanding at June 30, 2002 and December 31, 2001,
  respectively                                                             20,679          17,121
 Additional paid-in capital                                             6,068,743       5,100,419
 Receivable for the purchase of equity                                   (275,794)       (275,794)
 Accumulated deficit                                                   (9,858,604)     (8,635,274)
                                                                     ------------    ------------
 Total shareholders' deficit                                           (4,044,976)     (3,793,528)
                                                                     ------------    ------------

 Total liabilities and shareholders' deficit                         $    337,633    $    564,880
                                                                     ============    ============

The accompanying notes are an integral part of these financial statements.


                        eClickMD, Inc. and Subsidiaries
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
               FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001

                                                                         2002           2001
                                                                      (restated)
                                                                     ------------   ------------
Revenues                                                             $     81,031   $    130,336

Operating Expenses
 Cost of Service                                                           51,829         25,174
 Research & Development Costs                                              24,877         59,584
 Selling, General & Administrative                                        480,763        368,298
                                                                     ------------   ------------

 Operating Loss                                                          (476,438)      (322,720)

Other Income                                                                3,712             76
Interest Expense                                                          (67,099)       (67,305)

                                                                     ------------   ------------
 Net Loss                                                            $   (539,825)  $   (389,949)
                                                                     ============   ============

Net loss per common share - basic and diluted                        $      (0.03)  $      (0.03)
                                                                     ============   ============
Weighted-average number of common shares outstanding - basic
 and diluted                                                           20,417,257     12,672,985
                                                                     ============   ============

The accompanying notes are in integral part of these financial statements.


                         eClickMD, Inc. and Subsidiaries
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                 FOR THE SIX MONTHS ENDED June 30, 2002 AND 2001

                                                                         2002            2001
                                                                      (restated)
                                                                     ------------   ------------
Revenues                                                             $    176,588   $    226,156

Operating Expenses
 Cost of Service                                                          123,429         56,899
 Research & Development Costs                                              55,538        157,259
 Selling, General & Administrative                                      1,105,125        724,740
                                                                     ------------   ------------

 Operating Loss                                                        (1,107,504)      (712,742)

Other Income                                                                7,423             76
Interest Expense                                                         (123,249)      (133,459)

                                                                     ------------   ------------
 Net Loss                                                            $ (1,223,330)  $   (846,125)
                                                                     ============   ============

Net loss per common share - basic and diluted                        $      (0.07)  $      (0.07)
                                                                     ============   ============
Weighted-average number of common shares outstanding - basic
 and diluted                                                           18,844,371     12,276,341
                                                                     ============   ============


The accompanying notes are in integral part of these financial statements.


                        eClickMD, Inc. and Subsidiaries
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

                                                                                         2002            2001
                                                                                      (restated)
                                                                                     ------------   ------------
Cash flows from operating activities
   Net loss                                                                          $ (1,223,330)  $   (846,125)
   Adjustments to reconcile net loss to net cash used in operating activities
     Depreciation                                                                          77,598         77,335
     Fair value of common stock issued for services                                       187,500         38,355
     Fair value of stock options issued for services                                       22,205            -
     Amortization of deferred financing fees                                                2,077         69,288
     Amortization of debt discount                                                         14,079            -
   Increases and decreases in working capital accounts:
     Accounts receivable - trade                                                          ( 5,816)       (32,168)
     Other assets                                                                         (25,049)       (18,495)
     Customer deposits                                                                     33,944         41,684
     Accounts payable                                                                      83,785        173,422
     Accrued liabilities                                                                  129,200        225,779
                                                                                     ------------   ------------
     Cash flows used in operating activities                                             (703,807)      (270,925)

Cash flows from investing activities
   Purchases of property and equipment                                                     (9,772)          (932)

Cash flows from financing activities
   Bank overdraft                                                                             -          (37,240)
   Payments on lease obligation                                                           (22,820)           -
   Payments on convertible notes payable and debentures                                    (5,000)           -
   Deferred financing fees                                                                (27,041)           -
   Borrowings on convertible notes payable and debentures                                 233,000        150,100
   Borrowings from related parties                                                         46,600        119,994
   Borrowings on notes payable (including $10,188 from related parties in 2002)           210,188          6,810
   Payments on notes payable                                                               (5,599)           -
   Exercise of stock options                                                               69,000         28,708
                                                                                     ------------   ------------
     Cash flows provided by financing activities                                          498,328        268,372

Net decrease in cash and cash equivalents                                                (215,251)        (3,485)

Cash and cash equivalents, beginning of period                                            290,222          6,599
                                                                                     ------------   ------------

Cash and cash equivalents, end of period                                             $     74,971   $      3,114
                                                                                     ============   ============
Supplemental disclosures for cash flow information:
   Cash paid during the period for:
     Interest                                                                        $     18,968   $      8,789
                                                                                     ============   ============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES
     Refinancing of equipment through capital lease                                  $    239,039   $        -
                                                                                     ============   ============
     Conversion of notes payable and accrued interest to common stock                $    608,696   $  1,256,259
                                                                                     ============   ============
     Warrants issued in connection with convertible debentures                       $     40,269   $        -
                                                                                     ============   ============
     Common stock issued in connection with convertible debentures                   $     44,212   $        -
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

2. GOING CONCERN

The consolidated financial statements for the six months ended June 30, 2002 have been prepared on the assumption the Company will continue as a going concern. The Company sustained net losses of $1,223,330 and $3,938,685 during the six months ended June 30, 2002 and the year ended December 31, 2001, respectively, and has accumulated losses through June 30, 2002 of $9,858,604. Cash used in operating activities for the same periods aggregated $703,807 and $1,586,522, respectively. Total liabilities at June 30, 2002 of $4,382,609 (including approximately $60,000 to the Internal Revenue Service for delinquent payroll taxes) exceed total assets of $337,633. As of the date of this report, the Company is unable to meet all of its short-term obligations as they fall due and has substantial amounts outstanding with key vendors. In addition, the Company has contingent liabilities, as further discussed in Note 11, that could further impact its liquidity.

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

4. RESTATEMENT OF PREVIOUSLY REPORTED RESULTS

The Company is amending and restating its Form 10-QSB for the three and six months ended June 30, 2002 to record the issuance in the first quarter of 2002 of 250,000 shares of common stock for financial consulting services valued at $187,500. The restatement results in a net loss per share of $0.07 for the six months ended June 30, 2002 instead of a net loss per share of $0.06 as originally reported. The net loss per share for the three months ended June 30, 2002 was not affected.

5. CONVERTIBLE NOTES AND DEBENTURES

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

6. CURRENT NOTES PAYABLE

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

7. DEFERRED FINANCING FEES

Deferred financing fees related to notes payable are amortized on a straight-line basis over the term of the notes payable of three months.

8. LEASE OBLIGATION

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
                                                 ==========

9.  SHAREHOLDERS' DEFICIT

During the six months ended June 30, 2002, $608,696 of convertible notes and debentures were converted to 2,843,045 shares of the Company's common stock. The Company issued 163,100 shares of common stock valued at $44,212 and warrants to purchase 151,450 shares of common stock associated with the issuance of convertible notes and debentures and recognized expense of $22,205 related to stock options granted in a prior period. The Company issued 301,333 shares of common stock as a result of the exercise of stock options for cash totaling $69,000 and 250,000 shares of common stock for financial consulting services valued at $187,500.

10. TREATMENT OF CERTAIN STOCK OPTIONS FOR DISPUTED SERVICES

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

11. CONTINGENCIES

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

12. SUBSEQUENT EVENTS

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

Restatement of Previously Reported Results

The Company is amending and restating its Form 10-QSB for the three and six months ended June 30, 2002 to record the issuance in the first quarter of 2002 of 250,000 shares of common stock for financial consulting services valued at $187,500. The restatement results in a net loss per share of $0.07 for the six months ended June 30, 2002 instead of a net loss per share of $0.06 as originally reported. The net loss per share for the three months ended June 30, 2002 was not affected.


Results of Operations (as Restated)

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

Operating expenses were $1,284,092 for the six months ended June 30, 2002 compared to $938,898 for the six months ended June 30, 2001. This 37% increase in operating expenses was primarily attributable to expenses of $187,500 incurred for the issuance of 250,000 shares of common stock for financial consulting services and expenses accrued at June 30, 2002 for outstanding legal settlement obligations. In addition, expenses incurred for stock options issued for services in relation to the private placement financing that occurred in the second quarter of 2002 increased expenses. Finally, higher selling, general and administrative expenses resulting from hiring increases in the areas of management and sales that occurred in the fourth quarter of 2001 drove higher salaries and wages and other employee-related expenses in 2002.

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