Form 10KSB
period 2002-12-31
ECLICKMD INC
filed 2003-05-21
CIK 18530

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2002

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

               3001 Bee Caves Road, Suite 250, Austin, Texas 78746
               ---------------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code: (512) 439-3900 Securities registered pursuant to Section 12(b) of the Act: None, Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.001 PAR VALUE
                          -----------------------------
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Report on Form 10-KSB or any amendment to this Report on Form 10-KSB. ____

The issuer's revenues for its most recent fiscal year ended December 31, 2002 were $322,586.

The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the Registrant as of March 31, 2003 (based upon the closing price) was $587,386.

Issuers involved in Bankruptcy Proceedings During the Past Five Years. Not Applicable.

The number of shares of the issuer's Common Stock, par value $.001 per share, outstanding as of December 31, 2002 was 21,190,688 of which 6,526,509 shares were held by non-affiliates.

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

RISKS RELATED TO OUR HEALTHCARE ELECTRONIC SERVICES

WE ARE ENGAGED IN A BUSINESS THAT PROVIDES HEALTHCARE ELECTRONIC COMMERCE SERVICES AND THAT ONLY RECENTLY BEGAN TO GENERATE REVENUES AND HAS INCURRED NET LOSSES SINCE INCEPTION. We began our current operations in the fall of 1999 upon the closing of our reorganization with Link.com, Inc., a privately-held Nevada corporation, which is now known as Link.com Opps, Inc. We were originally incorporated under the name Center Star Gold Mines, Inc. for the prior purpose of exploring commercial gold deposits, and we owned various unpatented mining claims near Grangeville, Idaho. We abandoned our last mining claim in 1995. Upon our reorganization with Link.com Opps, Inc., or the Reorganization, we changed our business to the healthcare e-commerce industry, specifically connecting physicians, home health agencies and nursing homes via electronic medical record
(EMR) products and services. In August 2000 we changed our name to eClickMD, Inc. (the Company or eClickMD). While we have developed or purchased and continue to develop several EMR products, we have not yet delivered some of our healthcare e-commerce services. We did not generate our first EMR revenues until the quarter ended September 30, 1999. As of December 31, 2002, we had an accumulated deficit of $11,508,489. We expect to continue to incur significant development, deployment and sales and marketing expenses in connection with our business and to continue to incur operating losses for at least the next two fiscal years. We may never achieve or sustain profitability. The provision of services using Internet technology in the healthcare e-commerce industry is a developing business that is inherently riskier than businesses in industries where companies have established operating histories.

WE WILL NOT BECOME PROFITABLE UNLESS WE ACHIEVE SUFFICIENT LEVELS OF PHYSICIAN PENETRATION AND MARKET ACCEPTANCE OF OUR SERVICES. Our EMR business model depends upon usage by a large number of physicians with a high volume of healthcare transactions and the sale of home healthcare e-commerce services to payers and other healthcare constituents. The acceptance by physicians and other healthcare providers of our EMR solutions will require adoption of new methods of conducting business and exchanging information. We cannot assure you that physicians or other health care providers will integrate our services into their office workflow, or that the healthcare market will accept our services as a replacement for traditional methods of conducting healthcare transactions. The healthcare industry uses existing computer systems that may be unable to access our Internet-based solutions. Customers using existing systems may refuse to adopt new systems when they have made extensive investment in hardware, software and training for existing systems or if they perceive that our products or services will not adequately protect proprietary information. Failure to achieve broad physician or health care organization penetration or successfully contract with healthcare participants, would have a material adverse effect on our business.

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

OUR BUSINESS PROSPECTS WILL SUFFER IF WE ARE NOT ABLE TO QUICKLY AND SUCCESSFULLY DEPLOY OUR EMR SYSTEMS AND PRODUCTS. We believe that our business prospects will suffer if we do not deploy our services quickly. We began allowing access to our Web-based EMR system in November of 2000 and intend to expand deployment of access to our Web-based EMR services during the year 2003, although there can be no assurance that we will be able to continue to do so during this time, or at all. In order to deploy our services, we must integrate our architecture with physicians', payers' and suppliers' systems. We will need to expend substantial resources to integrate our EMR systems with the existing computer systems of large healthcare organizations, home health care organizations and physicians. We have limited or no experience in doing so, and may experience delays in the integration process. These delays would, in turn, delay our ability to generate revenue from our services and may have a material adverse effect on our business, financial condition and operating results. Once we have deployed our EMR system, we may need to expand and adapt it to accommodate additional users, increased transaction volumes and changing customer requirements. This expansion and adaptation could be costly. We may be unable to expand or adapt our network infrastructure to meet additional demand or our customers' changing needs on a timely basis and at a commercially reasonable cost, or at all. Any failure to deploy, expand or adapt our system quickly could have a material adverse effect on the Company's business, financial condition and operating results.

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

THE COMPANY'S RECENT FILING UNDER CHAPTER 11 OF THE BANKRUPTCY CODE MAY ADVERSELY EFFECT ITS ABILITY TO ATTRACT AND MAINTAIN CUSTOMERS.

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

                               Industry Background

Health care is still a highly fragmented, local industry. Nearly half of the nation's 600,000 physicians work in practices with only one or two doctors and most of the country's 5,000 hospitals operate independently, according to the American Medical Association (Gravitz, 2000). However, annual spending for health care was more than $1 trillion in 1996 and is expected to grow at an unprecedented pace. According to the Centers for Medicare & Medicaid Services
(CMS), formerly Health Care Financing Administration (HCFA), that number is expected to reach $2.1 trillion by 2007. It is expected that spending on health care will represent 17 percent of the GDP in 2007 (Whitten, Steinfield & Hellmich, 2001).

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

                               Recent Developments


On May 13, 2003, eClickMD, Inc. (the "Company") filed a voluntary petition under chapter 11 of title 11, United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Western District of Texas (the "Bankruptcy Court") (Case No. 03-12387). The Company remains in possession of its assets and properties, and continues to operate its business and manage its properties as debtors-in-possession pursuant to sections 1107(a) and 1108 of the Bankruptcy Code.

For further information, see Footnote Q in the accompanying Notes to the Consolidated Financial Statements.

                      eClickMD's Uniqueness in the Industry

eClickMD believes that it is uniquely able to create economic motivators for health care professionals. The efficiencies of moving patient documents electronically will reduce overhead, increase compliance and improve cash flow. Physicians use the system's sophisticated management and tracking capability to provide a HIPAA compliant audit trail of the time spent in Care Plan Oversight reviewing and approving patient documents. Prior to eClickMD, it is estimated that nearly 90% of private practice physicians did not bill for Care Plan Oversight because of the risk associated with having no proof of time spent reviewing and approving documents. eClickMD's technology automatically tracks the time for the physician and provides real-time reports as documentation for physician claims. This motivator, alone, has resulted in significant interest among physicians -- eClickMD receives a portion of revenue the physicians collect from Medicare for using our patented technology, vis-a-vis a nominal charge per physician claim submitted.

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

---------------------------               --------------------------------------
HIPAA Compliance Challenges               eClickMD Solutions

---------------------------               --------------------------------------
Limited Budgets                           Affordable monthly subscription fees
---------------------------               --------------------------------------
Limited Internal IS Resources             24x7 technical site support
---------------------------               --------------------------------------
Multiple Legacy Systems                   Open-platform technology using XML
                                          and HL7 standards for easy integration
---------------------------               --------------------------------------
Limited Technical Knowledge               No Installation Required/ Light
                                          Footprint on Client Side
---------------------------               --------------------------------------
Limited Knowledge of HIPAA Requirements   System is based on HIPAA standards and
                                          requirements. If using the eClickMD
                                          system, there is no additional
                                          knowledge regarding HIPAA guidelines
                                          required to maintain compliance.
---------------------------               --------------------------------------
Limited Resources for Archiving           All workflow documents passing through
Patient Data                              the platform are archived for user
                                          access throughout the term of the
                                          contract; archiving fees will be
                                          charged subsequently.
---------------------------               --------------------------------------


                             The E-Commerce Business

Management believes that eClickMD, Inc. is establishing itself as the undisputed leader in HIPAA-compliant, coordination of care technology for the health care industry. While home health care executives founded the Company in 1996 to address inefficiencies in workflow processes between agencies and physicians, the real bonanza and incredible opportunity for the Company occurred when the U.S. government released the Health Insurance Portability and Accountability Act (HIPAA), that mandated Internet-based electronic storage and transmission of patient data be standardized, secured, and subjected to rigorous privacy rules for providers reimbursing on Medicare. eClickMD launched a comprehensive effort to enhance its e-signature and digital certificate technology to adhere to these standards. Today, the Company has nine technology patents pending encompassing over 150 specific claims for managing and transmitting sensitive patient data, a very significant accomplishment few others can claim. There are over 400 health care professionals moving in excess of 18,000 patient documents annually through the eClickMD system today. The market has been confirmed, the technology validated, the infrastructure tested and now emphasis will be shifted to aggressive and sustained marketing and selling of the eClickMD suite of software products.

eClickMD's mission is to be the leader in providing medical software for home health care agencies to connect with all health care providers and for physicians to communicate patient information in a compliant, seamless and cost-efficient manner to the health care continuum.

In November 2001 more great news for the company occurred when the government fortuitously released an extremely complex security standard for patient privacy mandating that health care providers maintain an audit trail of anyone viewing or handling patient records. Failure to adhere to these regulations will result in stiff legal and financial penalties to health care professionals as early as 2003. Mainstream health professionals, who have procrastinated in the retooling of their practices, are now scrambling to secure an affordable HIPAA-ready solution that offers quick implementation and "out-of-the-box" usability. The modifications to accommodate these regulations for health care professionals are on a scale of the Y2K requirements business organizations had to deal with for the new millennium. eClickMD is positioned perfectly to capitalize on this opportunity. The Company has the experience and the industry knowledge to efficiently and economically transition health care providers to comply with government regulations, and in the process become the undisputed industry leader in health care technology.

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

A significant and distinct advantage eClickMD has over other technology companies is the ability to penetrate the coveted physician's desktop. Unlike other HIPAA-compliant solutions that focus on the billing side of a practice, eClickMD automates physician workflow at the point of patient-care management. This difference enables health care professionals to meet regulatory compliance without changing their normal workflow pattern. Typically, an intense paper or fax transaction sequence occurs between physicians and health care providers to manage the plan of care, report changes in condition, document verbal orders, report clinical oversight and process billing activities. Physicians are attracted to eClickMD's solution for its simplicity, convenience, and ability to generate additional revenue through Care Plan Oversight (CPO) billing. This additional source of Medicare revenue for reviewing and approving home health and hospice patient orders is virtually untapped, and can add $30,000 or more a year to a typical small practice.

It is for these reasons that Dr. Richard Corlin, out-going President of the American Medical Association, has placed his full endorsement and support behind the company and its technology by accepting the chairmanship of the Board of Directors of eClickMD, Inc. This brings far-reaching and national attention to the company. Dr. Corlin serves on no other corporate boards.


                                  Our Products

eClickMD's technology solutions are Web service applications that are designed to provide secure workflow and data exchange between health care professionals. This secure electronic connection among local health professionals is unlike any technology that currently exists within the health care industry. Home health care groups, labs, nursing homes, hospitals, and pharmacies are all connected to the physicians' desktop with a single technology solution. The Company's own digital certificate and e-signature technology enables health care organizations to manage workflow processes easily and securely without the paper shuffle typically associated with their business.

The Company takes advantage of an open-architecture, modular approach to developing software, which significantly reduces cost and development time for follow on applications and integrations with Original Equipment Manufacturers
(OEMs). eClickMD products include SecureCARE(TM) for e-signature and secure transmission of patient data, Net.CARE(TM) for assessment accuracy and verification, and FACTS2000(TM) for forecasting and monitoring of nursing home cash flow. To safeguard sensitive data, eClickMD employs digital certificates and multi-level encryption technology.

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

In summary, an ASP model allows the Company to centralize technological operations into a single, high capacity point of contact to customers through an Internet connection. Customers can begin utilizing the software by a simple login onto the Company's web interface and downloading a digital certificate and minimal software. All of the database functions and product features are available and accessed via an Industry standard web browser in a secure fashion. All associated patient, physician, agency and other relevant data and documentation is stored on and accessed from the Company's secured databases.

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

In September 1999 the Company launched its first Internet site with its first completely Web based application called net.Care. The software provides verification as to whether services rendered to a patient are eligible for reimbursement. net.Care is a Web-enabled product or service that was developed by the Company in conjunction with several clinical and administrative professionals in home health care to verify whether services rendered by a provider to a patient are eligible for reimbursement. In 1999, the HCFA implemented OASIS (the Outcomes Assessment Information Set). The program allows home health care providers to upload an OASIS file which is a project implemented by the HCFA. The primary focus of the project was to improve the quality of care; however, OASIS has become the financial determinant of reimbursement for home health care. OASIS determines eligibility for Medicare as well as appropriateness of care and actual payment rates. There are many instances in the assessment form that allows the home health care agency to contradict other portions of the assessment, albeit minor, thereby disallowing proper charges for payment. net.Care, as an audit tool is designed to discover such discrepancies before the information is sent to the state clinical regulatory agencies or HCFA. This allows changes to be implemented prior to the submission of the data, all performed in minutes, where a manual audit could take one to two hours.

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

                          Marketing and Sales Strategy

eClickMD seeks to reach its target market of 600,000 physicians, 5,000 hospitals, and 7,754 home health agencies through a direct sales channel, private label relationships with management and billing software companies, and carefully selected strategic partnerships within the health care community. Private label relationships offer the Company a reduced cost of customer acquisition and quick ramp up of revenue by leveraging third-party relationships with providers. The Company's direct sales channel is initially focused in the top seven geographic areas (Dallas, Atlanta, San Francisco, Chicago, Houston, Philadelphia and New York) where the highest concentration of physicians and Medicare patients exists. The direct sales channel is made up of outside account executives and inside sales support. Both of these sales teams work closely together to attempt to penetrate multiple geographic areas simultaneously.

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

Further leads are generated through an aggressive public relations strategy, vertical market trade shows, permission-based email, direct mail and print advertising. Vertical markets include durable medical equipment, long-term care and pharmaceutical and hospice providers.

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

Today, industry competition comes in several forms, the most significant being the recent entry of Ancillary Care Management in the electronic signing of home health orders. Trac Medical has been in the electronic CMN sector since 1996 and most recently eClickMD has chosen to enter this market due to recent regulations making the market more attractive. There are also large, well-known document management companies such as Adobe and PureEdge that are now offering a solution for health care markets. These companies are generalists in nature and do not focus on a niche market. Furthermore, they are often hampered by a flawed organization structure that does not provide the most experienced people for the client's projects. Competition exists from various certificate authority companies such as Verisign, Lexign and AuthentiDate as they enter into the health care sector with solutions. These companies are hampered by current systems in place that need to be re-tooled for the health care sector. eClickMD's advantage over such companies is that eClickMD provides solutions that fit into the day-to-day workflow of health care users, keeping the user in compliance, lowering the cost of operational overhead and contributing significant improvements to the bottom line.

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

o    Physician revenue increases product adoption

o    HIPAA and HL7 (Health Level Seven messaging standards) compliant

o    Web services model requiring no IT support or expensive implementation

o    Compliance data captured through existing workflow processes

o    Affordable monthly licensing fees

The Company's recent filing under Chapter 11 of the Bankruptcy Code may adversely effect its ability to attract and maintain customers.

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

Current HIPAA Timelines:

The Health and Human Services Department (HHS) is continuing to develop, publish, and ratify rules regarding HIPAA. The privacy rule was published on December 28, 2000.

Summary of the Current State of HIPAA Standards:

Standard                           NPRM Published?    Final Rule Published?    Compliance Date
===============================================================================================
Transactions and Code Sets        Yes. 05/07/1998        Yes. 08/17/2000       10/26/2002
===============================================================================================
National Provider Identifier      Yes. 05/07/1998        No Expected Date      No Expected Date
===============================================================================================
National Employer Identifier      Yes. 06/16/1998        No Expected Date      08/01/2005
===============================================================================================
Security                          Yes. 08/12/1998        Yes. 04/20/2003       04/21/2005
===============================================================================================
Privacy                           Yes. 11/03/1999        Yes. 12/28/2000       04/13/2003
===============================================================================================
National Health Plan              No Expected Date       No Expected Date      No Expected Date
Identifier
===============================================================================================
Claims Attachments                No Expected Date       No Expected Date      No Expected Date
===============================================================================================
Enforcement                       No Expected Date       No Expected Date      No Expected Date
===============================================================================================
National Individual Identifier    On Hold                On Hold               On Hold
===============================================================================================



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

                                    Employees

As of December 31, 2002, the Company had 14 full-time employees primarily located in two offices which included 3 employees in systems development and support, 7 employees in sales and customer support, 1 employee in finance and accounting and 3 employees performing executive and administrative functions. The Company also utilized one outside consultant in the capacity of Chief Operating Officer. The Company's ability to achieve its financial and operational objectives depends on its ability to continue to attract, integrate, retain and motivate highly qualified technical and customer support personnel. A competitive environment exists for attracting such personnel. If the Company expands operations, additional employees may be necessary.

ITEM 2.  PROPERTIES

The Company's principal executive office is located in Austin, Texas in approximately 3,900 square feet of leased office space. The company relocated to new office space in June, 2002 and signed a short-term sub-lease with Catapult Systems, Inc. On December 2, 2002 the Company entered into a two-year lease agreement with Avallon-Braker, LTD. The monthly lease rate is $5,852. The company believes that its facilities are adequate for the Company's current operations and that additional leased space can be obtained if needed.

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

Cause No. 3:OLV343LN:United States District Court, Southern District of Mississippi. David Buck vs eClickMD. Inc. The lawsuit, filed on May 8, 2001 alleges breaches of severance in an employment agreement. David Buck is seeking damages of up to $197,200. The company has reached a settlement with David Buck as of November 11, 2002 in the amount of $40,000, with $10,000 paid immediately upon completion of the settlement documents and the remaining $30,000 payable over an 18 month period in equal monthly installments. At December 31, 2002 the Company had recorded a liability of $30,000.

On October 17, 2001, in the United States District Court, Western District of Texas, Austin Division, the Company filed a counter suit against David Buck, Philip Mattingly, and John Griffin for breach of fiduciary duty, statutory and common law fraud, and conversion of corporate funds and assets. One or more of the defendants have been served. The Company has reached a settlement with John Griffin and agreed to release him from this suit. The Company has reached a settlement agreement with David Buck (reference Cause No. 3:OLV343LN) and agreed to release him from this suit. As of the date of this filing, the Company is working on a settlement arrangement with Philip Mattingly.

Cause No. A 01 CA 599 SS; United States District Court, Western District of Texas, Austin Division. eClickMD, Inc. v. Oxford Venture Fund, L.L.C. and Karim Rajani. On September 14, 2001, the Company filed a complaint alleging the defendants had received Company stock valued at over $1,525,000 for the purpose of collateralizing financing for the Company. The defendant sold a portion of the stock thereby converting it to their own use instead of using it for collateral. The Company sought compensatory damages, exemplary damages and injunctive relief. The defendant's appeared for a hearing to argue against the Court's in personam jurisdiction over them as well as to argue against the need for injunctive relief. On September 14, 2001, the Court granted a temporary injunction against the defendants making sales of the Company's stock. At the date of this filing, 1,800,000 shares are being restricted from transfer of which 600,000 shares are held in certificate form by the transfer agent. The defendants filed their answer in this matter but refused to cooperate in discovery. As a sanction, the court struck the Defendants' pleadings. On November 13, 2002 the court entered a default judgment against the Defendants and called for a hearing on damages. The parties appeared through counsel of record. On November 26, 2002 the court Ordered, Adjudged and Decreed that eClickMD, Inc. have and recover judgment of and against Oxford Venture Partners, LLC and Karim Rajani, jointly and severally, in the sum of $1,019,250 plus interest at the rate of 1.51 percent per annum from the date of judgment until paid; plus $250,000 in punitive damages; plus $19,000 in attorney's fees and all costs of suit. The Defendants have filed a notice of appeal and their appellate brief was due on May 5, 2003. As of this date, Defendants have not filed their brief and are at risk of defaulting on the appeal. The Court ordered the Defendants to return their eClickMD, Inc. stock, delivering same to the United States Marshall in Austin, Texas. About half of the shares have been returned to date and same will be sold at auction by the United States Marshall's office in the near future. Once the stock has been sold, the proceeds will be applied to the Judgment balance and eClickMD, Inc. will continue its efforts to collect on the judgment.

Cause No. 67-190588-01: 67th Judicial District Court of Travis County, Texas. Fred Klutts vs. LEP Capital & Consulting Inc., John W. Pittman, eClickMD, Inc. (formerly Link.Com). Lawsuit filed for collection of LEP Capital and Consulting, Inc. promissory note payable to Fred Klutts totaling $40,000 plus accrued interest. A "No-Answer Final Default Judgment" was rendered upon the defendants on January 29, 2002. eClickMD, Inc. settled the matter with the plaintiff on August 5, 2002 and arranged a pay-out plan over time for the promissory note payable plus accrued interest. Accordingly, at December 31, 2002 the Company had recorded a liability in the amount of $7,596 for the balance of payments plus accrued interest due on the note.

Cause No. 263219; GTECH Corporation v. eClickMD, Inc. f/k/a Link.com; County Court at Law No. 1, Travis County, Texas. Lawsuit filed for collection of past due rent obligation plus attorney's fees. On September 11, 2002 the Company issued a Promissory Note to GTECH Corporation in the amount of $64,618 with interest at 6% in accordance with a legal settlement agreement reached in the matter of GTECH Corporation versus eClickMD, Inc. f/k/a/ Link.com, Inc. Upon execution of the note, payments for the balance of the note are being made monthly at $2,500 per month until the balance and applicable interest is paid in full. The first payment was made on September 15, 2002. The Promissory Note also stipulated that upon receipt of any funding in the amount of $1,000,000 to eClickMD, Inc. the monthly payment would increase to $5,000 per month until the balance and applicable interest is paid in full. The increased amount would be due on the 15th of the month following receipt of the funding. At December 31, 2002 the Company had a liability recorded in the amount of $55,517 for the balance of payments plus accrued interest due on the note.

On or about May 1, 2002, the Company received information regarding Cause No. 2002-21897; 1240 Blalock, Inc. and Barry Pulaski vs. Marion Robert Rice, Link.Com, Inc. and eClickMD, Inc. Lawsuit filed for collection of amounts owed on a Debenture agreement dated September 23, 1999 in the amount of $55,000 plus accrued interest of approximately $8,237. The plaintiffs also demanded reasonable attorney's fees and court costs. On December 11, 2002, eClickMD, Inc. entered into a settlement agreement with plaintiffs. The settlement was in the form of cash and a promissory note. eClickMD, Inc. paid plaintiffs $10,000 on December 11, 2002 and delivered to the plaintiff a 12 month, 12% promissory note in the principal amount of $53,237.

On or about March 28, 2003, the Company received information regarding Cause No. 342--198107-03; Joe Fuqua, Paula Fuqua, Steven Fuqua, and Scott Fuqua vs. LEP Capital & Consulting Inc., John W. Pittman, Link.Com k/n/a eClickMD in the 342nd Judicial District Court of Travis County, Texas. Lawsuit filed for collection of LEP Capital and Consulting, Inc. promissory notes payable to Joe Fuqua, Paula Fuqua, Steven Fuqua, and Scott Fuqua totaling $80,000 plus accrued interest. The Company filed its original answer to this suit on April 18, 2003 and denied each and every, all and singular, the allegations contained in the Plaintiff's Original Petition and demands strict proof thereof, by a preponderance of the evidence.

On or about August 14, 2002, the Company received information regarding Cause No. 263605; IOS Capital, LLC f/k/a IOS Capital, Inc. vs. eClickMD, Inc., In the County Court at Law Number Two of Travis, County Texas; Lawsuit filed to recover monetary damages currently due and owed by eClickMD, Inc. as a result of a breach of an equipment lease agreement in the amount of $33,051 plus interest, court fees and attorney's fees. This suit was settled in December, 2002 for $17,775 with $3,000 paid on December 19, 2002 and the balance of $14,775 to be paid over ten months in equal monthly payments, without interest, with the first payment due on or before the 15th of each succeeding month until the sum of $14,775 is paid in full, at which time IOS Capital will execute a full release of the judgment.

On or about October 18, 2002, Merrill Lynch, Pierce, Fenner & Smith, Inc. ("Merrill") filed a Verified Complaint in the Supreme Court, New York County, Index Number 603826/02, against eClick MD, Inc. ("eClick"), Oxford Venture Partners, LLC, Karim Rajani ("Rajani") and Fidelity Transfer Company ("Fidelity"). Said Verified Complaint was served on or about October 30, 2002. Thereafter, on or about April 4, 2003, Merrill served an Amended Verified Complaint. In the Amended Verified Complaint Merrill alleged causes of action against eClick for negligent misrepresentation and conversion. Merrill seeks $171,742 in damages, jointly and severally, plus interest, costs and attorneys' fees. When Rajani defaulted in the case Merrill moved to discontinue its state court action without prejudice in order to recommence its case in federal court based upon the diversity of citizenship of the non-defaulting parties. eClick did not oppose the motion and has been granted an extension of time to answer the Complaint sine die (without date) until such time as the Court makes a determination on Merrill's motion, as well as on Fidelity's Motion to Dismiss based upon lack of personal jurisdiction. Both motions are currently pending before the Court. eClick intends to vigorously defend this action.

On or about March 31, 2003, the Company received information regarding Docket Number DC-000669-03 in the Superior Court of New Jersey Law Division: Hudson County Special Civil Part for PR Newswire Association, Inc. vs. eClickMD, Inc. Lawsuit filed for collection of past due account payable of $4,655 together with lawful interest, costs of suit and such other and further relief as the Court deems just and proper. At December 31, 2002 the Company has an account payable of $4,655 recorded on its books. As of the date of this filing, the Company has not responded to this matter.

On or about February 18, 2003, the Company received information regarding Cause Number 37839 in the Justice Court Precinct No. 1, Place No. 2, in Taylor County, Texas for McGriff, Seibels, & Williams of Texas, Inc. vs. eClickMD, Inc. Lawsuit filed for collection of past due accounts payable for $1,533 plus attorney fees and court costs. At December 31, 2002, the Company does not have an account payable specifically recorded. As of the date of this filing, the Company has not responded to this matter.

On May 13, 2003, eClickMD, Inc. (the "Company") filed a voluntary petition under chapter 11 of title 11, United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Western District of Texas (the "Bankruptcy Court") (Case No. 03-12387). The Company remains in possession of its assets and properties, and continues to operate its business and manage its properties as debtors-in-possession pursuant to sections 1107(a) and 1108 of the Bankruptcy Code.


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

         Fiscal Year 2002                    High           Low
         -------------------------------------------------------
         Quarter ended March 31              $.95          $0.25
         Quarter ended June 30               $.51          $0.22
         Quarter ended September 30          $.32          $0.11
         Quarter ended December 31           $.20          $0.11

As of December 31, 2002, the Company had 1,126 holders of record of its Common Stock.

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

                               Recent Developments

On May 13, 2003, eClickMD, Inc. (the "Company") filed a voluntary petition under chapter 11 of title 11, United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Western District of Texas (the "Bankruptcy Court") (Case No. 03-12387). The Company remains in possession of its assets and properties, and continues to operate its business and manage its properties as debtors-in-possession pursuant to sections 1107(a) and 1108 of the Bankruptcy Code.

For further information, see Footnote Q in the accompanying Notes to the Consolidated Financial Statements.

                              Results of Operations

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Revenues

eClickMD, Inc. Revenues totaled $322,586 for the year ended December 31, 2002 versus $438,708 for the year ended December 31, 2001. This decrease in revenue of $116,122, or 26%, is primarily the result of the following:

1.) Fewer customers were billed in Year 2002 as a result of a year-end review of accounts receivable at December 31, 2001, where a significant number of customers with aged receivable balances were assigned former client status.

2.) The company maximized available resources in Year 2002, therefore fewer sales and marketing programs existed.

3.) Due to a change in the Company's billing model, in Year 2002, Physicians were no longer charged $35/month to use the software.

4.) Due to the bankruptcy of a premier customer, Interlink Home Health, in 2002, Safehaven revenue is lower; Interlink Home Health was the exclusive customer of the Net.Care (Oasis) product and is no longer using the service.

Costs and Expenses

eClickMD, Inc. Costs and Expenses totaled $2,722,725 for the year ended December 31, 2002 versus $2,603,017 for the year ended December 31, 2001. This increase in costs and expenses of $119,708, or 5% is primarily the result of the following:

1.) Higher bad debt expense resulting from the write-off of receivables for the purchase of equity from directors, officers, employees and contractors, totaling $275,794 that were deemed to be uncollectible in the third quarter of 2002.

2.) Partially offsetting these higher expenses were lower financial and management consulting expenses of $69,428 in year 2002 resulting from expenses incurred in year 2001 for placement fees and stock options issued for services related to the private placement financing that occurred in the forth quarter of year 2001 and lower payroll expenses of $99,845 resulting from fewer employees on payroll during 2000.

Other Income

eClickMD, Inc. other expense totaled $5,951 for the year ended December 31, 2002 versus other income of $5,964 for the year ended December 31, 2001. This increase in expense of $11,915 is primarily due to the write-off of interest receivable on notes receivable for the purchase of equity from directors, officers, employees and contractors, that were deemed to be uncollectible, during the third quarter of 2002.

Interest Expense

eClickMD, Inc. interest expense totaled $467,125 for the year ended December 31, 2002 versus interest expense of $1,780,340 for the year ended December 31, 2001. This decrease in expense of $1,313,215 is primarily due to expenses incurred in the fourth quarter of 2001 for the beneficial conversion features of $766,185 and stock options of $451,204 related to the issuance of debt (private placement financing) that occurred in the fourth quarter of 2001.


                         Liquidity and Capital Resources

Net cash used by operating activities for the year ended 2002 and 2001 was $1,634,811 and $1,586,522, respectively. Increased net uses of cash in 2002 resulted primarily from lower revenues and higher operating expenses resulting from hiring in the areas of management and sales in the fourth quarter of 2001.

Net cash provided by financing activities of $1,440,434 in 2002 and $1,871,077 in 2001 consisted primarily of borrowings on convertible notes payables and debentures, exercise of stock options for cash and other borrowings of notes payable, including related parties in 2002 and 2001.

At December 31, 2002 the Company had outstanding convertible notes totaling $100,000 which were issued in 1999 with a conversion rate of $2.00 per share, $585,000 of convertible notes issued in 2000 with a conversion rate equal to the principle plus accrued interest at the conversion date divided by the price per share of equity instruments sold in the next financing transaction, $608,695 of convertible notes issued in 2001 with a conversion rate of the lower of $1.00 per share of common stock or 80 percent of the fair market value of the common stock, $128,075 of convertible notes issued in 2001 with a conversion rate equal to the lesser of a 12.5% discount to the market price or $1.50 per share and $607,059,of convertible notes issued in 2002 with a conversion rate equal to the lesser of $1.25 per share or 150% of the market price.

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

The aggregate gross proceeds of the financing were $607,059. The Company paid commissions of 7%, paid certain expenses of the financing and realized net proceeds of approximately $545,581 on the financing. In the financing, the Company issued an aggregate of $607,059 of principal amount of 7.5% senior promissory notes having a 180 day maturity. The Notes are convertible into common stock at the lower of $1.25 per share or 150% of the stock price on the conversion date. The placement agent and investors in the financing received warrants to purchase an aggregate of 338,949 shares of common stock at an exercise price of $.75 per share. These warrants expire in June through August of 2007. In addition, the placement agent and investors in the financing received shares of common stock totaling 365,022 shares.

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

Pursuant to the Placement Agency Agreement ("the September 30th Agreement") dated September 30th, 2002 with Gryphon Financial Securities Corporation (the Placement Agent), the Company received funds through a private placement. Aggregate gross proceeds of the financing through November 13, 2002 were $750,000. The Company paid commissions of 8.5%, paid certain expenses of the financing and realized net proceeds of approximately $616,387 after repayment of the September 27, 2002 Promissory Note to Gryphon Opportunities Fund I, LLC, in the amount of $40,000 plus accrued interest. In the financing the company issued an aggregate of 75 shares of Series A Preferred Stock, $10,000 per share. The placement agent and the investor in the financing received warrants to purchase an aggregate of 740,001 shares of common stock at an exercise price of $1.00 per share with 240,000 warrants issued to the Placement Agent and 500,001 warrants issued to the investor. These warrants expire in October and November of 2007.

The holders of the Series A Convertible Preferred Stock, par value $.001, stated value $10,000 per share, shall vote together with the common stock holders as a single class with each preferred share having the number of votes equal to the largest whole number of shares of Common Stock into which such Preferred Share could be converted, at the record date for the determination of the shareholders entitled to vote on such matters. Subject to certain anti-dilution adjustments, the conversion price of each Preferred Share shall be $0.50. In the event of any liquidation of the Company, the holders of the Preferred Shares shall be entitled to receive out of the assets of the Company, legally available for distribution therefrom, before any amount shall be paid to holders of any of the capital stock of the Company of any class junior in rank to the Preferred Shares in respect of the preferences as to the distributions and payments on the liquidation, dissolution, winding up of the Company, an amount equal to $10,000 per Preferred Share subject to certain adjustments. All shares of Common Stock shall be of junior rank to all Preferred Shares as to the preferences and distributions and payments upon liquidation, dissolution and winding up of the Company. The rights of the shares of Common Stock shall be subject to the preferences and relative rights of the Preferred Shares.

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

The Company recently petitioned for protection under Chapter 11 of the United States Bankruptcy Code. For further information, see Footnote Q in the accompanying Notes to the Consolidated Financial Statements.

                                    Inflation

The Company believes that inflation generally has not had a material impact on its operations or liquidity to date.

ITEM 7.  FINANCIAL STATEMENTS

The consolidated financial statements of the Company are included herein beginning on page F-1.


                                    PART III

ITEM 8. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the age and position of each of the Company's executive officers, directors and key employees at December 31, 2002:

Name                     Age     Position
-----                    ---     --------

Richard F. Corlin, MD    62      Chairman of the Board of Directors and Chief
                                 Medical Officer

Marion Robert Rice       49      Chief Executive Officer, President and Director

Robert Woodrow           61      Chief Operations Officer and Director

Neil Burley              42      Chief Financial Officer

Jason Streit             30      Chief Technology Officer

Gary Humberson           49      Director

Allen Stamy              61      Director


Richard F. Corlin, MD has been a director of eClickMD since September 23, 2000, and became Chairman of the Board of Directors and Chief Medical Officer in August, 2002. He is a gastroenterologist in private practice in Santa Monica, California,and was elected President-Elect of the American Medical Association
(AMA) in June 2000. Prior to becoming President-Elect, Dr. Corlin served as Speaker of the AMA's House of Delegates for five years. He has been active in the affairs of the AMA for the past twenty years, having served for nine years as a member and then Chair of the AMA Council on Long Range Planning and Development. In 1992, the Secretary of Health and Human Services, Dr. Louis Sullivan, invited Dr. Corlin to serve as a member of the Advisory Committee to the Director of the National Institute of Health. Dr. Corlin served as President of the California Medical Association (CMA) from 1992 to 1993, was Vice Speaker and Speaker of the CMA House of Delegates for nine years, and a member of its Board of Trustees for twelve years and chaired numerous committees of the CMA including the Finance Committee, the Liaison Committee to State Hospital medical staffs, and was an active member of the CMA Speakers Bureau on tort reform. Dr. Corlin is a graduate of Rutgers University, and received his M.D. degree from Hahnemann Medical College. Following residency training at Hahnemann, Dr. Corlin served as a Lt. Commander in the USPHS, Heart Disease and Stroke Control Program from 1968 to 1970, and then took a gastroenterology fellowship at UCLA. He is a fellow of the American College of Physicians, is a member of both the American Gastroenterology Association and the American Society of Internal Medicine, and is a past President of the Southern California Society of Gastrointestinal Endoscopy. He is also the Chairman of the Audio Digest Foundation, and is an assistant clinical professor at the University of California-Los Angeles School of Medicine.

Marion Robert (Bob) Rice is a co-founder of eClickMD, Inc. and served as our Chairman from September 1999 through August 2002 and as our Chief Executive Officer from September 1999 through April 2003. From 1993 to 1999, Mr. Rice was a co-founder and Chief Executive Officer of Centratex Support Services, Inc., a provider of homecare management consulting and billing services. In 1993, Mr. Rice also co-founded Brady Health Care Services, Inc., a corporation providing regional home care nursing services. In 1990, Mr. Rice founded Countywide Insurance, a regional all-line insurance agency. In 1996, he co-founded and served as President of Venture Information Systems LLC, a software development company which developed the Company's original product, DocLink. In 1998, he founded and served as President of National Health Care Information Systems, LLC.

Bob Woodrow joined the board of directors in May, 2002 and has served as our Chief Operating Officer since September 2002. Mr. Woodrow has been an advisor and member of the Board of Directors of numerous early stage information technology companies during the past 15 years, including most recently Syrinex Communication Corporation and Voice Technology Group which was later acquired by Intel Corporation. He last served as President and CEO of VMI, a leading learning systems and market research company. He has also held offices of CFO and COO at global software and professional services leading Compuware. He has also held chief technology positions at Continental Information Systems and Agway. He has been a visiting Professor at Syracuse University's Graduate School of Management and was Chairman of the Curriculum Board while he completed his Ph.D. curriculum requirements. He holds a B.S. from Bentley College and an M.B.A. from Cornell University.

Neil Burley has served the Company as Chief Financial Officer since July 2002. Mr. Burley is primarily responsible for the development of the Company's financial model, optimization of cash flow and all aspects of finance and accounting. He is a well-seasoned financial executive with over 20 years of experience. Mr. Burley spent a significant amount of time at Pennzoil Company where he held a variety of accounting and finance positions, including responsibility for all internal and external (SEC) financial reporting for the Manufacturing and Marketing Divisions. He joined Compaq Computer Corporation in April 1996, and served as Director of Corporate Financial Planning and Analysis in his last year at Compaq. In this role he functioned as a senior financial advisor to the Chief Financial Officer and Corporate Controller of this Fortune 500 Company. He led a professional team in the development and preparation of consolidated financial reports, board presentations, speech materials, quarterly budgets, earnings targets and financial forecasts for all company regions and business units. In May 2000, he left Compaq to accept equity participation and a senior management role as VP Finance and Controller in the start-up of a managed data storage services company, StorageProvider, Inc. In this role he assumed financial leadership responsibility for the strategic planning, staffing, budgeting, and management of the entire finance and accounting infrastructure. Mr. Burley graduated from Louisiana State University and is a Texas Certified Public Accountant.

Jason Streit has served the company as Chief Technology Officer since November 2000. Mr. Streit is primarily responsible for the design and execution of eClickMD's technology platform. Mr. Streit's background in information systems development is well regarded in the consulting industry. Prior to joining eClickMD, Mr. Streit worked at Raymond James Consulting where he became Feature Lead for Dell Computer Corporation and implemented coding standards and best practices. In 1996, he spent three years working with USAA Insurance as Lead Consultant and implemented coding and design standards still used within the organization today. Previous to 1996, Mr. Streit worked with Lockheed Martin on applications using Visual Basic, Access, and Crystal reports, and as an independent contractor who developed a Visual Basic program that used Access as a database to provide a GUI grade book with day-planner utilized by classroom teachers.

Gary Humberson has been a director of eCliCkMD, Inc. since December 31, 2000. Mr. Humberson's extensive background in operation, sales, and marketing in the health care and insurance industries has afforded him the expertise and experience to serve as a wealth of knowledge for companies in the industry. He served as the President and CEO of Interlink Home Health Care, Inc., a home health services company, from January 1999 to May 2002. There he was responsible for the oversight of the clinical and financial well being of the company with 14 offices located in Texas, Louisiana, and Colorado with revenue exceeding $28 million annually. Prior to Interlink, he served as National Marketing Director at Centratex, Inc.and was responsible for the marketing of Centratex's billing, management and consulting services to home health care companies throughout the Southwest. Mr. Humberson also spent several years with National Health Insurance Company where he served as a Divisional Marketing Director marketing health, life, disability and dental insurance programs within the states of Texas and Oklahoma to individual and small businesses. He was also responsible for the development and marketing efforts of a fifty-person sales team.

Allen (Al) Stamy has been a director of eClickMD, Inc. since August, 2002. From February 1996 to the present, Mr. Stamy has served as the President and Chief Operating Officer and more recently Chief Executive Officer of Audio-Digest Foundation in Glendale, California a preeminent provider of high quality continuing medical education to healthcare professionals. Here he has overseen continual sales growth and increased profitability through strategies of growth by performance and acquisition to create an enterprise comprised of over 150 employees and with revenues of $24 Million. In his role, Al also provides management oversight to Marathon Multimedia, a leading provider of information management solutions to medical societies as well as CME Unlimited, a medical conference capture and e-commerce business. Prior to joining Audio-Digest Foundation, Al worked in education and technology industries where he has had extensive experience in sales, product management, marketing and general management. He previously worked for companies such as National Computer Systems, Science Research Associates and IBM Corporation where he managed a full product line including significant new product development. He distributed products through a national direct sales force, direct response marketing and through complementary third-party distribution channels. He specialized in opening the Pacific Rim markets for IBM's small computers and peripherals and managed the small system product portfolio for maximum profitability. Al earned a Bachelor of Business Administration from the University of Iowa and a Master's of Business Administration from the University of Chicago. He attended the Columbia University Executive Program, the IBM Senior Management Program and a broad range of corporate schools on competitive strategies, marketing, quality management, and leadership. In addition, Al serves on several boards and committees related to his industry.

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

ITEM 10. EXECUTIVE COMPENSATION

                        ---------Annual Compensation---------   ---------Long-Term Compensation----------

                                                                Restricted  Common Shares
                                                                  Stock      Underlying
                                                    Other         Awards   Options Granted
Name and                                           Annual                                     All Other
Position                Year   Salary    Bonus   Compensation   (# shares)   (# Shares)      Compensation
---------               ----   ------    -----   ------------   ----------   ----------      ------------
Marion R. Rice (1)      2002   $90,938    -0-         -0-          -0-          -0-               -0-
CEO and Director        2001   $90,000    -0-         -0-          -0-          -0-               -0-
                        2000   $90,000    -0-         -0-          -0-          -0-               -0-

Andy W. McBee (2)       2002   $ -0-      -0-         -0-          -0-          -0-               -0-
Asst. Secretary         2001   $ -0-      -0-         -0-          -0-          -0-               -0-
Director                2000   $32,500    -0-         -0-          -0-          -0-               -0-

Dr. Richard Corlin(3)   2002   $ -0-      -0-         -0-          -0-        150,000             -0-
Chairman and Chief      2001   $ -0-      -0-         -0-          -0-          -0-               -0-
  Medical Officer       2000   $ -0-      -0-         -0-          -0-        100,000             -0-

Gary Humberson (4)      2002   $ -0-      -0-         -0-          -0-          -0-               -0-
Director                2001   $ -0-      -0-         -0-          -0-        100,000             -0-
                        2000   $ -0-      -0-         -0-          -0-          -0-               -0-

Allen Stamy(5)          2002   $ -0-      -0-         -0-          -0-        100,000             -0-
Director                2001   $ -0-      -0-         -0-          -0-          -0-               -0-
                        2000   $ -0-      -0-         -0-          -0-          -0-               -0-

Robert Woodrow (6)      2002   $16,000    -0-         -0-        250,000      600,000             -0-
Director and Chief      2001   $ -0-      -0-         -0-          -0-          -0-               -0-
  Operating Officer     2000   $ -0-      -0-         -0-          -0-          -0-               -0-

(1) Mr. Rice has served as President and Chief Executive Officer of eClickMD, Inc. since its Reorganization in September, 1999 through April 2003. Mr. Rice received cash compensation in Year 2001 of $7,500 and he accrued additional salary of $82,500 through December 31, 2001. Mr. Rice received cash compensation in Year 2002 of $42,188 and he accrued additional salary of $48,750 through December 31, 2002. Mr. Rice resigned as CEO of the Company on April 22, 2003 and remains on the board of directors.

(2) Mr. McBee served as a director and Assistant Secretary from September 1999 through November 2002. Mr. McBee resigned from the board of directors on November 25, 2002.

(3) Dr. Corlin has served as a director since September 23, 2000. He holds options to purchase 100,000 shares of common stock issued pursuant to the Company's 2000 Director's Option Plan. The options have an exercise price of $0.15 per share and expire August 2004. As renumeration for accepting the position of Chief Medical Officer, effective August 2002, Dr. Corlin was issued 150,000 common stock purchase warrant shares, each of 5 years duration and with an initial exercise price of $1.00 per share.

(4) Gary Humberson has served as a director since October 2, 2001. He was granted options to purchase 100,000 shares of common stock issued pursuant to the Company's 2000 Director's Option Plan. The options have an exercise price of $0.30 per share and expire October 2005. Mr. Humberson resigned from the board of directors on April 16, 2003.

(5) Allen Stamy has served as a director since August 8, 2002. He was granted options to purchase 100,000 shares of common stock issued pursuant to the Company's 2000 Director's Option Plan. The options have an exercise price of $0.16 per share and expire August 2006.

(6) Robert Woodrow has served as a director since May 13, 2002. He was granted options to purchase 100,000 shares of common stock issued pursuant to the Company's 2000 Director's Option Plan. The options have an exercise price of $0.40 per share and expire May 2006. Mr. Woodrow has served as Chief Operating Officer since September 1, 2002. For his services as Chief Operating Officer, Mr. Woodrow was hired as an outside consultant. He was paid $4,000 per month in cash compensation plus all reasonable travel and other expenses relating to the execution of his duties. In addition, on September 1, 2002 he received 250,000 shares of common stock and he was granted an option to purchase 500,000 shares of common stock at $1.00 per share. These options vest only upon the milestone of 100,000 patient census and have a four-year life.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company's common stock as of December 31, 2002 by (i) each of our Directors, (ii) each of our Executive Officers, (iii) each person who is known by us to own beneficially more than 5% of the common stock and (iv) all Directors and Officers as a group.

Name                                      Number of Shares     Percentage
----                                      ----------------     ----------
Richard F. Corlin, MD (1)                       250,000            1.2%
Marion Robert Rice                            3,533,725           16.7%
Robert Woodrow  (2)                             850,000            4.0%
Neil Burley  (3)                                200,000            0.9%
Jason Streit  (4)                               500,000            2.4%
Gary Humberson (5)                              100,000            0.5%
Allen Stamy  (6)                                100,000            0.5%
Andy Wade McBee (7)                           2,370,701           11.2%
Donald Deshotels                              1,081,172            5.1%
Sandra Denise Deshotels                       1,004,917            4.7%
Sheila Kay Hemphill                           1,539,589            7.3%
Gryphon Opportunities Fund I, LLC (8)         3,134,075           14.8%

All Directors and Officers as a Group 7,904,426.

     (1) Includes currently exercisable options to purchase 75,000 shares of common stock granted under the Company's 2000 Director's Option Plan and 150,000 common stock purchase warrants
     (2) Includes currently exercisable options to purchase 25,000 shares of common stock granted under the Company's 2000 Director's Option Plan
     (3) Includes currently exercisable options to purchase 100,000 shares of common stock granted under the Company's 2000 Stock Option Plan
     (4) Includes currently exercisable options to purchase 301,142 shares of common stock granted under the Company's 2000 Stock Option Plan
     (5) Includes currently exercisable options to purchase 50,000 shares of common stock granted under the Company's 2000 Director's Option Plan
     (6) Includes currently exercisable options to purchase 25,000 shares of common stock granted under the Company's 2000 Director's Option Plan
     (7) On February 14, 2003, in a litigation settlement, Andy Wade McBee "sold, assigned and transferred" to the Schlinger Foundation, a California nonprofit corporation, 1,970,701 shares of the common stock of eClickMD, Inc., standing in the name of Andy W. McBee on the books of the corporation; As a condition of the September 30, 2002, Placement Agency Agreement, Mr. McBee entered into a lock-up agreement restricting his sale or transfer of any shares of common stock, held in his name, for a one year period, subject to certain limitations
     (8) Excludes 277,012 shares of common stock owned by York Avenue Holding Corp, an affiliate of Gryphon Opportunities Fund I, LLC


The address for each of the above individuals is 3001 Bee Caves Road, Suite 250, Austin, Texas 78746, except for Mr. And Mrs. Deshotels whose address is 3232 Shaw Cemetary Road, Zachary, Louisiana, 70791 and Gryphon Opportunities Fund I, LLC whose address is 233 Fifth Avenue, Suite 5B, New York, New York, 10016.

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

Two shareholders, directors and officers of the Company also own stock of Centratex, Inc. (Centratex) and are also officers of that company. During 2001 and 2000, Centratex Inc. incurred expenses on behalf of eClickMD, Inc. of $19,236 and $8,000, respectively. Centratex, Inc. is a company owned by Marion Robert Rice, the Company's CEO and Andy McBee, a past director of the Company. The Company recorded an account payable to Centratex, Inc. in the amount of $19,284 and $19,236 at December 31, 2002 and 2001, respectively. Additionally, during 2001, the Company received proceeds of $37,000 through the issuance of three convertible notes to Centratex. The notes bear interest at 10% per annum, are convertible at $2.00 per share and matured in 2002. These notes are currently due on demand.

At December 31, 2002, the Company has an outstanding convertible note payable to an employee in the amount of $14,250. The note bears interest at 10% per annum, is convertible at $2.00 per share and matures in 2002. Additionally, during 2001 the Company issued a promissory note to this employee in settlement of a termination without cause claim for $27,083. This note bears interest at 10% per annum was due and payable on June 1, 2002. As of the date of this filing these two notes are in default, and are both due on demand.

The payable to related parties of $435,593 and $381,493 includes accrued officer compensation of $371,543 and $330,293 at December 31, 2002 and 2001, respectively.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

The following Exhibits are incorporated by reference to the filing or are included following the Index to Exhibits.

Number            Description
------            -----------

3.1      Articles of Incorporation of the Company (1)

3.2      Articles of Amendment to Articles of Incorporation (1)

3.3      Bylaws of Company (1)

10.1 The Agreement between the Company and Gryphon Opportunities Fund I, LLC Dated March 31, 2003

10.2 The Security Agreement between the Company and Gryphon Opportunities Fund I, LLC Dated March 31, 2003

10.3 The Senior Secured Promissory Note Date March 31, 2003 by and between The Company and Gryphon Opportunities Fund, I, LLC

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


ITEM 14. CONTROLS AND PROCEDURES

Based on their evaluation of the Company's disclosure controls and procedures as of a date within 90 days of the filing of this Report, the Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect such controls subsequent to the date of evaluation.

                         eClickMD, Inc. and Subsidiaries

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                         eClickMD, Inc. and Subsidiaries

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                            Page
                                                                            ----

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS.......................... F-1

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets at December 31, 2002 and 2001................... F-2

Consolidated Statements of Operations for the years
   ended December 31, 2002 and 2001......................................... F-4

Consolidated Statement of Changes in Shareholders' Deficit for
   the years ended December 31, 2002 and 2001............................... F-5

Consolidated Statements of Cash Flows for the years ended
   December 31, 2002 and 2001............................................... F-6

Notes to Consolidated Financial Statements.................................. F-7

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF eClickMD, INC.

We have audited the accompanying consolidated balance sheets of eClickMD, Inc. and Subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of operations, changes in shareholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of eClickMD, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As described in Note B, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced recurring losses and has liabilities significantly in excess of assets at December 31, 2002. The Company has generated recurring negative cash flows from operations. In addition, as described in Note Q, on May 13, 2003 the Company filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Western District of Texas. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Unless the Company obtains additional financing, it will not be able to meet its obligations as they come due and it will be unable to execute its long-term business plan. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KBA Group, LLP

Dallas, Texas
April 25, 2003, except for the last paragraph of Note Q for which the date is May 13, 2003

                         eClickMD, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2002 and 2001


                                        ASSETS
                                        ------

                                                                   2002         2001
                                                                ----------   ----------
Current assets
   Cash and cash equivalents                                    $   85,204   $  290,222
   Accounts receivable - trade, net of allowance for doubtful accounts of $29,843 and $31,706 at December 31, 2002 and
     December 31, 2001, respectively                                 7,590       16,543
   Other current assets                                             11,645        5,802
                                                                ----------   ----------
       Total current assets                                        104,439      312,567

Property and equipment, net of accumulated depreciation of
   $451,874 and $296,007 at December 31, 2002 and
   December 31, 2001, respectively                                 107,088      252,313
Deferred financing fees, net of accumulated amortization of
   $78,345 at December 31, 2002                                      7,309           --
Other Assets                                                        10,414           --
                                                                ----------   ----------

       Total assets                                             $  229,250   $  564,880
                                                                ==========   ==========


The accompanying notes are an integral part of these consolidated financial statements.

                                    eClickMD, Inc. and Subsidiaries

                                CONSOLIDATED BALANCE SHEETS - CONTINUED
                                      December 31, 2002 and 2001



                                 LIABILITIES AND SHAREHOLDERS' DEFICIT
                                 -------------------------------------

                                                                              2002            2001
                                                                          ------------    ------------
Current liabilities
   Line of credit                                                         $    360,000    $    360,000
   Current notes payable (including $220,247 and $130,060 to related
    parties at December 31, 2002 and December 31, 2001, respectively)          569,722         152,307
   Convertible notes and debentures - current maturities
    (including $51,250 to related parties), net of unamortized debt
    discount of $9,769 at December 31, 2002                                  2,019,060         174,350
   Customer deposits                                                             1,325              --
   Payable to related parties                                                  435,593         381,493
   Accounts payable (including $4,044 and $19,230 to related parties at
    December 31, 2002 and December 31, 2001, respectively)                     858,060         904,394
   Accrued payroll tax liabilities                                              16,378         129,649
   Capital lease obligation payable - current maturities                        78,995              --
   Accrued liabilities                                                         369,213         213,294
                                                                          ------------    ------------
      Total current liabilities                                              4,708,346       2,315,487

Capital lease obligation, net of current portion                               116,950              --

Long-term notes payable (including $64,810 to a related party at
 December 31, 2001)                                                             35,513         123,805

Long-term convertible notes and debentures                                          --       1,919,116

Commitments and Contingencies
(Notes B, G and P)

Shareholders' deficit
   Preferred stock - $0.001 par value; 15,000,000 shares authorized,
    75 shares issued and outstanding at December 31, 2002                           --              --
   Common stock - $0.001 par value; 50,000,000 shares authorized,
    21,190,688 and 17,121,368 shares issued and outstanding at
    December 31, 2002 and December 31, 2001, respectively                       21,191          17,121
   Additional paid-in capital                                                6,855,739       5,100,419
   Receivable for the purchase of equity                                            --        (275,794)
   Accumulated deficit                                                     (11,508,489)     (8,635,274)
                                                                          ------------    ------------
      Total shareholders' deficit                                           (4,631,559)     (3,793,528)
                                                                          ------------    ------------

      Total liabilities and shareholders' deficit                         $    229,250    $    564,880
                                                                          ============    ============


The accompanying notes are an integral part of these consolidated financial statements.

                           eClickMD, Inc. and Subsidiaries

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                   For the Years Ended December 31, 2002 and 2001


                                                             2002            2001
                                                         ------------    ------------

Revenues                                                 $    322,586    $    438,708

Operating expenses
   Cost of revenues                                           257,206         283,890
   Research & development costs                                58,460         125,427
   Selling, general & administrative                        2,407,059       2,193,700
                                                         ------------    ------------

   Operating loss                                          (2,400,139)     (2,164,309)

Other income (expense)                                         (5,951)          5,964
Interest expense                                             (467,125)     (1,780,340)
                                                         ------------    ------------
   Net loss                                              $ (2,873,215)   $ (3,938,685)
                                                         ============    ============

Net loss per common share - basic and diluted            $      (0.14)   $      (0.28)
                                                         ============    ============

Weighted-average number of common shares outstanding -     19,963,733      14,005,640
   basic and diluted                                     ============    ============


The accompanying notes are an integral part of these consolidated financial statements.

                                             eClickMD, Inc. and Subsidiaries

                               CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER'S DEFICIT
                                     For the years ended December 31, 2002 and 2001


                                                       Preferred Stock                 Common Stock           Additional
                                                 ---------------------------   ---------------------------     Paid-in-
                                                    Shares         Amount         Shares         Amount         Capital
                                                 ------------   ------------   ------------   ------------   ------------
Balances at December 31, 2000                              --   $         --     11,875,289   $     11,875   $  1,313,748
  Issuance of common stock for services                    --             --      2,215,000          2,215        140,835
  Issuance of stock options and warrants
    for services                                           --             --             --             --        264,198
  Conversion of notes payable                              --             --      1,548,919          1,549      1,522,645
  Exercise of options for cash                             --             --        213,544            214         31,818
  Exercise of options for notes                            --             --      1,268,616          1,268        272,526
  Deferred financing fees                                  --             --             --             --        337,260
  Embedded beneficial conversion
    feature of convertible notes                           --             --             --             --      1,217,389
  Net loss for the year                                    --             --             --             --             --
                                                 ------------   ------------   ------------   ------------   ------------
Balances at December 31, 2001                              --             --     17,121,368         17,121      5,100,419
  Exercise of options for cash                             --             --        301,333            302         68,698
  Conversion of notes payable                              --             --      2,843,045          2,843        605,853
  Issuance of warrants in connection
    with debt financing                                    --             --             --             --         80,340
  Common stock issued with
    convertible debentures                                 --             --        424,942            425         96,040
  Issuance of stock options for services                   --             --             --             --         33,309
  Issuance of common stock for services                    --             --        500,000            500        219,500
  Write-off of receivables for the purchase of
    equity                                                 --             --             --             --             --
  Issuance of preferred stock in connection
    with private placement                                 75             --             --             --        750,000
  Direct expenses incurred in connection with
    the issuance of equity                                 --             --             --             --        (98,420)
  Net loss for the year                                    --             --             --             --             --
                                                 ------------   ------------   ------------   ------------   ------------
Balance at December 31, 2002                               75   $         --     21,190,688   $     21,191   $  6,855,739
                                                 ============   ============   ============   ============   ============


                                                 Accumulated        Notes
                                                   Deficit        Receivable         Total
                                                 ------------    ------------    ------------
Balances at December 31, 2000                    $ (4,696,589)   $     (2,000)   $ (3,372,966)
  Issuance of common stock for services                    --              --         143,050
  Issuance of stock options and warrants
    for services                                           --              --         264,198
  Conversion of notes payable                              --              --       1,524,194
  Exercise of options for cash                             --              --          32,032
  Exercise of options for notes                            --        (273,794)             --
  Deferred financing fees                                  --              --         337,260
  Embedded beneficial conversion
    feature of convertible notes                           --              --       1,217,389
  Net loss for the year                            (3,938,685)             --      (3,938,685)
                                                 ------------    ------------    ------------
Balances at December 31, 2001                      (8,635,274)       (275,794)     (3,793,528)
  Exercise of options for cash                             --              --          69,000
  Conversion of notes payable                              --              --         608,696
  Issuance of warrants in connection
    with debt financing                                    --              --          80,340
  Common stock issued with
    convertible debentures                                 --              --          96,465
  Issuance of stock options for services                   --              --          33,309
  Issuance of common stock for services                    --              --         220,000
  Write-off of receivables for the purchase of
    equity                                                 --         275,794         275,794
  Issuance of preferred stock in connection
    with private placement                                 --              --         750,000
  Direct expenses incurred in connection with
    the issuance of equity                                 --              --         (98,420)
  Net loss for the year                            (2,873,215)             --      (2,873,215)
                                                 ------------    ------------    ------------
Balance at December 31, 2002                     $(11,508,489)   $         --    $ (4,631,559)
                                                 ============    ============    ============


The accompanying notes are an integral part of this consolidated financial statement.

                                        eCLICKMD, INC. AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF CASH FLOWS For the Years Ended
                                          December 31, 2002 and 2001


                                                                                      2002            2001
                                                                                  ------------    ------------
Cash flows from operating activities
   Net loss                                                                       $ (2,873,215)   $ (3,938,685)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation                                                                     155,867         154,549
      Bad Debt Expense                                                                 333,769          70,954
      Stock issued for services                                                        220,000         143,050
      Fair value of stock options issued for services                                   33,309         264,198
      Write-off of receivable for the purchase of equity                               275,794              --
      Amortization of deferred financing fees                                           78,345         418,272
      Amortization of debt discount                                                     97,862       1,217,389
      Gain on settlement of liability                                                   (6,240)             --
      Litigation settlement                                                             30,000              --
   Increases and decreases in working capital accounts:
      Accounts receivable - trade                                                     (324,817)        (75,439)
      Other current assets                                                              (5,843)         (5,451)
      Other assets                                                                     (10,415)
      Customer deposits                                                                  1,325         (18,830)
      Accounts payable                                                                 316,800          27,592
      Accrued liabilities                                                               42,648         155,879
                                                                                  ------------    ------------
         Cash flows used in operating activities                                    (1,634,811)     (1,586,522)

Cash flows from investing activities
   Purchases of property and equipment                                                 (10,641)           (932)

Cash flows from financing activities
   Bank overdraft                                                                           --         (37,240)
   Net payments on line of credit                                                           --         (40,000)
   Payments on capital lease obligation                                                (43,095)             --
   Payments on convertible notes payable and debentures                                (18,000)         (5,750)
   Cash paid for financing fees                                                        (61,478)
   Borrowings on convertible notes payable and debentures                              607,059       1,623,514
   Borrowings from related parties                                                      54,100         249,804
   Borrowings on notes payable (including $20,377 from related parties in 2002)        260,377         203,213
   Payments to related parties                                                              --         (38,500)
   Payments on notes payable                                                           (79,109)       (115,996)
   Proceeds from the issuance of preferred stock                                       750,000              --
   Expenses incurred in connection with the issuance of equity                         (98,420)
   Exercise of stock options                                                            69,000          32,032
                                                                                  ------------    ------------
      Cash flows provided by financing activities                                    1,440,434       1,871,077

Net increase (decrease) in cash and cash equivalents                                  (205,018)        283,623

Cash and cash equivalents, beginning of period                                         290,222           6,599
                                                                                  ------------    ------------

Cash and cash equivalents, end of period                                          $     85,204    $    290,222
                                                                                  ============    ============

Supplemental disclosures for cash flow information:
   Cash paid during the period for:
      Interest                                                                    $     18,968    $     77,982
                                                                                  ============    ============
      Income Taxes                                                                $         --    $         --
                                                                                  ============    ============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES
      Refinancing of equipment through capital lease                              $    239,039    $         --
                                                                                  ============    ============
      Refinance account payable through note payable                              $     64,618    $         --
                                                                                  ============    ============
      Refinance account payable through convertible note payable                  $     53,237    $         --
                                                                                  ============    ============
      Conversion of notes payable and accrued interest to common stock            $    608,696    $  1,524,194
                                                                                  ============    ============
      Warrants issued in connection with convertible debentures
       recorded as debt discount                                                  $     80,340    $         --
                                                                                  ============    ============
      Common stock issued in connection with convertible debentures               $     96,465    $         --
                                                                                  ============    ============
      Issuance of stock for notes receivable                                      $         --    $    273,794
                                                                                  ============    ============


The accompanying notes are an integral part of these consolidated financial statements.

                         eClickMD, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2002 and 2001


NOTE A - BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF THE BUSINESS
----------------------

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

PRINCIPLES OF CONSOLIDATION
---------------------------

The accompanying consolidated financial statements include the accounts of eClickMD, Inc., and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

CASH EQUIVALENTS
----------------

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

ALLOWANCE FOR DOUBTFUL ACCOUNTS
-------------------------------

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the customers to make required payments.

PROPERTY AND EQUIPMENT
----------------------

Property and equipment are recorded at cost. The Company provides for depreciation of its property and equipment using the straight-line method over the estimated useful life of the depreciable assets ranging from three to five years. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized.

Depreciation and amortization expense for the years ended December 31, 2002 and 2001 were $155,867 and $154,549, respectively.

                         eClickMD, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2002 and 2001


NOTE A - BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

SOFTWARE AND SOFTWARE DEVELOPMENT COSTS
---------------------------------------

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

Because the Company believes that its current process for developing software is essentially completed concurrently with the establishment of technological feasibility, no software development costs have been capitalized as of December 31, 2002.

DEFERRED FINANCING FEES
-----------------------

Deferred financing fees related to the notes payable are amortized on a straight-line basis over the term of the notes payable ranging from three to six months.

INCOME TAXES
------------

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

                         eClickMD, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2002 and 2001


NOTE A - BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

REVENUE RECOGNITION
-------------------

The Company recognizes revenue from the licensing of its software products in accordance with the terms of the licensing contracts. Software sales are recognized at the time of delivery. Maintenance and service revenues are recognized ratably over the contractual period or as the services are provided.

LOSS PER COMMON SHARE
---------------------

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the year. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding for the year. Common stock equivalents have been excluded from the computation since such inclusion would have an anti-dilutive effect for the years ended December 31, 2002 and 2001.

LONG-LIVED ASSETS
-----------------

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," effective January 1, 2002. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets or Assets to be Disposed of." Both of these standards require that long-lived assets and certain intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the net asset exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

STOCK-BASED COMPENSATION
------------------------

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Under APB Opinion No. 25, compensation expense for employees is based on the excess, if any, on the date of grant, between the fair value of the Company's stock over the exercise price.

                         eClickMD, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2002 and 2001


NOTE A - BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Had the Company determined compensation based on the fair value at the grant date for its stock options under SFAS No. 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure -- an Amendment of FASB Statement No. 123" net loss and loss per share would have been increased as indicated below:

                                                      Year ended     Year ended
                                                     December 31,   December 31,
                                                         2002           2001
                                                     ------------   ------------

Net loss attributable to common
   stockholders, as reported                         $  2,873,215   $  3,938,685
Add: Stock-based employee compensation,
   expense (credit) included in reported
   net loss                                                    --             --
Deduct: Stock-based employee compensation
   expense determined under fair value
   based method                                            52,409             --
                                                     ------------   ------------
Pro forma net loss                                   $  2,925,624   $  3,938,635
                                                     ============   ============

Net loss per share --
   Basic and diluted:
   As reported                                       $        .14   $        .28
                                                     ============   ============
   Pro forma                                         $        .15   $        .28
                                                     ============   ============

Compensation cost is reflected over the options' vesting period of 4 to 5 years.

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

USE OF ESTIMATES AND ASSUMPTIONS
--------------------------------

Management uses estimates and assumptions in preparing financial statements in accordance with U.S. generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could vary from the estimates that were used.

                         eClickMD, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2002 and 2001


NOTE A - BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

RECENTLY ISSUED ACCOUNTING PRINCIPLES
-------------------------------------

In December 2002, FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure--an amendment of FASB Statement No. 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock -based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for fiscal years ending after December 15, 2002. The Company has adopted the disclosure requirements of SFAS No. 148 and the adoption of this standard had no material effect on its financial condition, cash flows or results of operations.


NOTE B - GOING CONCERN

The consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern. The Company sustained net losses of $2,873,215 and $3,938,685 during the years ended December 31, 2002 and 2001, respectively, and has accumulated losses through December 31, 2002 of $11,508,489. Cash used in operating activities for the same periods aggregated $1,634,811 and $1,586,522, respectively. Total liabilities at December 31, 2002 of $4,860,809 exceed total assets of $229,250. As of the date of this report, the Company is unable to meet all of its short-term obligations as they fall due because of shortages of cash, and has substantial amounts outstanding with key vendors. In addition the Company has contingent liabilities, as further discussed in Note P, that could impact its liquidity. In addition, as described in Note Q, on May 13, 2003 the Company filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Western District of Texas.

The Company's continued existence depends upon the success of management's efforts to submit and receive Bankruptcy Court approval for a plan of reorganization, to raise additional capital necessary to meet the Company's obligations as they come due, and to obtain sufficient capital to execute its business plan. The Company intends to obtain capital primarily through issuances of debt or equity. There can be no degree of assurance that the Company will be successful in obtaining Bankruptcy Court approval or in completing additional financing transactions.

                         eClickMD, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2002 and 2001


NOTE B - GOING CONCERN (Continued)

The consolidated financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or classification of liabilities which may result from the inability of the Company to continue as a going concern.


NOTE C - PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2002 and 2001 consists of the following:

                                                           2002         2001
                                                        ----------   ----------

     Computer equipment and software                    $  528,085   $  517,443
     Furniture and office equipment                         10,054       10,054
     Automobiles                                            20,823       20,823
                                                        ----------   ----------
                                                           558,962      548,320

     Less: accumulated depreciation and amortization      (451,874)    (296,007)
                                                        ----------   ----------
     Net property and equipment                         $  107,088   $  252,313
                                                        ==========   ==========


NOTE D - LINE OF CREDIT

During September 1997, the Company entered into a revolving credit agreement with a financial institution which provided for borrowings of up to $400,000. Borrowings under the agreement bore interest at a variable rate equal to the prime-lending rate in effect plus one percent. Principal and interest payments were due on demand, but if no demand was made, at maturity. The Company renewed the agreement during April 2000 extending the maturity date to October 2001. In October 2001, the company repaid $40,000 of principal and $17,605 in accrued interest and restructured the revolving credit agreement, providing for borrowings of up to $360,000 at a fixed interest rate of 7.5% with principal and interest payments due on demand. The Company renewed the agreement again during June 2002 extending the maturity date to December 22, 2002. Currently, the line of credit is in default and is due on demand.

                         eClickMD, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2002 and 2001


NOTE E - NOTES PAYABLE

Notes payable at December 31, 2002 and 2001 consist of the following:

                                                            2002        2001
                                                         ----------  ----------

Note payable to bank, payable in full in
   October 2002 (currently due on demand)
   at 10.5%, unsecured                                   $   15,000  $   20,000

Note payable to bank, payable in monthly
   installments through March 2002 at 10%,
   collateralized by an automobile                               --       2,247

Note payable to shareholder, at 12% with
   principal and interest due on demand,
   collateralized by intellectual property of
   the Company                                              123,354     102,977

Note payable to shareholder, at 12% with
   principal and interest due May 2003,
   collateralized by intellectual property
   of the Company                                            69,810      69,810

Note payable to creditor, payable in monthly
   installments through March 2003 at 12%,
   unsecured                                                 31,233      53,995

Note payable to employee, payable on demand at 10%,
   unsecured                                                 27,083      27,083

Note payable to financial institution at 6%,
   due on demand, unsecured                                 100,000          --

Note payable to financial institution at 6%,
   due on demand, unsecured                                 100,000          --

Note payable to creditor, payable in monthly
   installments through December 2004 at 6%,
   unsecured                                                 55,517          --

Non-interest bearing note payable to creditor,
   payable in monthly installments through
   May 2004, unsecured
                                                             30,000          --
Note payable to creditor, payable in monthly
   installments through December 2003 at 12%, unsecured      53,238          --
                                                         ----------  ----------
                                                            605,235     276,112
Less current maturities                                    (569,722)   (152,307)
                                                         ----------  ----------

                                                         $   35,513  $  123,805
                                                         ==========  ==========
                         eClickMD, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2002 and 2001


NOTE E - NOTES PAYABLE

Future maturities of notes payable at December 31, 2002 are as follows:

         2003              $  569,722
         2004                  35,513
                           ----------

         Total             $  605,235
                           ==========


NOTE F - CONVERTIBLE NOTES AND DEBENTURES

At December 31, 2001, the Company had outstanding convertible notes totaling $163,000 that were issued in 1999. These notes, which carried a 12% interest rate had a maturity of two years. These notes had original maturity dates in 2001; however, one note totaling $100,000 was extended to March 2003. Payments of $18,000 were applied to these loans during 2002. Additionally, $45,000 was refinanced in 2002 along with the applicable accrued interest. This refinanced balance is included in convertible notes and debentures - current maturities in the accompanying consolidated balance sheet at December 31, 2002. The conversion rate on these loans is equal to one share of common stock for each $2.00 of outstanding amount of principal plus accrued interest of the note.

During 2000, the Company issued $1,841,100 of convertible notes which bear interest at 10%, have maturities from three to twelve months and expired through December 2001. The conversion rate on these notes is equal to the principal plus accrued interest at the conversion date divided by the price per share of equity instruments sold in the next equity financing transaction.

In the second quarter of 2001, holders of the 10% convertible notes payable totaling $1,841,100 inclusive of accrued interest were given an Offer of Conversion which allowed the note holders to convert to 920,550 shares of common stock, based upon a $2.00 per share stock price. At December 31, 2001 notes totaling $1,427,977 plus $96,217 in accrued interest had converted to 1,548,919 shares of common stock.

During 2001, the Company issued a total of $369,523 convertible notes to third parties and $1,217,391 convertible notes to Gryphon Financial Services Corp. During 2002, the Company issed $607,059 convertible notes to Gryphon Financial Services Corp. The Gryphon notes are discussed in detail below. The $369,523 of convertible notes bear interest at 10%, have maturities of 18 months and expire through 2003. The conversion rate on these notes is equal to the lesser of a) 12.5% discount to the market price at the time of conversion (the market price is defined as the average of the closing bid and the ask price for the previous 10 trading days prior to conversion) or b) one share of common stock for each $1.50 of outstanding amount of principal plus accrued interest of the note.

                         eClickMD, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2002 and 2001


NOTE F - CONVERTIBLE NOTES AND DEBENTURES (Continued)

During 2001, accrued interest totaling $63,821 was exchanged for an eighteen month note payable with monthly amortized payments at 12% interest. Additionally, in 2001, the company made payments totaling $5,750 on one of the convertible notes outstanding. During 2002, Gryphon notes totaling $608,696 converted to 2,843,045 shares of common stock.

On December 21, 2001, the Company completed a private placement of notes and warrants (the 2001 Financing) pursuant to an Agency Agreement, dated August 20, 2001, between the Company and Gryphon Financial Services Corp. (the Placement Agent). The aggregate gross proceeds of the 2001 Financing including the over-allotment option was $1,217,391. The Company paid commissions of 8%, paid certain expenses of the 2001 Financing and realized net proceeds of approximately $1,092,108 on the 2001 Financing. The net proceeds of the 2001 Financing have been utilized for general corporate, marketing and technology development purposes. The Agency Agreement provided for up to an additional $250,000 of aggregate principal amount of notes and warrants as an over-allotment option. Under the terms of the Placement Agency Agreement, aggregate commissions of $100,691 were paid and warrants to purchase an aggregate of 426,870 common shares were issued.

As a condition of the 2001 Financing, certain officers, employees and founders of the Company entered into lock-up agreements (the "Lock-up Agreements") restricting their sale or transfer of an aggregate of approximately 12,600,000 common shares or common share equivalents subject to certain limitations. Also as a condition of the 2001 Financing, the Company entered into a Consulting Agreement with the Placement Agent which called for the payment of fees in the form of 1,400,000 shares of common stock representing approximately 10% of the outstanding shares of the Company. The shares which were valued at $462,000, were issued to designees of the Placement Agent which included family members of its principal.

In the 2001 Financing, the Company issued an aggregate of $1,217,391 of principal amount of 5% senior promissory notes (2001 Notes) having a 2-year maturity, to one investor. The 2001 Notes are convertible into Shares of Common Stock after December 31, 2001 (subject to certain limitations) at 80% of the market price of the Company's common stock at the time of conversion and are required to be prepaid in full in certain events, including the Company receiving equity financing of $3,000,000. The Company records a charge for the fair value of beneficial conversion features as the notes are issued. This beneficial conversion feature is then expensed over the life of the loan or at conversion, if earlier. During 2001, the Company recorded an expense of $766,185 related to the beneficial conversion feature for new notes issued and $451,206 related to options granted in connection with the debt. The 2001 Notes contain anti-dilution protection in certain events, including the issuances of shares by the Company at less than market price or the applicable conversion or exercise price.

                         eClickMD, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2002 and 2001


NOTE F - CONVERTIBLE NOTES AND DEBENTURES (Continued)

The sole investor in the 2001 Financing, Gryphon Opportunity Fund I, LLC (the Investor), also received warrants to purchase an aggregate of 436,239 shares of common stock at an exercise price of $1.75 per share (the Investor Warrants). The Investor Warrants expire in November and December of 2006. The Investor Warrants contain anti-dilution protection in certain events, including the issuances of shares by the Company at less than market price or the applicable conversion or exercise price and specifically provide that, with certain limited exclusions, if the Company shall issue any shares at prices below the then exercise price of the Investor Warrants, the exercise price of the Investor Warrants shall be adjusted to equal such issue price and the number of shares issuable upon exercise of the Investor Warrants shall be proportionately increased. At the time of the issuances of the 436,239 Investor Warrants, the Company was required to issue an aggregate of 426,870 warrants of similar tenor (the Agent's Warrants) to the Placement Agent. The Agent's Warrants contain anti-dilution provisions that are like those in the Investor Warrants.

Prior to the initial closings in the 2001 Financing, the Company received short-term loans from the Investor, the Placement Agent or affiliated persons. These short-term loans were repaid from the proceeds of the Financing and the lenders received interest at 10% and an aggregate of 33,000 warrants at $.36 (the "Warrants") as additional compensation for these short-term loans. The Investor received 26,400 of the Warrants and the Agent received 6,600.

The Company entered into Registration Rights Agreements with the Investor and the Placement Agent requiring the Company to file a registration statement covering the resale of all shares of common stock issuable on conversion or exercise of the Investor Warrants, the Agent's Warrants and the Notes no later than December 31, 2001 with an effectiveness deadline of March 1, 2002. The Registration Rights Agreements also grant the Investor and the Placement Agent unlimited piggy-back registration rights, subject to certain limitations. As of the date of this filing, the Company has not filed a registration statement in accordance with the Registration Rights Agreements with the Investor and the Placement Agent.

The Investor received the right to designate a member of the Company's Board of Directors who is entitled to sit on all board committees. The investor designated Robert Woodrow, who joined the Board of Directors on May 13, 2002.

                         eClickMD, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2002 and 2001


NOTE F - CONVERTIBLE NOTES AND DEBENTURES (Continued)

On April 29, 2002 the Company entered into a Placement Agency Agreement with Gryphon Financial Securities Corp. to act as the exclusive placement agent, on a reasonable best efforts basis in connection with the private placement of Units. Each Unit consisted of (1) a $40,000 aggregate principal amount senior subordinated convertible promissory note of the Company bearing interest at the rate of 7.5% per annum (2) 25,000 shares of common stock, par value $.001 per share of the Company and (3) a five year warrant to purchase 25,000 shares of Common Stock at an exercise price of .75 per share. In the offering, the Placement Agent sold on a reasonable best efforts basis a minimum of $100,000 of Units and up to a maximum of $500,000 of Units. The Placement Agent reserved the right to sell up to an additional $250,000 of Units. The Agreement expired on August 18, 2002. The aggregate gross proceeds were $607,059. The Company paid commissions of 7%, paid certain expenses of the financing and realized net proceeds of approximately $465,973 on the financing. In the financing, the Company issued an aggregate of $607,059 of principal amount of 7.5% senior promissory notes having a 180 day maturity. The Notes are convertible into common stock at the lower of $1.25 per share or 150% of the stock price on the conversion date. The placement agent and investors in the financing received warrants to purchase an aggregate of 338,949 shares of common stock at an exercise price of $.75 per share. These warrants expire in June through August of 2007. In addition, the placement agent and the investor received shares of common stock totaling 365,022 shares.

In summary, at December 31, 2002, the Company had outstanding convertible notes totaling $100,000 which were issued in 1999 with a conversion rate of $2.00 per share, $585,000 of convertible notes issued in 2000 with a conversion rate equal to the principal plus accrued interest at the conversion date divided by the price per share of equity instruments sold in the next financing transaction, $608,695 of convertible notes issued in 2001 with a conversion rate equal to the lower of $1.00 per share of common stock or 80 percent of the fair market value of the common stock, $128,075 of convertible notes issued in 2001 with a conversion rate equal to the lesser of a 12.5% discount to the market price or $1.50 per share, and $607,059 of convertible notes issued in 2002 with a conversion rate equal to the lower of $1.25 per share of common stock or 150% of the fair market value of the common stock.


NOTE G - LEASE COMMITMENTS

The Company leases its office facilities and certain office equipment under various non-cancelable operating lease agreements which expire through December 31, 2004. Rent expense totaled $63,315 and $79,596 for the years ended December 31, 2002 and 2001, respectively.

                         eClickMD, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2002 and 2001


NOTE G - LEASE COMMITMENTS (Continued)

Future minimum lease payments under non-cancelable operating leases at December 31, 2002 are as follows:

         2003                                        $   70,218
         2004                                            70,218
         2005                                                --
                                                     ----------

         Total                                       $  140,436
                                                     ==========


NOTE H - CAPITAL LEASE OBLIGATION

During April 2002, the Company refinanced accounts payable related to purchased equipment in the amount of $239,039 through a capital lease with a financing company. The assets and liabilities related to the equipment under capital lease are recorded at the lower of the present value of the minimum lease payment or the fair value of the asset.

Minimum future lease payments under the capital lease as of December 31, 2002 are as follows:

         2003                                        $   75,504
         2004                                            75,504
         2005                                            75,504
         2006                                            11,822
         Less amount representing interest              (42,389)
                                                     ----------

         Present value of minimum lease payment         195,945
         Less current portion                           (78,995)
                                                     ----------

         Lease obligation - long-term                $  116,950
                                                     ==========


NOTE I - INCOME TAXES

At December 31, 2002 and 2001 deferred tax assets and liabilities are comprised of the following:

                                                        2002           2001
                                                    -----------    -----------

         Current deferred tax asset                 $     7,490    $    10,780
         Non-current deferred tax asset               3,091,539      2,074,610
         Less: valuation allowance                   (3,099,029)    (2,085,390)
                                                    -----------    -----------

         Net deferred tax asset                     $        --    $        --
                                                    ===========    ===========

Non-current deferred tax assets principally result from net operating losses. The current deferred tax asset results from the allowance for doubtful receivables which is not currently deducted for federal tax reporting purposes. The deferred tax assets have a 100% valuation allowance due to the uncertainty of generating future taxable income.

                         eClickMD, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2002 and 2001


NOTE I - INCOME TAXES (Continued)

Differences between the statutory federal income tax rate and the effective rate for the years ended December 31, 2002 and 2001 are as follows:

                                                     2002           2001
                                                    -----          -----

         Income tax provision at statutory rate      34.0%          34.0%
         Change in valuation allowance              (32.4)         (18.2)
         Amortization of beneficial conversion       (1.0)         (13.4)
         Stock compensation                          (0.4)          (2.3)
         Other                                       (0.2)          (0.1)
                                                    -----          -----
                                                      0.0%           0.0%
                                                    =====          =====

The Company has a net operating loss carryover of approximately $8,857,000 at December 31, 2002. The net operating loss carryover, which is subject to annual limitations as prescribed by the Internal Revenue Code, will expire as follows:

         2019                                       $   671,000
         2020                                         3,358,000
         2021                                         2,073,000
         2022                                         2,755,000
                                                    -----------

         Total losses                               $ 8,857,000
                                                    ===========


NOTE J - SHAREHOLDERS' DEFICIT

During the year ended December 31, 2001, $1,524,194 of convertible notes and debentures were converted to 1,548,919 shares of the Company's common stock. The Company issued 213,544 shares of common stock as a result of the exercise of stock options for cash totaling $32,032 and 1,268,616 shares of common stock as a result of the exercise of stock options for a note receivable totaling $273,794. Additionally, the Company issued 2,215,000 shares of common stock as compensation for services valued at $143,050 and recognized expense of $264,198 related to stock options and warrants granted for services. During the year ended December 31, 2001, the Company incurred $337,260 of costs in connection with the securing of the convertible notes described in Note F. The Company has recognized these costs as finance fees and recorded them as paid-in-capital. Lastly, the Company recorded $1,217,389 as paid in capital in connection with the beneficial conversion feature of the convertible notes that were secured during 2001.

                         eClickMD, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2002 and 2001


NOTE J - SHAREHOLDERS' DEFICIT (Continued)

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

Pursuant to the Placement Agency Agreement ("the September 30th Agreement") dated September 30th, 2002 with Gryphon Financial Securities Corporation (the Placement Agent), the Company received funds through a private placement. Aggregate gross proceeds of the financing through November 13, 2002 were $750,000. The Company paid commissions of 8.5%, paid certain expenses of the financing and realized net proceeds of approximately $616,387 after repayment of the September 27, 2002 Promissory Note to Gryphon Opportunities Fund I, LLC, in the amount of $40,000 plus accrued interest. In the financing the company issued an aggregate of 75 shares of Series A Preferred Stock, $10,000 per share. The placement agent and the investor in the financing received warrants to purchase an aggregate of 740,001 shares of common stock at an exercise price of $1.00 per share with 240,000 warrants issued to the Placement Agent and 500,001 warrants issued to the investor. These warrants expire in October and November of 2007.

The holders of the Series A Convertible Preferred Stock, par value $.001, stated value $10,000 per share, shall vote together with the common stock holders as a single class with each preferred share having the number of votes equal to the largest whole number of shares of Common Stock into which such Preferred Share could be converted, at the record date for the determination of the shareholders entitled to vote on such matters. Subject to certain anti-dilution adjustments, the conversion price of each Preferred Share shall be $0.50. In the event of any liquidation of the Company, the holders of the Preferred Shares shall be entitled to receive out of the assets of the Company, legally available for distribution therefrom, before any amount shall be paid to holders of any of the capital stock of the Company of any class junior in rank to the Preferred Shares in respect of the preferences as to the distributions and payments on the liquidation, dissolution, winding up of the Company, an amount equal to $10,000 per Preferred Share subject to certain adjustments. All shares of Common Stock shall be of junior rank to all Preferred Shares as to the preferences and distributions and payments upon liquidation, dissolution and winding up of the Company. The rights of the shares of Common Stock shall be subject to the preferences and relative rights of the Preferred Shares.

During the year ended December 31, 2002, $608,696 of convertible notes and debentures were converted to 2,843,045 shares of the Company's commons stock.

The Company issued 424,942 shares of common stock valued at $96,465 and warrants to purchase 394,589 shares of common stock valued at $80,340 associated with the issuance of convertible notes and debentures and recognized expense of $33,309 related to stock options granted for services in a prior period. The Company issued 301,333 shares of common stock as a result of the exercise of stock options for cash totaling $69,000. In addition, the Company issued 250,000 shares of common stock for financial consulting services and 250,000 shares of common stock for compensation services valued at $187,500 and $32,500, respectively. Receivables for the purchase of equity from directors, officers, employees and contractors totaling $275,794 were determined to be uncollectible and written off to operations during the third quarter of 2002. In the fourth quarter of 2002, the Company issued 75 shares of preferred stock for $750,000 and incurred $98,420 of expenses related to the issuance of the preferred stock.


NOTE K - STOCK OPTIONS AND WARRANTS

The Company approved a stock option plan for employees and other service providers and has reserved 4,287,754 shares of common stock for issuance under this Plan. At a meeting of the shareholders on August 16, 2000, the shareholders authorized a stock option plan for non-employee directors of the Company (the Director Plan). The Board authorized the issuance of up to 500,000 shares of common stock under the Director Plan of the Company. The exercise price of each option granted may not be less than the fair market value of common stock at the date of grant, without prior approval of the Board of Directors. Options are exercisable according to the terms set out in the option agreement, not to exceed ten years. At December 31, 2002; 2,220,448 and 500,000 options were outstanding under the employee and director plans respectively.

In addition, the Company has issued stock purchase warrants outside of these plans to service providers as compensation for services provided to the Company.

                         eClickMD, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2002 and 2001


NOTE K - STOCK OPTIONS AND WARRANTS (Continued)

A summary of changes in the Company's options and purchase warrants follows:

                                 Compensatory            Non Compensatory     Combined Total
                                 ------------            ----------------     --------------

                                         Weighted                  Weighted
                             Options      Average      Options      Average
                               and       Exercise        and       Exercise
                            Warrants       Price      Warrants       Price       Options
                            ---------    ---------    ---------    ---------    ---------
Outstanding at 12/31/00     3,236,385       0.13             --         --      3,236,385
Granted                     2,469,270       0.49        599,839       1.74      3,069,109
Exercised                  (1,482,160)      0.15             --         --     (1,482,160)
Forfeited                          --         --             --         --             --
                            ---------                 ---------                 ---------

Outstanding at 12/31/01     4,223,495       0.34        599,839       1.74      4,823,334

Granted                     1,278,828       0.62      1,134,590       0.91      2,413,418
Exercised                    (313,333)      0.01             --         --       (313,333)
Forfeited                    (550,000)      0.001            --         --       (550,000)
                            ---------                 ---------                 ---------

Outstanding at 12/31/02     4,638,990       0.57      1,734,429       1.01      6,373,419
                            =========                 =========                 =========


The following table summarizes information about compensatory options and purchase warrants outstanding at December 31, 2002:

          Options/Warrants Outstanding                     Options/Warrants Exercisable
          ----------------------------                     ----------------------------
                                  Weighted Avg.                                   Weighted Avg.
   Range of          Number         Remaining       Weighted Avg.      Number      Exercisable
Exercise Prices   Outstanding   Contractual Life   Exercise Price   Exercisable       Price
---------------   -----------   ----------------   --------------   -----------   -------------
 $.001 - $1.00     4,638,990       3.18 years           $0.57        2,575,574        $0.53

The following table summarizes information about non-compensatory options and purchase warrants outstanding at December 31, 2002:

          Options/Warrants Outstanding                     Options/Warrants Exercisable
          ----------------------------                     ----------------------------
                                  Weighted Avg.                                   Weighted Avg.
   Range of          Number         Remaining       Weighted Avg.      Number      Exercisable
Exercise Prices   Outstanding   Contractual Life   Exercise Price   Exercisable       Price
---------------   -----------   ----------------   --------------   -----------   -------------
 $0.36 - $1.75     1,734,429       4.22 years           $1.01          508,720        $1.11

The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), in accounting for its compensatory options. The options granted in 2002 and 2001 have exercise prices which approximate or exceed fair value and, accordingly, no compensation cost has been recognized for its compensatory stock options in these financial statements.

                         eClickMD, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2002 and 2001


NOTE K - STOCK OPTIONS AND WARRANTS (Continued)

The following weighted-average assumptions for stock options granted during fiscal years 2002 and 2001 were used:

                                                     2002         2001
                                                  ---------    ---------

         Expected dividend yield                          0%           0%
         Stock price volatility                         164%         397%
         Risk-free interest rate                        4.5%         6.5%
         Expected option term                     4-5 years      5 years


NOTE L - RELATED PARTY TRANSACTIONS

The payable to related parties of $435,593 and $381,493 includes accrued officer compensation of $371,543 and $330,293 at December 31, 2002 and 2001, respectively.

Two shareholders, directors and officers of the Company also own stock of Centratex, Inc. (Centratex) and are also officers of that company. During 2002 and 2001, Centratex Inc. incurred expenses on behalf of the eClickMD, Inc. Centratex, Inc. is a company owned by Marion Robert Rice, the Company's CEO and Andy McBee, a prior director of the Company. The Company has recorded an account payable to Centratex, Inc. in the amount of $19,284 and $19,236 at December 31, 2002 and 2001, respectively.

In October 2000, the Company borrowed $155,000 from Marion Robert Rice, the Company's Chief Executive Officer. The note which bore interest at 10% matured in 2001. The note was collateralized by intellectual property of the company. In the third quarter of 2001, the note, plus accrued interest of $14,810 was exchanged for short-term and long-term notes payable of $100,000 (12% interest, 12 month note) and $69,810 (12 % interest, 18 month note), respectively. Both of these notes are still outstanding as of December 31, 2002.

                         eClickMD, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2002 and 2001


NOTE M - TREATMENT OF CERTAIN STOCK OPTIONS ISSUED FOR DISPUTED SERVICES

In July 2001, the Company issued stock options as retainers for services and ascollateral for financing in connection with such services to Oxford Financialand Mark Anthony Christini which were subsequently converted into common stock. In September, 2001, the Company filed a complaint against Oxford Venture Fund, L.L.C. and Karim Rajani, an agent of Oxford Venture Fund, L.L.C., alleging the defendants had received Company stock options to purchase 275,000 shares as a retainer and for the purpose of collateralizing financing for the Company, and that the defendants then sold a portion of the stock thereby converting it to their own use instead of using it for collateral. The Company sought compensatory damages, exemplary damages and injunctive relief. The defendant's appeared for a hearing to argue against the Court's in personam jurisdiction over them as well as to argue against the need for injunctive relief. On September 14, 2001, the Court granted a temporary injunction against the defendants making sales of the Company's stock. At the date of this filing, 1,800,000 shares are being restricted from transfer of which 600,000 shares are being held in certificate form by the transfer agent. The defendants filed their answer in this matter but refused to cooperate in discovery. As a sanction, the court struck the Defendants' pleadings. On November 13, 2002 the court entered a default judgment against the Defendants and called for a hearing on damages. The parties appeared through counsel of record. On November 26, 2002 the court Ordered, Adjudged and Decreed that eClickMD, Inc. have and recover judgment of and against Oxford Venture Partners, LLC and Karim Rajani, jointly and severally, in the sum of $1,019,250 plus interest at the rate of 1.51 percent per annum from the date of judgment until paid; plus $250,000 in punitive damages; plus $19,000 in attorney's fees and all costs of suit. The Defendants have filed a notice of appeal and their appellate brief was due on May 5, 2003. As of this date, Defendants have not filed their brief and are at risk of defaulting on the appeal. The Court ordered the Defendants to return their eClickMD, Inc. stock, delivering same to the United States Marshall in Austin, Texas. About half of the shares have been returned to date and same will be sold at auction by the United States Marshall's office in the near future. Once the stock has been sold, the proceeds will be applied to the Judgment balance and eClickMD, Inc. will continue its efforts to collect on the judgment.

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

Due to the circumstances surrounding the issuance of the options and the subsequent dispute that has arisen due to the failure of the optionees to perform according to the agreements, no value has been recorded in the accompanying financial statements related to the original issuance of the options. In the event that the shares may not be recovered, the Company may incur an associated expense during the reporting period in which the settlement occurs. Management believes the shares and/or proceeds from the court ordered sale of certain of the shares indicated above will be recovered.

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

At December 31, 2002 and 2001, no customers accounted for 10% or more of revenues. Additionally, at December 31, 2002, one customer accounted for 29% of accounts receivable.

Cash is maintained in financial institutions which, at times, may exceed Federal Deposit Insurance Corporation insured amounts. However, the Company mitigates its risk by assuring that cash is maintained in high quality credit institutions
                         eClickMD, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2002 and 2001


NOTE O - FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, Disclosure About Fair Value of Financial Instruments, requires disclosure about the fair value of all financial assets and liabilities for which it is practicable to estimate. At December 31, 2002 and 2001 the carrying value all of the Company's accounts receivable, accounts payable and accrued liabilities approximate fair value because of their short-term nature.

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

Cause No. 3:OLV343LN:United States District Court, Southern District of Mississippi. David Buck vs eClickMD. Inc. The lawsuit, filed on May 8, 2001 alleges breaches of severance in an employment agreement. David Buck was seeking damages of up to $197,200. The company has reached a settlement with David Buck as of November 11, 2002 in the amount of $40,000.00, with $10,000 paid immediately upon completion of the settlement documents and the remaining $30,000 payable over an 18 month period in equal monthly installments. At December 31, 2002 the Company had recorded a liability of $30,000.

On October 17, 2001, in the United States District Court, Western District of Texas, Austin Division, the Company filed a counter suit against David Buck, Philip Mattingly, and John Griffin for breach of fiduciary duty, statutory and common law fraud, and conversion of corporate funds and assets. One or more of the defendants have been served. The Company has reached a settlement with John Griffin and agreed to release him from this suit. The Company has reached a settlement agreement with David Buck (reference Cause No. 3:OLV343LN) and agreed to release him from this suit. As of the date of this filing, the Company is working on a settlement arrangement with Philip Mattingly.

                         eClickMD, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2002 and 2001


NOTE P - CONTINGENCIES (Continued)

Cause No. A 01 CA 599 SS; United States District Court, Western District of Texas, Austin Division. eClickMD, Inc. v. Oxford Venture Fund, L.L.C. and Karim Rajani, an agent of Oxford Venture Fund, L.L.C. On September 14, 2001, the Company filed a complaint alleging the defendants had received Company stock valued at over $1,525,000 for the purpose of collateralizing financing for the Company. The defendant sold a portion of the stock thereby converting it to their own use instead of using it for collateral. The Company sought compensatory damages, exemplary damages and injunctive relief. The defendant's appeared for a hearing to argue against the Court's in personam jurisdiction over them as well as to argue against the need for injunctive relief. On September 14, 2001, the Court granted a temporary injunction against the defendants making sales of the Company's stock. At the date of this filing, 1,800,000 shares are being restricted from transfer of which 600,000 shares are held in certificate form by the transfer agent. The defendants filed their answer in this matter but refused to cooperate in discovery. As a sanction, the court struck the Defendants' pleadings. On November 13, 2002 the court entered a default judgment against the Defendants and called for a hearing on damages. The parties appeared through counsel of record. On November 26, 2002 the court Ordered, Adjudged and Decreed that eClickMD, Inc. have and recover judgment of and against Oxford Venture Partners, LLC and Karim Rajani, jointly and severally, in the sum of $1,019,250 plus interest at the rate of 1.51 percent per annum from the date of judgment until paid; plus $250,000 in punitive damages; plus $19,000 in attorney's fees and all costs of suit. The Defendants have filed a notice of appeal and their appellate brief was due on May 5, 2003. As of this date, Defendants have not filed their brief and are at risk of defaulting on the appeal. The Court ordered the Defendants to return their eClickMD, Inc. stock, delivering same to the United States Marshall in Austin, Texas. About half of the shares have been returned to date and same will be sold at auction by the United States Marshall's office in the near future. Once the stock has been sold, the proceeds will be applied to the Judgment balance and eClickMD, Inc. will continue its efforts to collect on the judgment.

Cause No. 67-190588-01: 67th Judicial District Court of Travis County, Texas. Fred Klutts vs. LEP Capital & Consulting Inc., John W. Pittman, eClickMD, Inc. (formerly Link.Com). Lawsuit filed for collection of LEP Capital and Consulting, Inc. promissory note payable to Fred Klutts totaling $40,000 plus accrued interest. A "No-Answer Final Default Judgment" was rendered upon the defendants on January 29, 2002. eClickMD, Inc. settled the matter with the plaintiff on August 5, 2002 and arranged a pay-out plan over time for the promissory note payable plus accrued interest. Accordingly, at December 31, 2002 the Company had recorded a liability in the amount of $7,596 for the balance of payments plus accrued interest due on the note.

                         eClickMD, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2002 and 2001


NOTE P - CONTINGENCIES (Continued)

Cause No. 263219; GTECH Corporation v. eClickMD, Inc. f/k/a Link.com; County Court at Law No. 1, Travis County, Texas. Lawsuit filed for collection of past due rent obligation plus attorney's fees. On September 11, 2002 the Company issued a Promissory Note to GTECH Corporation in the amount of $64,618 with interest at 6% in accordance with a legal settlement agreement reached in the matter of GTECH Corporation versus eClickMD, Inc. f/k/a/ Link.com, Inc. Upon execution of the note, payments for the balance of the note are being made monthly at $2,500 per month until the balance and applicable interest is paid in full. The first payment was made on September 15, 2002. The Promissory Note also stipulated that upon receipt of any funding in the amount of $1,000,000 to eClickMD, Inc. the monthly payment would increase to $5,000 per month until the balance and applicable interest is paid in full. The increased amount would be due on the 15th of the month following receipt of the funding. At December 31, 2002 the Company had a liability recorded in the amount of $55,517 for the balance of payments plus accrued interest due on the note.

On or about May 1, 2002, the Company received information regarding Cause No. 2002-21897; 1240 Blalock, Inc. and Barry Pulaski vs. Marion Robert Rice, Link.Com, Inc. and eClickMD, Inc. Lawsuit filed for collection of amounts owed on a Debenture agreement dated September 23, 1999 in the amount of $55,000 plus accrued interest of approximately $8,237. The plaintiffs also demanded reasonable attorney's fees and court costs. On December 11, 2002, eClickMD, Inc. entered into a settlement agreement with plaintiffs. The settlement was in the form of cash and a promissory note. eClickMD, Inc. paid plaintiffs $10,000 on December 11, 2002 and delivered to the plaintiff a 12 month ,12% promissory note in the principal amount of $53,238.

On or about March 28, 2003, the Company received information regarding Cause No. 342--198107-03; Joe Fuqua, Paula Fuqua, Steven Fuqua, and Scott Fuqua vs. LEP Capital & Consulting Inc., John W. Pittman, Link.Com k/n/a eClickMD in the 342nd Judicial District Court of Travis County, Texas. Lawsuit filed for collection of LEP Capital and Consulting, Inc. promissory notes payable to Joe Fuqua, Paula Fuqua, Steven Fuqua, and Scott Fuqua totaling $80,000 plus accrued interest. The Company filed its original answer to this suit on April 18, 2003 and denied each and every, all and singular, the allegations contained in the Plaintiff's Original Petition and demands strict proof thereof, by a preponderance of the evidence.

On or about August 14, 2002, the Company received information regarding Cause No. 263605; IOS Capital, LLC f/k/a IOS Capital, Inc. vs. eClickMD, Inc., In the County Court at Law Number Two of Travis, County Texas; Lawsuit filed to recover monetary damages currently due and owed by eClickMD, Inc. as a result of a breach of an equipment lease agreement in the amount of $33,051 plus interest, court fees and attorney's fees. This suit was settled in December, 2002 for $17,775 with $3,000 paid on December 19, 2002 and the balance of $14,775 to be paid over ten months in equal monthly payments, without interest, with the first payment due on or before the 15th of each succeeding month until the sum of $14,775 is paid in full, at which time IOS Capital will execute a full release of the judgment. This liability is recorded in accounts payable trade at December 31, 2002.

                         eClickMD, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2002 and 2001


NOTE P - CONTINGENCIES (Continued)

On or about October 18, 2002, Merrill Lynch, Pierce, Fenner & Smith, Inc. ("Merrill") filed a Verified Complaint in the Supreme Court, New York County, Index Number 603826/02, against eClick MD, Inc. ("eClick"), Oxford Venture Partners, LLC, Karim Rajani ("Rajani") and Fidelity Transfer Company ("Fidelity"). Said Verified Complaint was served on or about October 30, 2002. Thereafter, on or about April 4, 2003, Merrill served an Amended Verified Complaint. In the Amended Verified Complaint Merrill alleged causes of action against eClick for negligent misrepresentation and conversion. Merrill seeks $171,742 in damages, jointly and severally, plus interest, costs and attorneys' fees. When Rajani defaulted in the case Merrill moved to discontinue its state court action without prejudice in order to recommence its case in federal court based upon the diversity of citizenship of the non-defaulting parties. eClick did not oppose the motion and has been granted an extension of time to answer the Complaint sine die (without date) until such time as the Court makes a determination on Merrill's motion, as well as on Fidelity's Motion to Dismiss based upon lack of personal jurisdiction. Both motions are currently pending before the Court. eClick intends to vigorously defend this action.

On or about March 31, 2003, the Company received information regarding Docket Number DC-000669-03 in the Superior Court of New Jersey Law Division: Hudson County Special Civil Part for PR Newswire Association, Inc. vs. eClickMD, Inc. Lawsuit filed for collection of past due account payable of $4,655 together with lawful interest, costs of suit and such other and further relief as the Court deems just and proper. At December 31, 2002 the Company has an account payable of $4,655 recorded on its books. As of the date of this filing, the Company has not responded to this matter.

On or about February 18, 2003, the Company received information regarding Cause Number 37839 in the Justice Court Precinct No. 1, Place No. 2, in Taylor County, Texas for McGriff, Seibels, & Williams of Texas, Inc. vs. eClickMD, Inc. Lawsuit filed for collection of past due accounts payable for $1,533 plus attorney fees and court costs. At December 31, 2002, the Company does not have an account payable specifically recorded. As of the date of this filing, the Company has not responded to this matter.


NOTE Q - SUBSEQUENT EVENTS

On March 25, 2003, Marion Robert Rice, CEO and Board Member of eClickMD, Inc. released his personal secured interest in all healthcare related patents that he held as collateral for notes payable to Marion Robert Rice from eClickMD, Inc. The board of directors accepted the release of this secured interest at the March 31, 2003 board of directors meeting.

On March 31, 2003, the Board of Directors unanimously resolved that in accordance with the terms and conditions of an Agreement, a Security Agreement and a Senior Secured Promissory Note by and between Gryphon Opportunities Fund I, LLC (Gryphon) and eClickMD, Inc., all dated March 31, 2003, the Company had the required corporate power and authority to enter into and perform its obligations under the Agreement and the Security Agreement as provided in the agreements, including but not limited to the issuance of the securities of the demand note in accordance with the terms of the Agreement. The senior secured

Promissory Note allowed eClickMD, Inc. to borrow $50,000 from Gryphon and the Security Agreement stated that the loan and all Gryphon Debt be secured by the assets and intellectual property of the Company.

On April 22, 2003, Marion Robert Rice resigned his position as Chief Executive Officer of eClickMD, Inc. The resignation was effective immediately.

On May 13, 2003, eClickMD, Inc. (the "Company") filed a voluntary petition under chapter 11 of title 11, United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Western District of Texas (the "Bankruptcy Court") (Case No. 03-12387). The Company remains in possession of its assets and properties, and continues to operate its business and manage its properties as debtors-in-possession pursuant to sections 1107(a) and 1108 of the Bankruptcy Code.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       eClickMD, Inc.



Date: May 21, 2003                     By: /s/ NEIL BURLEY
                                           ------------------------
                                           Neil Burley,
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


NAME                            TITLE                               DATE SIGNED
----                            -----                               -----------

By: /s/ NEIL BURLEY             Chief Financial Officer             May 21, 2003
    ---------------             (Principal Financial and
    Neil Burley                 Accounting Officer)

                                  CERTIFICATION


I, Neil Burley, certify that:

1.)  I have reviewed this annual report on Form 10-KSB of eClickMD, Inc.

2.) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.) I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
          b. Evaluated the effectiveness of the registrants disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
          c. Presented in the annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.) I have disclosed, based on our most recent evaluation, to the registrants auditors and the Audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

6.) I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 21, 2003


                                       By: /s/ NEIL BURLEY
                                           ----------------------
                                           Neil Burley,
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)