Form 10QSB
period 2003-03-31
ECLICKMD INC
filed 2003-06-23
CIK 18530

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          For Quarter Ended March 31, 2003 Commission File No. 0-29804

                                 eClickMD, INC.
               --------------------------------------------------
               (Exact name of registrant as specified in charter)



                Nevada                                82-0255758
        ----------------------          ------------------------------------
        (State or Jurisdiction          (IRS Employee Identification Number)
           Of Incorporation)

   3001 Bee Caves Road Suite 250 Austin, Texas              78746
   --------------------------------------------           ----------
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

                                 YES [X] NO [ ]

As of March 31, 2003, there were 21,365,688 shares of common stock, $.001 par value, of the registrant issued and outstanding.

Transitional Small Business Disclosure Format (check one)

YES [ ] NO [X]
                                 eClickMD, INC.
                                 MARCH 31, 2003
                                      INDEX


                                                                                           Page No.
                                                                                           --------
PART I          FINANCIAL INFORMATION

      Item 1.   Financial Statements

                Independent Auditor's Review Status                                              2

                Consolidated Balance Sheets as of March 31, 2003 (unaudited) and
                December 31, 2002                                                                3

                Consolidated Statements of Operations (unaudited) for the three months
                ended March 31, 2003 and 2002                                                    4

                Consolidated Statements of Cash Flows (unaudited) for the three months
                ended March 31, 2003 and 2002                                                    5

                Notes to Consolidated Financial Statements (unaudited)                           6

      Item 2.   Management's Discussion and Analysis of Financial Condition and Results
                of Operations                                                                   11

      Item 3.   Controls and Procedures                                                         14


PART II         OTHER INFORMATION

      Item 1.   Legal Proceedings                                                               15

      Item 2.   Changes in Securities and Use of Proceeds                                       19

      Item 3.   Defaults Upon Senior Securities                                                 19

      Item 4.   Submission of Matters to a Vote of Security Holders                             19

      Item 5.   Other Information                                                               19

      Item 6.   Exhibits and Reports on Form 8-K                                                19


SIGNATURES                                                                                      20

CERTIFICATIONS                                                                                  21

INDEPENDENT AUDITOR'S REVIEW STATUS

Due to the Company filing a voluntary petition for reorganization on May 13, 2003, the Company was delayed in completing its audit for Year-End 2002. The Company's subsequent interim financial information, for the three month period ended March 31, 2003, was also delayed. The information is presently being delivered to its independent auditor to perform the required review of these interim financial statements in accordance with professional standards as required by Rule 10-01(d) of Regulation S-X. In addition, the Company's limited staff was required to prepare documentation related to the reorganization which further delayed the preparation of the Company's interim financial statements and has also had the result of delaying the independent auditor's review thereof. Accordingly, the accompanying un-audited consolidated financial statements and notes thereto were not subject to such independent auditor review procedures. The Company will issue an amended Form 10-QSB for the three month period ended March 31, 2003, once the required review procedures have been completed.

                         ECLICKMD, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                MARCH 31, 2003 (UNAUDITED) AND DECEMBER 31, 2002


                                     ASSETS
                                     ------

                                                                                    2003
                                                                                 (Unaudited)         2002
                                                                                 ------------    ------------
Current assets
    Cash and cash equivalents                                                    $        829    $     85,204
    Accounts receivable - trade, net of allowance for doubtful accounts of $29,843 and $29,843 at March 31, 2003 (unaudited) and
    December 31, 2002, respectively                                                    74,928           7,590
    Other current assets                                                                8,823          11,645
                                                                                 ------------    ------------
         Total current assets                                                          84,580         104,439

Property and equipment, net of accumulated depreciation of
    $488,901 and $451,874 at March 31, 2003 (unaudited) and
    December 31, 2002, respectively                                                    70,062         107,088
Deferred financing fees, net of accumulated amortization of $85,479 and
    $78,345 at March 31, 2003 (unaudited) and December 31, 2002, respectively             175           7,309
Other Assets                                                                           10,413          10,414
                                                                                 ------------    ------------

         Total assets                                                            $    165,230    $    229,250
                                                                                 ============    ============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT
                      -------------------------------------

Current liabilities
    Line of credit                                                               $    360,000    $    360,000
    Current notes payable (including $225,342 and $220,247
      to related parties at March 31, 2003 (unaudited) and December 31, 2002
      respectively)                                                                   554,468         569,722
    Convertible notes and debentures - current maturities
       (including $51,250 to related parties at March 31, 2003 (unaudited) and
       December 31, 2002, respectively), net of unamortized debt
       discount of $9,770 at December 31, 2002                                      2,028,829       2,019,060
    Customer deposits                                                                  46,730           1,325
    Payable to related parties                                                        439,343         435,593
    Accounts payable (including $106,531 to related parties at
       March 31, 2003 (unaudited) and December 31, 2002, respectively)                920,290         858,060
    Accrued payroll tax liabilities                                                    58,015          16,378
    Capital lease obligation payable - current maturities                              78,995          78,995
    Accrued liabilities                                                               451,572         369,213
                                                                                 ------------    ------------
         Total current liabilities                                                  4,938,243       4,708,346

Capital lease obligation, net of current portion                                      104,085         116,950

Long-term notes payable                                                                35,513          35,513

Shareholders' deficit
    Preferred stock - $0.001 par value; 15,000,000 shares authorized,
       89 and 75 shares issued and outstanding at March 31, 2003 (unaudited)               --              --
       and December 31, 2002
    Common stock - $0.001 par value; 50,000,000 shares authorized, 21,365,688 and 21,190,688 shares issued and outstanding at
       March 31, 2003 (unaudited) and December 31, 2002, respectively                  21,366          21,191
    Additional paid-in capital                                                      7,040,161       6,855,739
    Receivable for the purchase of equity                                                  --              --
    Accumulated deficit                                                           (11,974,137)    (11,508,489)
                                                                                 ------------    ------------
         Total shareholders' deficit                                               (4,912,610)     (4,631,559)
                                                                                 ------------    ------------

         Total liabilities and shareholders' deficit                             $    165,230    $    229,250
                                                                                 ============    ============

The accompanying notes are an integral part of these financial statements.

                         ECLICKMD, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002


                                                                   2003            2002
                                                               ------------    ------------
Revenues                                                       $     63,093    $     95,557

Operating expenses
   Cost of revenues                                                  78,384          71,600
   Research & development costs                                      11,686          30,662
   Selling, general & administrative                                345,484         624,361
                                                               ------------    ------------

   Operating loss                                                  (372,461)       (631,066)

Other income (expense)                                                   --           3,711
Interest expense                                                    (93,186)        (56,150)


                                                               ------------    ------------
   Net loss                                                    $   (465,647)   $   (683,505)
                                                               ============    ============

Net loss per common share - basic and diluted                  $      (0.02)   $      (0.04)
                                                               ============    ============

Weighted-average number of common shares outstanding - basic
   and diluted                                                   21,365,688      17,284,502
                                                               ============    ============

The accompanying notes are in integral part of these financial statements.

                         ECLICKMD, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002


                                                                                        2003            2002
                                                                                    ------------    ------------
Cash flows from operating activities
      Net loss                                                                      $   (465,647)   $   (683,505)
      Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation                                                                     37,026          38,417
         Bad Debt Expense                                                                     --           2,500
         Stock issued for services                                                        33,250         187,500
         Warrants issued for converstion of debt to preferred stock                        8,147              --
         Amortization of deferred financing fees                                           7,135              --
         Amortization of debt discount                                                     9,769              --
         Increases and decreases in working capital accounts:
         Accounts receivable - trade                                                     (67,339)        (51,508)
         Other current assets                                                              2,822          (6,911)
         Customer deposits                                                                45,405          61,811
         Accounts payable                                                                 62,230          69,316
         Accrued liabilities                                                             123,996          23,645
                                                                                    ------------    ------------
              Cash flows used in operating activities                                   (203,206)       (358,735)

Cash flows from investing activities
      Purchases of property and equipment                                                     --              --

Cash flows from financing activities
      Payments on capital lease obligation                                               (12,865)             --
      Payments on convertible notes payable and debentures                                    --          (5,505)
      Borrowings from related parties                                                      8,845          26,250
      Borrowings on notes payable                                                        143,200              --
      Payments on notes payable                                                          (20,348)             --
      Exercise of stock options                                                               --          69,000
                                                                                    ------------    ------------
         Cash flows provided by financing activities                                     118,831          89,745

Net increase (decrease) in cash and cash equivalents                                     (84,375)       (268,990)

Cash and cash equivalents, beginning of period                                            85,204         290,222
                                                                                    ------------    ------------

Cash and cash equivalents, end of period                                            $        829    $     21,232
                                                                                    ============    ============

Supplemental disclosures for cash flow information:
      Cash paid during the period for:
         Interest                                                                   $      3,320    $        540
                                                                                    ============    ============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
   FINANCING ACTIVITIES
         Conversion of notes payable and accrued interest to preferred stock        $    143,200    $         --
                                                                                    ============    ============
         Warrants issued in connection with conversion of notes payable
            and accrued interest to preferred stock                                 $      8,147    $         --
                                                                                    ============    ============

The accompanying notes are in integral part of these financial statements.

                         ECLICKMD, INC. AND SUBSIDIARIES

         NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Unaudited)


1. BASIS OF PRESENTATION

The interim financial statements of eClickMD, Inc. and Subsidiaries (the "Company" or "eClick") at March 31, 2003 and for the three months ended March 31, 2003 and 2002, are unaudited, and include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation. The December 31, 2002 balance sheet was derived from the balance sheet included in the Company's audited financial statements as filed on Form 10-KSB for the year ended December 31, 2002. Certain amounts previously reported in prior interim financial statements have been reclassified to conform to the 2002 presentation.

The accompanying unaudited interim financial statements are for interim periods and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company's audited financial statements included in the 10-KSB for the year ended December 31, 2002. The accompanying unaudited interim financial statements for the three months ended March 31, 2003 are not necessarily indicative of the results which can be expected for the entire fiscal year.

Due to the Company filing a voluntary petition for reorganization on May 13, 2003, the Company was delayed in completing its audit for Year-End 2002. The Company's subsequent interim financial information, for the three month period ended March 31, 2003, was also delayed. The information is presently being delivered to its independent auditor to perform the required review of these interim financial statements in accordance with professional standards as required by Rule 10-01(d) of Regulation S-X. In addition, the Company's limited staff was required to prepare documentation related to the reorganization which further delayed the preparation of the Company's interim financial statements and has also had the result of delaying the independent auditor's review thereof. Accordingly, the accompanying un-audited consolidated financial statements and notes thereto were not subject to such independent auditor review procedures. The Company will issue an amended Form 10-QSB for the three month period ended March 31, 2003, once the required review procedures have been completed.

2. GOING CONCERN

The consolidated financial statements for the three months ended March 31, 2003 and the year ended December 31, 2002 were prepared on the assumption the Company will continue as a going concern. The Company sustained net losses of $465,647 and $2,873,215 during the three months ended March 31, 2003 and the year ended December 31, 2002, respectively, and has accumulated losses through March 31, 2003 of $11,974,137. Cash used in operating activities for the same periods aggregated $203,206 and $1,634,811, respectively. Total liabilities at March 31, 2003 of $5,077,841 (including approximately $43,780 to the Internal Revenue Service for delinquent payroll taxes) exceed total assets of $165,230. As of the date of this report, the Company is unable to meet all of its short-term obligations as they fall due because of shortages of cash, and has substantial amounts outstanding with key vendors.

On May 13, 2003, the Company, eClickMD, Inc., filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. The petition requesting an order for relief was filed in the United States Bankruptcy Court, Western District of Texas, Austin Division (the "Bankruptcy Court"), where the case is now pending before the Honorable Frank R. Monroe, Case No. 03-12387. As debtors-in-possession under Sections 1107 and 1108 of the Bankruptcy Code, the Company remains in possession of its properties and assets, and management continues to operate the business. The Company intends to continue normal operations and does not currently foresee any interruption to current operations. The Company cannot engage in transactions outside the ordinary course of business without the approval of the Bankruptcy Court. The Company attributed the need to reorganize as a part of its financial strategy to ease the Company's debt service associated with years of high-cost technology development.

Under Chapter 11 proceedings, actions by creditors to collect claims in existence at the filing date ("pre-petition") are stayed ("deferred"), absent specific Bankruptcy Court authorization to pay such claims, while the Company continues to manage the business as a debtor-in-possession. The rights of and ultimate payments by the Company to pre-petition creditors and to equity investors may be substantially altered. This could result in claims being liquidated in the Chapter 11 proceedings at less (possibly substantially less) than 100% of their face value and the equity interests of the Company's stockholder's being diluted or canceled. The Company's pre-petition creditors and stockholders will each have votes in the plan of reorganization. Management intends to submit a plan for reorganization to the Bankruptcy Court no later than September 13, 2003.

Due to material uncertainties, it is not possible to determine the additional amount of claims that may arise or ultimately be filed, or to predict the length of time the Company will operate under the protection of Chapter 11, the outcome of the Chapter 11 proceedings in general, whether the Company will continue to operate under its current organizational structure, or the effect of the proceedings on the business of the Company or on the interests of the various creditors and security holders.

The Company's continued existence depends upon the success of management's efforts to submit and receive Bankruptcy Court, pre-petition creditor and shareholder approval for the plan of reorganization, to raise additional capital necessary to meet the Company's obligations as they come due and to obtain sufficient capital to execute its business plan. The Company intends to obtain capital primarily through issuances of debt or equity. The can be no degree of assurance that the Company will be successful in obtaining Bankruptcy Court, pre-petition creditor or shareholder approval of the plan of reorganization or in completing additional financing transactions.

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

Had the Company determined compensation based on the fair value at the grant date for its stock options under SFAS No. 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" net loss and loss per share would not change due to immaterial differences in the amounts related to employee stock option grants in the first quarter of 2003.

5. CONVERTIBLE NOTES AND DEBENTURES

At March 31, 2003, the Company had outstanding convertible notes totaling $100,000 which were issued in 1999 with a conversion rate of $2.00 per share, $585,000 of convertible notes issued in 2000 with a conversion rate equal to the principal plus accrued interest at the conversion date divided by the price per share of equity instruments sold in the next financing transaction, $608,695 of convertible notes issued in 2001 with a conversion rate equal to the lower of $1.00 per share of common stock or 80 percent of the fair market value of the common stock, $128,075 of convertible notes issued in 2001 with a conversion rate equal to the lesser of a 12.5% discount to the market price or $1.50 per share, and $607,059 of convertible notes issued in 2002 with a conversion rate equal to the lower of $1.25 per share of common stock or 150% of the fair market value of the common stock.

6. NOTES PAYABLE

Notes payable at March 31, 2003 and December 31, 2002 consist of the following:

                                                          2003
                                                       (unaudited)         2002
                                                       ------------    ------------
Note payable to bank, payable in full in
         October 2002 (currently due on demand)
         at 10.5%, unsecured                           $     15,000    $     15,000

Note payable to shareholder, at 12% with
         principal and interest due on demand
                                                            128,448         123,354

Note payable to shareholder, at 12% with
         principal and interest due May 2003                 69,810          69,810

Note payable to creditor, payable in monthly
         installments through March 2003 at 12%,
         unsecured                                           27,112          31,233

Note payable to employee, payable on demand at 10%,
         Unsecured                                           27,083          27,083

Note payable to financial institution at 6%,
         due on demand, unsecured                           100,000         100,000

Note payable to financial institution at 6%,
         due on demand, unsecured                           100,000         100,000

Note payable to creditor, payable in monthly
         installments through December 2004 at 6%,
         unsecured                                           51,061          55,517

Non-Interest bearing note payable to creditor,
 payable in monthly installments through
 May 2004, unsecured                                         26,667          30,000

Note payable to creditor, payable in monthly
installments through December 2003 at 12%, unsecured         44,800          53,237
                                                       ------------    ------------
                                                            589,981         605,235
Less current maturities:                                   (554,468)       (569,722)
                                                       ------------    ------------
                                                       $     35,513    $     35,513
                                                       ============    ============

         Future maturities of notes payable at March 31, 2003 are as follows:

                 2003               $    554,468
                 2004                     35,513
                                    ------------

                 Total              $    589,981
                                    ============

On January 28, 2003 the Company issued a Promissory Note to York Avenue Holding Company in the amount of $90,000 with interest at 6% per annum which matured at the earliest of February 28, 2003 or upon completing its ensuing closing on the $2 million offering with Gryphon Financial Securities Corporation as placement agent. For a detailed explanation on the $2 million offering "the September 30, 2002 Placement Agency Agreement", see Note J in the Notes To Consolidated Financial Statements in the 10-KSB for the year ended December 31, 2002.

On February 20, 2003 the Company issued a Promissory Note to York Avenue Holding Company in the amount of $26,000 with interest at 6% per annum which matured at the earliest of March 20, 2003 or on the date the Company closed on at least $100,000 from its $2 million offering with Gryphon Financial Securities Corporation as placement agent. For a detailed explanation on the $2 million offering "the September 30, 2002 Placement Agency Agreement", see Note J in the Notes To Consolidated Financial Statements in the 10-KSB for the year ended December 31, 2002.

On March 6, 2003 the Company issued a Promissory Note to York Avenue Holding Company in the amount of $27,200 with interest at 6% per annum which matured at the earliest of April 6, 2003 or on the date the Company closed on at least $100,000 from its $2 million offering with Gryphon Financial Securities Corporation as placement agent. For a detailed explanation on the $2 million offering "the September 30, 2002 Placement Agency Agreement", see Note J in the Notes To Consolidated Financial Statements in the 10-KSB for the year ended December 31, 2002.


In accordance with "The Agreement" between eClickMD, Inc. and Gryphon Opportunities Fund I, LLC dated March 31, 2003 (for further detail see exhibit
10.1 "The Agreement" in the Company's 10-KSB for the year-ended December 31,
2002), on March 31, 2003, York Avenue Holding Company converted $143,200 (the January 28, 2003 note of $90,000, the February 20, 2003 note of $26,000 and the March 6, 2003 note of $27,200) of notes payable to preferred stock under the same terms and conditions as the "September 30, 2002 Placement Agency Agreement". As a result of this conversion, the Company issued 14.3 shares of preferred stock to York Avenue Holding Company. In addition, York Avenue Holding Company received warrants to purchase an aggregate of 95,323 shares of common stock at an exercise price of $.75 per share. These warrants expire in March of 2008. Accordingly, the Company recorded an expense of $8,147 in the first quarter of 2003 to recognize issuance of the common stock purchase warrants.

7. DEFERRED FINANCING FEES

Deferred financing fees related to the notes payable are amortized on a straight-line basis over the term of the notes payable ranging from three to six months.

8. SHAREHOLDERS' DEFICIT

During three months ended March 31, 2003, $143,200 of notes payable were converted to 14.3 shares of the Company's Series A Convertible Preferred Stock. In conjunction with the notes payable conversion, the Company issued warrants to purchase 95,323 shares of common stock valued at $8,147. In addition, the Company issued 175,000 shares of common stock for managerial and financial consulting services valued at $31,730.

9. TREATMENT OF CERTAIN STOCK OPTIONS FOR DISPUTED SERVICES

In July 2001, the Company issued stock options as retainers for services and as collateral for financing in connection with such services to Oxford Financial and Mark Anthony Christini which were subsequently converted into common stock. In September, 2001, the Company filed a complaint against Oxford Venture Fund, L.L.C. and Karim Rajani, an agent of Oxford Venture Fund, L.L.C., alleging the defendants had received Company stock options to purchase 275,000 shares as a retainer and for the purpose of collateralizing financing for the Company, and that the defendant then sold a portion of the stock thereby converting it to their own use instead of using it for collateral. The Company sought compensatory damages, exemplary damages and injunctive relief. The defendant's appeared for a hearing to argue against the Court's in personam jurisdiction over them as well as to argue against the need for injunctive relief. On September 14, 2001, the Court granted a temporary injunction prohibiting the defendants from making sales of the Company's stock. At the date of this filing, 1,800,000 shares are being restricted from transfer of which 600,000 shares are being held in certificate form by the transfer agent. The defendants filed their answer in this matter but refused to cooperate in discovery. As a sanction, the court struck the defendant's pleadings. On November 13, 2002 the court entered a default judgment against the Defendants and called for a hearing on damages. The parties appeared through counsel of record. On November 26, 2002 the court Ordered, Adjudged and Decreed that eClickMD, Inc. have and recover judgment of and against Oxford Venture Partners, L.L.C, and Karim Rajani, jointly and severally, in the sum of $1,019,250 plus interest at a rate of 1.51 percent per annum from the date of judgment until paid; plus $250,000 in punitive damages; plus $19,000 in attorney's fees and all costs of suit. The Defendants have filed a notice of appeal and their appellate brief was due on May 5, 2003. As of this date, the Defendants have not filed their brief and are at risk of defaulting on the appeal. The Court ordered the Defendants to return their eClickMD, Inc. stock, delivering same to the United States Marshall in Austin, Texas. About half of the shares have been returned to date and same will be sold at auction by the United States Marshall's office in the near future. Once the stock has been sold, the proceeds will be applied to the judgment balance and eClickMD, Inc. will continue its efforts to collect on the judgment.

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

Due to the circumstances surrounding the issuance of the options and the subsequent dispute that has arisen due to the failure of the optionees to perform according to the agreement, no value has been recorded in the accompanying financial statements related to the original issuance of the options. In the event that the shares may not be recovered, the Company may incur an associated expense during the reporting period in which the settlement occurs. Management believes the shares and/or proceeds from the court ordered sale of certain shares indicated above will be recovered.

10. CONTINGENCIES

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

11. SUBSEQUENT EVENT

On May 13, 2003, the Company, eClickMD, Inc., filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. The petition requesting an order for relief was filed in the United States Bankruptcy Court, Western District of Texas, Austin Division (the "Bankruptcy Court"), where the case is now pending before the Honorable Frank R. Monroe, Case No. 03-12387. As debtors-in-possession under Sections 1107 and 1108 of the Bankruptcy Code, the Company remains in possession of its properties and assets, and management continues to operate the business. The Company intends to continue normal operations and does not currently foresee any interruption to current operations. The Company cannot engage in transactions outside the ordinary course of business without the approval of the Bankruptcy Court. The Company attributed the need to reorganize as a part of its financial strategy to ease the Company's debt service associated with years of high-cost technology development.

Under Chapter 11 proceedings, actions by creditors to collect claims in existence at the filing date ("pre-petition") are stayed ("deferred"), absent specific Bankruptcy Court authorization to pay such claims, while the Company continues to manage the business as a debtor-in-possession. The rights of and ultimate payments by the Company to pre-petition creditors and to equity investors may be substantially altered. This could result in claims being liquidated in the Chapter 11 proceedings at less (possibly substantially less) than 100% of their face value and the equity interests of the Company's stockholder's being diluted or canceled. The Company's pre-petition creditors and stockholders will each have votes in the plan of reorganization. Management intends to submit a plan for reorganization to the Bankruptcy Court no later than September 13, 2003.

Due to material uncertainties, it is not possible to determine the additional amount of claims that may arise or ultimately be filed, or to predict the length of time the Company will operate under the protection of Chapter 11, the outcome of the Chapter 11 proceedings in general, whether the Company will continue to operate under its current organizational structure, or the effect of the proceedings on the business of the Company or on the interests of the various creditors and security holders.

On June 3, 2003, the Bankruptcy Court approved an order granting eClickMD, Inc.'s (the debtor's) motion to incur debt with priority over certain administrative expenses, pursuant to 11 U.S.C. 364 C 1, with Gryphon Opportunities Fund I, LLC. It was ordered that the debtor be and is authorized to incur debt up to $315,803 from June 3, 2003 through September 30, 2003, by executing the Financing Agreement. As of the date of this filing, borrowings under this post petition financing agreement total $89,072.

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

Recent Developments

On May 13, 2003, the Company, eClickMD, Inc., filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. The petition requesting an order for relief was filed in the United States Bankruptcy Court, Western District of Texas, Austin Division (the "Bankruptcy Court"), where the case is now pending before the Honorable Frank R. Monroe, Case No. 03-12387. As debtors-in-possession under Sections 1107 and 1108 of the Bankruptcy Code, the Company remains in possession of its properties and assets, and management continues to operate the business. The Company intends to continue normal operations and does not currently foresee any interruption to current operations. The Company cannot engage in transactions outside the ordinary course of business without the approval of the Bankruptcy Court. The Company attributed the need to reorganize as a part of its financial strategy to ease the Company's debt service associated with years of high-cost technology development.

For further information see Note 11 - "Subsequent Events"

Results of Operations

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Revenues for the three months ended March 31, 2003 were $63,093 compared to $95,557 for the same period in 2002. Fewer customers were billed in 2003 as a result of a 2001 year-end review of accounts receivable, where a significant number of customers with aged receivable balances were assigned former client status. In addition, as the Company maximized available resources in 2002 and 2003, fewer sales and marketing programs existed. Also resulting in lower revenue was a change in the Company's billing model in mid-year 2002 where physicians were no longer charged $35/month to use the eClickMD, Inc. software. The bankruptcy of a premier customer, Interlink Home Health, in 2002 resulted in lower Safehaven revenue in 2003. Interlink Home Health was the exclusive customer of the Net.Care (Oasis) product and is no longer using the service.

Operating expenses were $435,554 for the three months ended March 31, 2003 compared to $726,623 for the three months ended March 31, 2002. This 40% decrease in operating expenses was primarily attributable to expenses incurred in 2002 for the issuance of shares of common stock for financial consulting services. Also contributing to lower selling, general and administrative expenses in 2003 were fewer employees, resulting in lower salaries and wages and other employee-related expenses.

Interest expense for the quarter ended March 31, 2003 was $93,186 compared to $56,150 in 2002. Higher interest expense resulted from a higher debt load in year 2003 coupled with interest charges incurred for the quarterly amortization of deferred financing charges and debt discount in relation to the private placement financings that occurred in the second and third quarters of 2002.

Liquidity and Capital Resources

Net cash used by operating activities for the first quarter totaled $203,206 and $358,735 for 2003 and 2002, respectively. Decreased net uses of cash in 2003 resulted from lower operating expenses due to fewer employees on payroll and lower financial consulting expenses.

Net cash provided by financing activities was $118,831 for the quarter ended March 31, 2003 and $89,745 for the quarter ended March 31, 2002 and consisted primarily of borrowings on notes payable.

At March 31, 2003, the Company had outstanding convertible notes totaling $100,000 which were issued in 1999 with a conversion rate of $2.00 per share, $585,000 of convertible notes issued in 2000 with a conversion rate equal to the principal plus accrued interest at the conversion date divided by the price per share of equity instruments sold in the next financing transaction, $608,695 of convertible notes issued in 2001 with a conversion rate equal to the lower of $1.00 per share of common stock or 80 percent of the fair market value of the common stock, $128,075 of convertible notes issued in 2001 with a conversion rate equal to the lesser of a 12.5% discount to the market price or $1.50 per share, and $607,059 of convertible notes issued in 2002 with a conversion rate equal to the lower of $1.25 per share of common stock or 150% of the fair market value of the common stock.

On January 28, 2003 the Company issued a Promissory Note to York Avenue Holding Company in the amount of $90,000 with interest at 6% per annum which matured at the earliest of February 28, 2003 or upon completing its ensuing closing on the $2 million offering with Gryphon Financial Securities Corporation as placement agent. For a detailed explanation on the $2 million offering "the September 30, 2002 Placement Agency Agreement", see Note J in the Notes To Consolidated Financial Statements in the 10-KSB for the year ended December 31, 2002.

On February 20, 2003 the Company issued a Promissory Note to York Avenue Holding Company in the amount of $26,000 with interest at 6% per annum which matured at the earliest of March 20, 2003 or on the date the Company shall next close on at least $100,000 from its $2 million offering with Gryphon Financial Securities Corporation as placement agent. For a detailed explanation on the $2 million offering "the September 30, 2002 Placement Agency Agreement", see Note J in the Notes To Consolidated Financial Statements in the 10-KSB for the year ended December 31, 2002.

On March 6, 2003 the Company issued a Promissory Note to York Avenue Holding Company in the amount of $27,200 with interest at 6% per annum which matured at the earliest of April 6, 2003 or on the date the Company shall next close on at least $100,000 from its $2 million offering with Gryphon Financial Securities Corporation as placement agent. For a detailed explanation on the $2 million offering "the September 30, 2002 Placement Agency Agreement", see Note J in the Notes To Consolidated Financial Statements in the 10-KSB for the year ended December 31, 2002.

On March, 31, 2003, the board of directors unanimously resolved that in accordance with the terms and conditions of "The Agreement", "The Security Agreement" and the "Senior Secured Promissory Note", all dated March 31, 2003, the Company had the required corporate power and authority to enter into and perform its obligations under "The Agreement" and "The Security Agreement" as provided in the agreements, including but not limited to the issuance of the securities of the demand note in accordance with the terms of "The Agreement", borrow the $50,000 demand loan from Gryphon Opportunties Fund I, LLC, represented by the $50,000 demand note and secure the $50,000 demand loan and Gryphon debt with the assets and intellectual property of the Company as provided for in the "Security Agreement". For further detail see exhibits 10.1, "The Agreement", 10.2, "The Security Agreement" and 10.3, "The Senior Secured Promissory Note" in the 10-KSB for the year ended December 31, 2002.

In accordance with "The Agreement" dated March 31, 2003, on March 31, 2003, York Avenue Holding Company converted $143,200 (the January 28, 2003 note of $90,000, the February 20, 2003 note of $26,000 and the March 6, 2003 note of $27,200) of notes payable to preferred stock under the same terms and conditions as the "September 30, 2002 Placement Agency Agreement". As a result of this conversion, the Company issued 14.3 shares of preferred stock to York Avenue Holding Company. In addition, York Avenue Holding Company received warrants to purchase an aggregate of 95,323 shares of common stock at an exercise price of $.75 per share. These warrants expire in March of 2008. Accordingly, the Company recorded an expense of $8,147 in the first quarter of 2003 to recognize issuance of the common stock purchase warrants.

Subsequent to March 31, 2003, and in accordance with the terms of "The Agreement" and "The Security Agreement" dated March 31, 2003, the Company issued two Senior Secured Promissory Notes, bearing interest at 5% and payable on demand, to Gryphon Opportunities Fund I, LLC for $65,900 and $49,790, on April 25, 2003 and May 20, 2003, respectively.

On June 3, 2003, the Bankruptcy Court approved an order granting eClickMD, Inc.'s (the debtor's) motion to incur debt with priority over certain administrative expenses, pursuant to 11 U.S.C. 364 C 1, with Gryphon Opportunities Fund I, LLC. It was ordered that the debtor be and is authorized to incur debt up to $315,803 from June 3, 2003 through September 30, 2003, by executing the Financing Agreement. Accordingly, on June 4, 2003, the Company issued a Senior Secured Promissory Note, bearing interest and payable on demand, to Gryphon Opportunities Fund I, LLC for $89,072.

On May 13, 2003, the Company, eClickMD, Inc., filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. The petition requesting an order for relief was filed in the United States Bankruptcy Court, Western District of Texas, Austin Division (the "Bankruptcy Court"), where the case is now pending before the Honorable Frank R. Monroe, Case No. 03-12387. As debtors-in-possession under Sections 1107 and 1108 of the Bankruptcy Code, the Company remains in possession of its properties and assets, and management continues to operate the business. The Company intends to continue normal operations and does not currently foresee any interruption to current operations. The Company cannot engage in transactions outside the ordinary course of business without the approval of the Bankruptcy Court. The Company attributed the need to reorganize as a part of its financial strategy to ease the Company's debt service associated with years of high-cost technology development.

Under Chapter 11 proceedings, actions by creditors to collect claims in existence at the filing date ("pre-petition") are stayed ("deferred"), absent specific Bankruptcy Court authorization to pay such claims, while the Company continues to manage the business as a debtor-in-possession. The rights of and ultimate payments by the Company to pre-petition creditors and to equity investors may be substantially altered. The could results in claims being liquidated in the Chapter 11 proceedings at less (possibly substantially less) than 100% of their face value and the equity interests of the Company's stockholder's being diluted or canceled. The Company's pre-petition creditors and stockholders will each have votes in the plan of reorganization. Management intends to submit a plan for reorganization to the Bankruptcy Court no later than September 13, 2003.

Due to material uncertainties, it is not possible to determine the additional amount of claims that may arise or ultimately be filed, or to predict the length of time the Company will operation under the protection of Chapter 11, the outcome of the Chapter 11 proceedings in general, whether the Company will continue to operate under its current organizational structure, or the effect of the proceedings on the business of the Company or on the interests of the various creditors and security holders.

The Company's continued existence depends upon the success of management's efforts to submit and receive Bankruptcy Court, pre-petition creditor and shareholder approval for the plan of reorganization, to raise additional capital necessary to meet the Company's obligations as they come due and to obtain sufficient capital to execute its business plan. The Company intends to obtain capital primarily through issuances of debt or equity. The can be no degree of assurance that the Company will be successful in obtaining Bankruptcy Court, pre-petition creditor or shareholder approval of the plan of reorganization or in completing additional financing transactions.

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

Stock -Based Compensation

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

Had the Company determined compensation based on the fair value at the grant date for its stock options under SFAS No. 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" net loss and loss per share would not change due to immaterial differences in the amounts related to employee stock option grants in the first quarter of 2003.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force
(EITF) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Good or Services. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty's performance is complete or the date on which it is probably that performance will occur.

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

Cause No. 3:OLV343LN:United States District Court, Southern District of Mississippi. David Buck vs eClickMD. Inc. The lawsuit, filed on May 8, 2001 alleges breaches of severance in an employment agreement. David Buck is seeking damages of up to $197,200. The company has reached a settlement with David Buck as of November 11, 2002 in the amount of $40,000 with $10,000 paid immediately upon completion of the settlement documents and the remaining $30,000 payable over an 18 month period in equal monthly installments. At March 31, 2003 the Company had recorded a liability of $26,667. As of the date of this filing, the Company is in default on the payment plan. A final judgement against eClickMD, Inc. was entered in the amount of $26,666 on May 2, 2003.

On October 17, 2001, in the United States District Court, Western District of Texas, Austin Division, the Company filed a counter suit against David Buck, Philip Mattingly, and John Griffin for breach of fiduciary duty, statutory and common law fraud, and conversion of corporate funds and assets. One or more of the defendants have been served. The Company has reached a settlement with John Griffin and agreed to release him from this suit. As of the date of this filing, the Company is in default on payment to John Griffin. The Company has reached a settlement agreement with David Buck (reference Cause No. 3:OLV343LN) and agreed to release him from this suit. As of the date of this filing, the Company had agreed to a settlement arrangement with Philip Mattingly but was unable to make payment according to the settlment agreement of $2,500. A final judgment against eClickMD, Inc. was entered in the amount of $2,500 on May 2, 2003.

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

Cause No. 67-190588-01: 67th Judicial District Court of Travis County, Texas. Fred Klutts vs. LEP Capital & Consulting Inc., John W. Pittman, eClickMD, Inc. (formerly Link.Com). Lawsuit filed for collection of LEP Capital and Consulting, Inc. promissory note payable to Fred Klutts totaling $40,000 plus accrued interest. A "No-Answer Final Default Judgment" was rendered upon the defendants on January 29, 2002. eClickMD, Inc. settled the matter with the plaintiff on August 5, 2002 and arranged a pay-out plan over time for the promissory note payable plus accrued interest. As of the date of this filing, this obligation was paid in full.

Cause No. 263219; GTECH Corporation v. eClickMD, Inc. f/k/a Link.com; County Court at Law No. 1, Travis County, Texas. Lawsuit filed for collection of past due rent obligation plus attorney's fees. On September 11, 2002 the Company issued a Promissory Note to GTECH Corporation in the amount of $64,618 with interest at 6% in accordance with a legal settlement agreement reached in the matter of GTECH Corporation versus eClickMD, Inc. f/k/a/ Link.com, Inc. Upon execution of the note, payments for the balance of the note are being made monthly at $2,500 per month until the balance and applicable interest is paid in full. The first payment was made on September 15, 2002. The Promissory Note also stipulated that upon receipt of any funding in the amount of $1,000,000 to eClickMD, Inc. the monthly payment would increase to $5,000 per month until the balance and applicable interest is paid in full. The increased amount would be due on the 15th of the month following receipt of the funding. At March 31, 2003 the Company had a liability recorded in the amount of $51,061 for the balance of payments plus accrued interest due on the note. As of the date of this filing, the Company is in default on the payment plan.

On or about May 1, 2002, the Company received information regarding Cause No. 2002-21897; 1240 Blalock, Inc. and Barry Pulaski vs. Marion Robert Rice, Link.Com, Inc. and eClickMD, Inc. Lawsuit filed for collection of amounts owed on a Debenture agreement dated September 23, 1999 in the amount of $55,000 plus accrued interest of approximately $8,237. The plaintiffs also demanded reasonable attorney's fees and court costs. On December 11, 2002, eClickMD, Inc. entered into a settlement agreement with plaintiffs. The settlement was in the form of cash and a promissory note. eClickMD, Inc. paid plaintiffs $10,000 on December 11, 2002 and delivered to the plaintiff a 12 month ,12% promissory note in the principal amount of $53,237. As of the date of this filing, the Company is in default on the payment plan.

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

On or about August 14, 2002, the Company received information regarding Cause No. 263605; IOS Capital, LLC f/k/a IOS Capital, Inc. vs. eClickMD, Inc., In the County Court at Law Number Two of Travis, County Texas; Lawsuit filed to recover monetary damages currently due and owed by eClickMD, Inc. as a result of a breach of an equipment lease agreement in the amount of $33,051 plus interest, court fees and attorney's fees. This suit was settled in December, 2002 for $17,775 with $3,000 paid on December 19, 2002 and the balance of $14,775 to be paid over ten months in equal monthly payments, without interest, with the first payment due on or before the 15th of each succeeding month until the sum of $14,775 is paid in full, at which time IOS Capital will execute a full release of the judgment. As of the date of this filing, the Company is in default on the payment plan.

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

On or about March 31, 2003, the Company received information regarding Docket Number DC-000669-03 in the Superior Court of New Jersey Law Division: Hudson County Special Civil Part for PR Newswire Association, Inc. vs. eClickMD, Inc. Lawsuit filed for collection of past due account payable of $4,655 together with lawful interest, costs of suit and such other and further relief as the Court deems just and proper. At March 31, 2003 the Company has an account payable of $4,655 recorded on its books. As of the date of this filing, the Company has not responded to this matter.

On or about February 18, 2003, the Company received information regarding Cause Number 37839 in the Justice Court Precinct No. 1, Place No. 2, in Taylor County, Texas for McGriff, Seibels, & Williams of Texas, Inc. vs. eClickMD, Inc. Lawsuit filed for collection of past due accounts payable for $1,533 plus attorney fees and court costs. At March 31, 2003 the Company does not have an account payable specifically recorded. As of the date of this filing, the Company has not responded to this matter.

On April 22, 2002, the Company was served notice regarding Cause No. 2002044; 198th Judicial District Court of McCulloch County, Texas. The RECOVAR Group, LLC vs. eClickMD, Inc. Lawsuit filed for collection of an outstanding accounts payable in the amount of approximately $5,000. The plaintiff was also demanding reasonable attorney's fees and court costs. eClickMD, Inc. settled the matter with the plaintiff on July 23, 2002 and as of the date of the filing of this report has fully paid the mutually agreed upon settlement obligation.

Case Number 258052: Travis County Court 1, Travis County Texas. Immedient, Inc. vs. eClickMD, Inc. Lawsuit filed for the collection of a debt. An "No-Answer Final Default Judgment" was rendered upon the defendant on April 24, 2002. eClickMD, Inc. settled the matter with the plaintiff on July 10, 2002 and as of the date of the filing of this report has fully paid the mutually agreed upon settlement obligation.

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

                                              EClickMD, Inc.


       Date:  June 23, 2003


                                              By: /s/ NEIL BURLEY
                                                  ------------------------------
                                                  Neil Burley,
                                                  Chief Financial Officer
                                                  (Principal Financial and
                                                  Accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


NAME                          TITLE                               DATE SIGNED
----                          -----                               -----------

By: /s/ NEIL BURLEY           Chief Financial Officer             June 23, 2003
    ----------------------    (Principal Financial and
    Neil Burley               Accounting Officer)

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

6.) I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  June 23, 2003


                                             By: /s/ NEIL BURLEY
                                             -----------------------------------
                                             Neil Burley,
                                             Chief Financial Officer
                                             (Principal Financial and Accounting
                                             Officer)