Form 10QSB/A
period 2003-03-31
ECLICKMD INC
filed 2003-06-27
CIK 18530

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


                                                                                           Page No.
                                                                                           --------
PART I          FINANCIAL INFORMATION

      Item 1.   Financial Statements

                Consolidated Balance Sheets as of March 31, 2003 (unaudited) and
                December 31, 2002                                                                2

                Consolidated Statements of Operations (unaudited) for the three months
                ended March 31, 2003 and 2002                                                    3

                Consolidated Statements of Cash Flows (unaudited) for the three months
                ended March 31, 2003 and 2002                                                    4

                Notes to Consolidated Financial Statements (unaudited)                           5

      Item 2.   Management's Discussion and Analysis of Financial Condition and Results
                of Operations                                                                   10

      Item 3.   Controls and Procedures                                                         13


PART II         OTHER INFORMATION

      Item 1.   Legal Proceedings                                                               14

      Item 2.   Changes in Securities and Use of Proceeds                                       18

      Item 3.   Defaults Upon Senior Securities                                                 18

      Item 4.   Submission of Matters to a Vote of Security Holders                             18

      Item 5.   Other Information                                                               18

      Item 6.   Exhibits and Reports on Form 8-K                                                18


SIGNATURES                                                                                      19

CERTIFICATIONS                                                                                  20

                         ECLICKMD, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                MARCH 31, 2003 (UNAUDITED) AND DECEMBER 31, 2002


                                     ASSETS
                                     ------

                                                                                    2003
                                                                                 (Unaudited)         2002
                                                                                 ------------    ------------
Current assets
    Cash and cash equivalents                                                    $        829    $     85,204
    Accounts receivable - trade, net of allowance for doubtful accounts of $39,825 and $29,843 at March 31, 2003 (unaudited) and
    December 31, 2002, respectively                                                    19,541           7,590
    Other current assets                                                                8,823          11,645
                                                                                 ------------    ------------
         Total current assets                                                          29,193         104,439

Property and equipment, net of accumulated depreciation of
    $488,901 and $451,874 at March 31, 2003 (unaudited) and
    December 31, 2002, respectively                                                    70,062         107,088
Deferred financing fees, net of accumulated amortization of $85,479 and
    $78,345 at March 31, 2003 (unaudited) and December 31, 2002, respectively             175           7,309
Other Assets                                                                           10,413          10,414
                                                                                 ------------    ------------

         Total assets                                                            $    109,843    $    229,250
                                                                                 ============    ============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT
                      -------------------------------------

Current liabilities
    Line of credit                                                               $    360,000    $    360,000
    Current notes payable (including $225,342 and $220,247
      to related parties at March 31, 2003 (unaudited) and December 31, 2002
      respectively)                                                                   554,468         569,722
    Convertible notes and debentures
       (including $51,250 to related parties at March 31, 2003 (unaudited) and
       December 31, 2002), net of unamortized debt discount of $9,770 at
       December 31, 2002                                                            2,028,829       2,019,060
    Customer deposits                                                                   1,325           1,325
    Payable to related parties                                                        439,343         435,593
    Accounts payable (including $19,778 and $4,044 to related parties at
       March 31, 2003 (unaudited) and December 31, 2002, respectively)                920,290         858,060
    Accrued payroll tax liabilities                                                    58,015          16,378
    Capital lease obligation payable - current maturities                              78,995          78,995
    Accrued liabilities                                                               451,572         369,213
                                                                                 ------------    ------------
         Total current liabilities                                                  4,892,837       4,708,346

Capital lease obligation, net of current portion                                      104,085         116,950

Long-term notes payable                                                                35,513          35,513

Shareholders' deficit
    Preferred stock - $0.001 par value; 15,000,000 shares authorized,
       89 and 75 shares issued and outstanding at March 31, 2003 (unaudited)               --              --
       and December 31, 2002, respectively
    Common stock - $0.001 par value; 50,000,000 shares authorized, 21,365,688 and 21,190,688 shares issued and outstanding at
       March 31, 2003 (unaudited) and December 31, 2002, respectively                  21,366          21,191
    Additional paid-in capital                                                      7,040,161       6,855,739
    Receivable for the purchase of equity                                                  --              --
    Accumulated deficit                                                           (11,984,119)    (11,508,489)
                                                                                 ------------    ------------
         Total shareholders' deficit                                               (4,922,592)     (4,631,559)
                                                                                 ------------    ------------

         Total liabilities and shareholders' deficit                             $    109,843    $    229,250
                                                                                 ============    ============

The accompanying notes are an integral part of these financial statements.

                         ECLICKMD, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002


                                                                   2003            2002
                                                               ------------    ------------
Revenues                                                       $     63,093    $     95,557

Operating expenses
   Cost of revenues                                                  78,384          71,600
   Research & development costs                                      11,686          30,662
   Selling, general & administrative                                355,466         624,361
                                                               ------------    ------------

   Operating loss                                                  (382,443)       (631,066)

Other income (expense)                                                   --           3,711
Interest expense                                                    (93,186)        (56,150)


                                                               ------------    ------------
   Net loss                                                    $   (475,629)   $   (683,505)
                                                               ============    ============

Net loss per common share - basic and diluted                  $      (0.02)   $      (0.04)
                                                               ============    ============

Weighted-average number of common shares outstanding - basic
   and diluted                                                   21,242,910      17,284,502
                                                               ============    ============

The accompanying notes are in integral part of these financial statements.

                         ECLICKMD, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002


                                                                                        2003            2002
                                                                                    ------------    ------------
Cash flows from operating activities
      Net loss                                                                      $   (475,629)   $   (683,505)
      Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation                                                                     37,026          38,417
         Bad Debt Expense                                                                  9,982           2,500
         Stock issued for services                                                        33,250         187,500
         Warrants issued for converstion of debt to preferred stock                        8,147              --
         Amortization of deferred financing fees                                           7,135              --
         Amortization of debt discount                                                     9,769              --
         Increases and decreases in working capital accounts:
         Accounts receivable - trade                                                     (21,934)        (51,508)
         Other current assets                                                              2,822          (6,911)
         Customer deposits                                                                    --          61,811
         Accounts payable                                                                 62,230          69,316
         Accrued liabilities                                                             123,996          23,645
                                                                                    ------------    ------------
              Cash flows used in operating activities                                   (203,206)       (358,735)

Cash flows from financing activities
      Payments on capital lease obligation                                               (12,865)             --
      Payments on convertible notes payable and debentures                                    --          (5,505)
      Borrowings from related parties                                                      8,845          26,250
      Borrowings on notes payable                                                        143,200              --
      Payments on notes payable                                                          (20,349)             --
      Exercise of stock options                                                               --          69,000
                                                                                    ------------    ------------
         Cash flows provided by financing activities                                     118,831          89,745

Net decrease in cash and cash equivalents                                                (84,375)       (268,990)

Cash and cash equivalents, beginning of period                                            85,204         290,222
                                                                                    ------------    ------------

Cash and cash equivalents, end of period                                            $        829    $     21,232
                                                                                    ============    ============

Supplemental disclosures for cash flow information:
      Cash paid during the period for:
         Interest                                                                   $      3,320    $        540
                                                                                    ============    ============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
   FINANCING ACTIVITIES
         Conversion of notes payable to preferred stock                             $    143,200    $         --
                                                                                    ============    ============

The accompanying notes are in integral part of these financial statements.

                         ECLICKMD, INC. AND SUBSIDIARIES

         NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Unaudited)


1. BASIS OF PRESENTATION

The interim financial statements of eClickMD, Inc. and Subsidiaries (the "Company" or "eClick") at March 31, 2003 and for the three months ended March 31, 2003 and 2002, are unaudited, and include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation. The December 31, 2002 balance sheet was derived from the balance sheet included in the Company's audited financial statements as filed on Form 10-KSB for the year ended December 31, 2002. Certain amounts previously reported in prior interim financial statements have been reclassified to conform to the 2003 presentation.

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

2. GOING CONCERN

The consolidated financial statements for the three months ended March 31, 2003 and the year ended December 31, 2002 were prepared on the assumption the Company will continue as a going concern. The Company sustained net losses of $475,629 and $2,873,215 during the three months ended March 31, 2003 and the year ended December 31, 2002, respectively, and has accumulated losses through March 31, 2003 of $11,984,119. Cash used in operating activities for the same periods aggregated $203,206 and $1,634,811, respectively. Total liabilities at March 31, 2003 of $5,032,435 (including approximately $43,780 to the Internal Revenue Service for delinquent payroll taxes) exceed total assets of $109,843. As of the date of this report, the Company is unable to meet all of its short-term obligations as they fall due because of shortages of cash, and has substantial amounts outstanding with key vendors.

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

4. STOCK-BASED COMPENSATION

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board (APB) Opinion No. 25, (Accounting for Stock Issued to Employees), and complies with the disclosure provisions of SFAS No. 123, (Accounting for Stock-Based Compensation). Under APB Opinion No. 25, compensation expense for employees is based on the excess, if any, on the date of grant, between the fair value of the Company's stock over the exercise price.

Had the Company determined compensation based on the fair value at the grant date for its stock options under SFAS No. 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" net loss and loss per share would have increased as indicated below:

                                                          Quarter      Quarter
                                                           ended        ended
                                                          March 31,    March 31,
                                                            2003         2002
                                                         ----------   ----------

Net loss attributable to common
   stockholders, as reported                             $  475,629   $  683,505
Add: Stock-based employee compensation,
   expense (credit) included in reported
   net loss                                                      --           --
Deduct: Stock-based employee compensation
   expense determined under fair value
   based method                                               9,079       46,015
                                                         ----------   ----------
Pro forma net loss                                       $  484,708   $  729,520
                                                         ==========   ==========

Net loss per share --
   Basic and diluted:
   As reported                                           $      .02   $      .04
                                                         ==========   ==========
   Pro forma                                             $      .02   $      .04
                                                         ==========   ==========

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

6. NOTES PAYABLE

Notes payable at March 31, 2003 and December 31, 2002 consist of the following:

                                                          2003
                                                       (unaudited)         2002
                                                       ------------    ------------
Note payable to bank, payable in full in
         October 2002 (currently due on demand)
         at 10.5%, unsecured                           $     15,000    $     15,000

Note payable to shareholder, at 12% with
         principal and interest due on demand
                                                            128,448         123,354

Note payable to shareholder, at 12% with
         principal and interest due May 2003                 69,810          69,810

Note payable to creditor, payable in monthly
         installments at 12%, due on demand, unsecured       27,112          31,233

Note payable to employee, payable on demand at 10%,
         unsecured                                           27,083          27,083

Note payable to financial institution at 6%,
         due on demand, unsecured                           100,000         100,000

Note payable to financial institution at 6%,
         due on demand, unsecured                           100,000         100,000

Note payable to creditor, payable in monthly
         installments through December 2004 at 6%,
         unsecured                                           51,061          55,517

Non-Interest bearing note payable to creditor,
 payable in monthly installments through
 May 2004, unsecured                                         26,667          30,000

Note payable to creditor, payable in monthly
installments through December 2003, with interest
at 12%, unsecured                                            44,800          53,238
                                                       ------------    ------------
                                                            589,981         605,235
Less current maturities:                                   (554,468)       (569,722)
                                                       ------------    ------------
                                                       $     35,513    $     35,513
                                                       ============    ============

         Future maturities of notes payable at March 31, 2003 are as follows:

                 2003               $    554,468
                 2004                     35,513
                                    ------------

                 Total              $    589,981
                                    ============

On January 28, 2003 the Company issued a Promissory Note to York Avenue Holding Company in the amount of $90,000 with interest at 6% per annum which matured at the earlier of February 28, 2003 or upon completing its ensuing closing on the $2 million offering with Gryphon Financial Securities Corporation as placement agent. For a detailed explanation on the $2 million offering "the September 30, 2002 Placement Agency Agreement", see Note J in the Notes To Consolidated Financial Statements in the 10-KSB for the year ended December 31, 2002.

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

In accordance with "The Agreement" between eClickMD, Inc. and Gryphon Opportunities Fund I, LLC dated March 31, 2003 (for further detail see exhibit
10.1 "The Agreement" in the Company's 10-KSB for the year-ended December 31,
2002), on March 31, 2003, York Avenue Holding Company converted $143,200 (the January 28, 2003 note of $90,000, the February 20, 2003 note of $26,000 and the March 6, 2003 note of $27,200) of notes payable to preferred stock under the same terms and conditions as the "September 30, 2002 Placement Agency Agreement". As a result of this conversion, the Company issued 14.3 shares of preferred stock to York Avenue Holding Company. In addition, York Avenue Holding Company received warrants to purchase an aggregate of 95,323 shares of common stock at an exercise price of $.75 per share. These warrants expire in March of 2008. The Company recorded an expense of $8,147 (the fair value of the warrants on the date of issuance) in the first quarter of 2003 to recognize issuance of the common stock purchase warrants.

7. DEFERRED FINANCING FEES

Deferred financing fees related to the notes payable are amortized over the initial term of the notes payable ranging from three to six months.

8. SHAREHOLDERS' DEFICIT

During three months ended March 31, 2003, $143,200 of notes payable were converted to 14.3 shares of the Company's Series A Convertible Preferred Stock. In conjunction with the notes payable conversion, the Company issued warrants to purchase 95,323 shares of common stock valued at $8,147. In addition, the Company issued 175,000 shares of common stock for managerial and financial consulting services valued at $33,250.

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

10. CONTINGENCIES

The Company was previously indebted to a vendor for the purchase of computer equipment in the amount of approximately $260,000 which in prior periods was included in accounts payable. The vendor filed a suit to collect payment. During the 2nd Quarter of 2002 the Company successfully negotiated a lease agreement with the original manufacturer of the equipment. The vendor, in turn, sold the equipment to the original manufacturer and the Company entered into a four year capital lease agreement with the manufacturer. Rental payments on this leasing facility commenced in May of 2002. The vendor has agreed to release the Company from the lawuit. As of the date of this filing, this release has not been obtained by the Company.

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

For further information see Note 11 - "Subsequent Event"

Results of Operations

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Revenues for the three months ended March 31, 2003 were $63,093 compared to $95,557 for the same period in 2002. Fewer customers were billed in 2003 as a result of a review of accounts receivable that was completed early in 2002, where a significant number of customers with aged receivable balances were assigned former client status and were no longer billable clients in the first quarter of 2003. In addition, as the Company maximized available resources in 2002 and 2003, fewer sales and marketing programs existed. Also resulting in lower revenue was a change in the Company's billing model in mid-year 2002 where physicians were no longer charged $35/month to use the eClickMD, Inc. software. The bankruptcy of a premier customer, Interlink Home Health, in 2002 resulted in lower revenue in 2003. Interlink Home Health was the exclusive customer of the Net.Care (Oasis) product and is no longer using the service.

Operating expenses were $445,536 for the three months ended March 31, 2003 compared to $726,623 for the three months ended March 31, 2002. This 39% decrease in operating expenses was primarily attributable to non-cash expenses incurred in 2002 for the issuance of shares of common stock for financial consulting services. Also contributing to lower selling, general and administrative expenses in 2003 were fewer employees, resulting in lower salaries and wages and other employee-related expenses.

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

Net cash provided by financing activities was $118,831 for the quarter ended March 31, 2003 and $89,745 for the quarter ended March 31, 2002 and consisted primarily of borrowings on notes payable during 2003. During 2002, net cash provided by financing activities consisted primarily of the exercise of stock options.

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

In accordance with "The Agreement" between eClickMD, Inc. and Gryphon Opportunities Fund I, LLC dated March 31, 2003, (for further detail see exhibit
10.1 "The Agreement" in the Company's 10-KSB for the year-ended December 31,
2002) on March 31, 2003, York Avenue Holding Company converted $143,200 (the January 28, 2003 note of $90,000, the February 20, 2003 note of $26,000 and the March 6, 2003 note of $27,200) of notes payable to preferred stock under the same terms and conditions as the "September 30, 2002 Placement Agency Agreement". As a result of this conversion, the Company issued 14.3 shares of preferred stock to York Avenue Holding Company. In addition, York Avenue Holding Company received warrants to purchase an aggregate of 95,323 shares of common stock at an exercise price of $.75 per share. These warrants expire in March of 2008. Accordingly, the Company recorded an expense of $8,147 in the first quarter of 2003 to recognize issuance of the common stock purchase warrants.

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

On June 3, 2003, the Bankruptcy Court approved an order granting eClickMD, Inc.'s (the debtor's) motion to incur debt with priority over certain administrative expenses, pursuant to 11 U.S.C. 364 C 1, with Gryphon Opportunities Fund I, LLC. It was ordered that the debtor be and is authorized to incur debt up to $315,803 from June 3, 2003 through September 30, 2003, by executing the Financing Agreement. Accordingly, on June 4, 2003, the Company issued a Senior Secured Promissory Note, bearing interest at 5% and payable on demand, to Gryphon Opportunities Fund I, LLC for $89,072.

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

Had the Company determined compensation based on the fair value at the grant date for its stock options under SFAS No. 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" net loss and loss per share would have increased as indicated below:

                                                          Quarter      Quarter
                                                           ended        ended
                                                          March 31,    March 31,
                                                            2003         2002
                                                         ----------   ----------

Net loss attributable to common
   stockholders, as reported                             $  475,629   $  683,505
Add: Stock-based employee compensation,
   expense (credit) included in reported
   net loss                                                      --           --
Deduct: Stock-based employee compensation
   expense determined under fair value
   based method                                               9,079       46,015
                                                         ----------   ----------
Pro forma net loss                                       $  484,708   $  729,520
                                                         ==========   ==========

Net loss per share --
   Basic and diluted:
   As reported                                           $      .02   $      .04
                                                         ==========   ==========
   Pro forma                                             $      .02   $      .04
                                                         ==========   ==========

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

Item 3. Controls and Procedures

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

On or about March 28, 2003, the Company received information regarding Cause No. 342--198107-03; Joe Fuqua, Paula Fuqua, Steven Fuqua, and Scott Fuqua vs. LEP Capital & Consulting Inc., John W. Pittman, eClickMD, Inc. (formerly Link.Com) in the 342nd Judicial District Court of Travis County, Texas. Lawsuit filed for collection of LEP Capital and Consulting, Inc. promissory notes payable to Joe Fuqua, Paula Fuqua, Steven Fuqua, and Scott Fuqua totaling $80,000 plus accrued interest. The Company filed its original answer to this suit on April 18, 2003 and denied each and every, all and singular, the allegations contained in the Plaintiff's Original Petition and demands strict proof thereof, by a preponderance of the evidence.

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


       Date:  June 27, 2003


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


NAME                          TITLE                               DATE SIGNED
----                          -----                               -----------

By: /s/ NEIL BURLEY           Chief Financial Officer             June 27, 2003
    ----------------------    (Principal Financial and
    Neil Burley               Accounting Officer)

                                  CERTIFICATION

I, Neil Burley, certify that:

1.)  I have reviewed this quarterly report on Form 10-QSB/A of eClickMD, Inc.

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


Date:  June 27, 2003


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