Form 10QSB
period 2003-06-30
ECLICKMD INC
filed 2003-08-27
CIK 18530

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For Quarter Ended June 30, 2003

                           Commission File No. 0-29804

                                 eClickMD, INC.
               --------------------------------------------------
               (Exact name of registrant as specified in charter)

        Nevada                                           82-0255758
----------------------                      ------------------------------------
(State or Jurisdiction                      (IRS Employee Identification Number)
   Of Incorporation)

3001 Bee Caves Road Suite 250 Austin, Texas                             78746
-------------------------------------------                           ----------
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

                                 YES [X] NO [ ]

As of June 30, 2003, there were 21,365,688 shares of common stock, $.001 par value, of the registrant issued and outstanding.

As of June 30, 2003, there were 89 shares of Series A Preferred Stock, $.001 par value, of the registrant issued and outstanding.

Transitional Small Business Disclosure Format (check one)

YES [ ] NO [X]

                                 ECLICKMD, INC.
                             (DEBTOR-IN-POSSESSION)
                                  JUNE 30, 2003
                                      INDEX

                                                                        Page No.
                                                                        --------

PART I         FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Consolidated Balance Sheets as of June 30, 2003
               (unaudited) and December 31, 2002 ........................   2

               Consolidated Statements of Operations (unaudited) for
               the three months ended June 30, 2003 and 2002 ............   3

               Consolidated Statements of Operations (unaudited) for
               the six months ended June 30, 2003 and 2002 ..............   4

               Consolidated Statements of Cash Flows (unaudited) for
               the six months ended June 30, 2003 and 2002 ..............   5

               Notes to Consolidated Financial Statements (unaudited) ...   6

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations ......................  12

     Item 3.   Controls and Procedures ..................................  16


PART II        OTHER INFORMATION

     Item 1.   Legal Proceedings ........................................  17

     Item 2.   Changes in Securities ....................................  19

     Item 3.   Defaults Upon Senior Securities ..........................  19

     Item 4.   Submission of Matters to a Vote of Security Holders ......  19

     Item 5.   Other Information ........................................  19

     Item 6.   Exhibits and Reports on Form 8-K .........................  19


SIGNATURES ..............................................................  20

                                      ECLICKMD, INC. AND SUBSIDIARIES
                                          (DEBTOR-IN-POSSESSION)
                                        CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 2003 (UNAUDITED) AND DECEMBER 31, 2002


                                                  ASSETS
                                                  ------

                                                                                   2003
                                                                                (Unaudited)        2002
                                                                               ------------    ------------

Current assets
   Cash and cash equivalents                                                   $     25,439    $     85,204
   Accounts receivable - trade, net of allowance for doubtful accounts of $39,825 and $29,843 at June 30, 2003 (unaudited) and
   December 31, 2002, respectively                                                   24,136           7,590
   Other current assets                                                               7,351          11,645
                                                                               ------------    ------------
      Total current assets                                                           56,926         104,439

Property and equipment, net of accumulated depreciation of
   $520,939 and $451,874 at June 30, 2003 (unaudited) and
   December 31, 2002, respectively                                                   38,024         107,088
Deferred financing fees, net of accumulated amortization of $85,479 and
   $78,345 at June 30, 2003 (unaudited) and December 31, 2002, respectively             173           7,309
Other assets                                                                         10,414          10,414
                                                                               ------------    ------------

      Total assets                                                             $    105,537    $    229,250
                                                                               ============    ============

                                   LIABILITIES AND SHAREHOLDERS' DEFICIT
                                   -------------------------------------

Liabilities not subject to compromise
   Current Liabilities
      Current notes payable                                                    $    139,042    $         --
      Customer deposits                                                              18,544           1,325
      Accounts payable - trade                                                       94,577              --
      Accrued payroll tax liabilities                                                56,231          16,378
      Capital lease obligation payable - current maturities                           4,045              --
      Accrued liabilities                                                            56,811              --
                                                                               ------------    ------------
         Total current liabilities                                                  369,250          17,703

Liabilities subject to compromise (Note 8)                                        4,528,893       4,843,106

Shareholders' deficit
   Preferred stock - $0.001 par value; 15,000,000 shares authorized,
      89 and 75 shares issued and outstanding at June 30, 2003 (unaudited)               --              --
      and December 31, 2002 (Liquidation preference of $10,000 per share)
   Common stock - $0.001 par value; 50,000,000 shares authorized, 21,365,688 and 21,190,688 shares issued and outstanding at
      June 30, 2003 (unaudited) and December 31, 2002, respectively                  21,366          21,191
   Additional paid-in capital                                                     7,040,161       6,855,739
   Accumulated deficit                                                          (11,854,133)    (11,508,489)
                                                                               ------------    ------------
         Total shareholders' deficit                                             (4,792,606)     (4,631,559)
                                                                               ------------    ------------

         Total liabilities and shareholders' deficit                           $    105,537    $    229,250
                                                                               ============    ============


   The accompanying notes are an integral part of these financial statements.

                               ECLICKMD, INC. AND SUBSIDIARIES
                                   (DEBTOR-IN-POSSESSION)
                      CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002


                                                                     2003            2002
                                                                 ------------    ------------
Revenues                                                         $     63,635    $     81,031

Operating expenses
   Cost of revenues                                                    54,604          51,829
   Research & development costs                                        18,901          24,876
   Selling, general & administrative                                  283,485         480,764
                                                                 ------------    ------------

   Operating loss                                                    (293,355)       (476,438)

Gain on debt settlement                                               397,673              --
Other income (expense)                                                 68,645           3,712
Interest expense                                                      (30,711)        (67,099)
                                                                 ------------    ------------
   Income(Loss) before reorganization items                           142,252        (539,825)

Reorganization items:
   Professional fees                                                   12,265              --

                                                                 ------------    ------------
Net income(loss)                                                 $    129,987    $   (539,825)
                                                                 ============    ============

Net income(loss) per common share - basic and diluted            $       0.01    $      (0.03)
                                                                 ============    ============

Weighted-average number of common shares outstanding - basic       21,365,688      20,417,257
                                                                 ============    ============

Weighted-average number of common shares outstanding - diluted     22,653,882      20,417,257
                                                                 ============    ============


   The accompanying notes are an integral part of these financial statements.

                              ECLICKMD, INC. AND SUBSIDIARIES
                                  (DEBTOR-IN-POSSESSION)
                     CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002


                                                                   2003            2002
                                                               ------------    ------------
Revenues                                                       $    126,728    $    176,588

Operating expenses
   Cost of revenues                                                 132,988         123,429
   Research & development costs                                      30,587          55,538
   Selling, general & administrative                                638,952       1,105,125
                                                               ------------    ------------

   Operating loss                                                  (675,799)     (1,107,504)

Gain on debt settlement                                             397,673              --
Other income (expense)                                               68,645           7,423
Interest expense                                                   (123,897)       (123,249)
                                                               ------------    ------------
   Loss before reorganization items                                (333,378)     (1,223,330)

Reorganization items:
   Professional fees                                                 12,265              --

                                                               ------------    ------------
Net income(loss)                                               $   (345,643)   $ (1,223,330)
                                                               ============    ============

Net income(loss) per common share - basic and diluted          $      (0.02)   $      (0.07)
                                                               ============    ============

Weighted-average number of common shares outstanding - basic     21,303,327      18,844,371
   and diluted                                                 ============    ============


The accompanying notes are an integral part of these financial statements.

                                       ECLICKMD, INC. AND SUBSIDIARIES
                                           (DEBTOR-IN-POSSESSION)
                              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                               FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002


                                                                                     2003            2002
                                                                                 ------------    ------------
Cash flows from operating activities
   Net loss                                                                      $   (345,643)   $ (1,223,330)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation                                                                     69,064          77,598
      Bad debt expense                                                                  9,982              --
      Gain on change in accounting estimate                                            68,645              --
      Gain on debt settlement                                                        (397,673)
      Stock issued for services                                                        33,250         187,500
      Stock options issued for services                                                    --          22,205
      Warrants issued for converstion of debt to preferred stock                        8,147              --
      Amortization of deferred financing fees                                           7,135           2,077
      Amortization of debt discount                                                     9,770          14,079
      Increases and decreases in working capital accounts:
      Accounts receivable - trade                                                     (26,529)         (5,816)
      Other current assets                                                              4,293         (25,049)
      Customer deposits                                                                17,219          33,944
      Accounts payable - trade                                                        (14,020)         83,785
      Accrued liabilities                                                             118,536         129,200
                                                                                 ------------    ------------
         Cash flows used in operating activities                                     (437,824)       (703,807)

Cash flows from investing activities
   Purchases of property and equipment                                                     --          (9,772)

Cash flows from financing activities
   Payments on capital lease obligation                                               (12,865)        (22,820)
   Payments on convertible notes payable and debentures                                    --          (5,000)
   Deferred financing fees                                                                 --         (27,041)
   Borrowings on convertible notes payable and debentures                                  --         233,000
   Borrowings from related parties                                                     13,130          46,600
   Borrowings on notes payable (including post-petition amount of $139,042)           398,142         210,188
   Payments on notes payable                                                          (20,348)         (5,599)
   Exercise of stock options                                                               --          69,000
                                                                                 ------------    ------------
      Cash flows provided by financing activities                                     378,059         498,328

Net decrease in cash and cash equivalents                                             (59,765)       (215,251)

Cash and cash equivalents, beginning of period                                         85,204         290,222
                                                                                 ------------    ------------

Cash and cash equivalents, end of period                                         $     25,439    $     74,971
                                                                                 ============    ============

Supplemental disclosures for cash flow information:
   Cash paid during the period for:
      Interest                                                                   $      3,320    $     18,968
                                                                                 ============    ============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES

      Conversion of notes payable and accrued interest to preferred stock        $    143,200    $         --
                                                                                 ============    ============
      Conversion of notes payable and accrued interest to common stock           $         --    $    608,696
                                                                                 ============    ============
      Warrants issued in connection with convertible debentures                  $         --    $     40,269
                                                                                 ============    ============
      Warrants issued in connection with conversion of notes payable
        and accrued interest to preferred stock                                  $      8,147    $         --
                                                                                 ============    ============
      Refinancing of equipment through capital lease                             $         --    $    239,039
                                                                                 ============    ============
      Common stock issued in connection with convertible debentures              $         --    $     44,212
                                                                                 ============    ============


The accompanying notes are in integral part of these financial statements.

                         ECLICKMD, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

         NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)


1. BASIS OF PRESENTATION

On May 13, 2003, the Company, eClickMD, Inc., filed a voluntary petition (the "Filing") for reorganization under Chapter 11 of the United States Bankruptcy Code. The petition requesting an order for relief was filed in the United States Bankruptcy Court, Western District of Texas, Austin Division (the "Bankruptcy Court"), where the case is now pending before the Honorable Frank R. Monroe, Case No. 03-12387. As a debtor-in-possession under Sections 1107 and 1108 of the Bankruptcy Code, the Company remains in possession of its properties and assets, and management continues to operate the business. The Company intends to continue normal operations and does not currently foresee any interruption to current operations. The Company cannot engage in transactions outside the ordinary course of business without the approval of the Bankruptcy Court. The Company attributed the need to reorganize as a part of its financial strategy to ease the Company's debt service associated with years of high-cost technology development.

Under Chapter 11 proceedings, actions by creditors to collect claims in existence at the Filing date ("pre-petition") are stayed ("deferred"), absent specific Bankruptcy Court authorization to pay such claims while the Company continues to manage the business as a debtor-in-possession. These pre-petition claims are reflected in the accompanying balance sheets as "liabilities subject to compromise." The rights of and ultimate payments by the Company to pre-petition creditors and to equity investors may be substantially altered. The Filing could result in claims being liquidated in the Chapter 11 proceedings at less (possibly substantially less) than 100% of their face value and the equity interests of the Company's stockholder's being diluted or canceled. The Company's pre-petition creditors and stockholders will each have votes in the Plan of Reorganization. Management submitted a Plan of Reorganization to the Bankruptcy Court on August 6, 2003. A hearing to approve the Disclosure Statement has been set by the Court for October 6, 2003.

Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination of the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the Debtor's assets ("secured claims") are also stayed, although the holder's of such claims have the right to move the court for relief from the stay. Secured claims are secured primarily by liens on the Debtor's assets and intellectual property.

The Debtor received approval from the Bankruptcy Court to pay or otherwise honor certain of its pre-petition obligations, including employee wages and employee out of pocket expenses. The Debtor has determined that there is insufficient collateral to cover the interest portion of scheduled payments on its pre-petition debt obligations. Contractual interest on those obligations amounts to $62,883, which is $32,173 in excess of reported interest expense; therefore, the debtor has discontinued accruing interest on these obligations (See Note 9 to the Consolidated Financial Statements).

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

The interim financial statements of eClickMD, Inc. and Subsidiaries (the "Company" or "eClick") at June 30, 2003 and for the three and six months ended June 30, 2003 and 2002, are unaudited, and include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation. The December 31, 2002 balance sheet was derived from the balance sheet included in the Company's audited financial statements as filed on Form 10-KSB for the year ended December 31, 2002, with adjustments to conform to the reporting requirements of Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", promulgated by the American Institute of Certified Public Accountants. Certain amounts previously reported in prior interim financial statements have been reclassified to conform to the 2003 presentation.

The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with SOP 90-7. SOP 90-7 requires that financial statements of a debtor-in-possession be prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Filing, the realization of certain Debtor's assets and the liquidation of certain Debtor's liabilities are subject to significant uncertainty. While operating as a debtor-in-possession, the Debtor may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the Consolidated Financial Statements. Further, a Plan of Reorganization could materially change the amounts and classifications reported in the Consolidated Financial Statements, which do not currently give effect to any adjustments to the carrying value or classification of assets or liabilities that might be necessary as a consequence of a Plan of Reorganization.

Pursuant to SOP 90-7, eClickMD's pre-petition liabilities that are subject to compromise are required to be reported separately on the balance sheet at an estimate of the amount that will ultimately be allowed by the Bankruptcy Court. As of June 30, 2003, such pre-petition liabilities include fixed obligations (such as debt and contractual commitments). The recorded amounts of such liabilities generally reflect accounting measurements as of the Filing Date, adjusted as warranted for changes in facts and circumstances and/or rulings under eClickMD's Chapter 11 proceedings subsequent to the Filing. (See Note 8 to the Consolidated Financial Statements for detail of the liabilities subject to compromise as of June 30, 2003, and December 31, 2002). SOP 90-7 also requires separate reporting of certain expenses, realized gains and losses, and provisions for losses related to the Filing as reorganization items.

2. GOING CONCERN

The consolidated financial statements for the six months ended June 30, 2003 and the year ended December 31, 2002 were prepared on the assumption the Company will continue as a going concern. The Company sustained net losses of $345,643 and $2,873,215 during the six months ended June 30, 2003 and the year ended December 31, 2002, respectively, and has accumulated losses through June 30, 2003 of $11,854,132. Cash used in operating activities for the same periods aggregated $437,824 and $1,634,811, respectively. Total liabilities at June 30, 2003 of $4,898,143 (including approximately $43,780 to the Internal Revenue Service for delinquent payroll taxes) exceed total assets of $105,537.

On May 13, 2003, the Company, eClickMD, Inc., filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. The petition requesting an order for relief was filed in the United States Bankruptcy Court, Western District of Texas, Austin Division (the "Bankruptcy Court"), where the case is now pending before the Honorable Frank R. Monroe, Case No. 03-12387. As a debtor-in-possession under Sections 1107 and 1108 of the Bankruptcy Code, the Company remains in possession of its properties and assets, and management continues to operate the business. The Company intends to continue normal operations and does not currently foresee any interruption to current operations. The Company cannot engage in transactions outside the ordinary course of business without the approval of the Bankruptcy Court. The Company attributed the need to reorganize as a part of its financial strategy to ease the Company's debt service associated with years of high-cost technology development.

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

4. GAIN ON DEBT SETTLEMENT

During the second quarter of 2003, Marion Robert Rice, currently a director of eClickMD, Inc., paid in full notes outstanding and in default between eClickMD, Inc. and Commerical National Bank ($360,000 Line of Credit plus $21,797 in accrued interest) and Brady National Bank ($15,000 Note plus $876 in accrued interest). Mr. Rice personally guaranteed both of these notes in prior periods when the notes were originated. Accordingly, the Company recognized a gain on debt settlement of $397,673.

5. STOCK-BASED COMPENSATION

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

Had the Company determined compensation based on the fair value at the grant date for its stock options under SFAS No. 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" net income(loss) and income(loss) per share would have increased (decreased) as indicated below:

                                            Six Months Ended   Six Months Ended   Three Months Ended   Three Months Ended
                                             June 30, 2003      June 30, 2002       June 30, 2003        June 30, 2002
                                             -------------      -------------       -------------        -------------
Net Income (loss) attributable to common
   stockholders, as reported                 $    (345,643)     $  (1,223,330)      $     129,987        $    (539,825)
Add: Stock-based employee compensation,
   expense (credit) included in reported
   net loss                                             --                 --                  --                   --
Deduct: Stock-based employee compensation
   expense determined under fair value
   based method                                   (114,768)          (116,946)            (57,386)             (51,997)
                                             -------------      -------------       -------------        -------------
Pro forma net income (loss)                  $    (460,411)     $  (1,340,276)      $      72,601        $    (591,822)
                                             =============      =============       =============        =============

Net income (loss) per share - -
   Basic and diluted:
   As reported                               $       (0.02)     $       (0.07)      $        0.01        $       (0.03)
                                             =============      =============       =============        =============

   Pro forma                                 $       (0.02)     $       (0.07)      $          --        $       (0.03)
                                             =============      =============       =============        =============


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

6. CONVERTIBLE NOTES AND DEBENTURES

At June 30, 2003, the Company had outstanding convertible notes totaling $100,000 which were issued in 1999 with a conversion rate of $2.00 per share, $585,000 of convertible notes issued in 2000 with a conversion rate equal to the principal plus accrued interest at the conversion date divided by the price per share of equity instruments sold in the next financing transaction, $608,695 of convertible notes issued in 2001 with a conversion rate equal to the lower of $1.00 per share of common stock or 80 percent of the fair market value of the common stock, $128,075 of convertible notes issued in 2001 with a conversion rate equal to the lesser of a 12.5% discount to the market price or $1.50 per share, and $607,059 of convertible notes issued in 2002 with a conversion rate equal to the lower of $1.25 per share of common stock or 150% of the fair market value of the common stock.

7. CURRENT NOTES PAYABLE

Current notes payable at June 30, 2003 consists of the following:

                                                               2003 (unaudited)
                                                               ----------------

Post-petition senior secured note payable to creditor,
   collateralized by the assets and intellectual property
      of the Company, Payable on demand at 5%                      $  49,970

Post-petition secured note payable to creditor,
   collateralized by the assets and intellectual property
      of the Company, Payable on demand at 5%                         89,072
                                                                   ---------
                                                                   $ 139,042
                                                                   =========

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

In accordance with "The Agreement" between eClickMD, Inc. and Gryphon Opportunities Fund I, LLC dated March 31, 2003 (for further details see exhibit
10.1 "The Agreement" in the Company's 10-KSB for the year ended December 31,
2002) on March 31, 2003, York Avenue Holding Company converted $143,200 (the January 28, 2003 note of $90,000, the February 20, 2003 note of $26,000 and the March 6, 2003 note of $27,200) of notes payable to preferred stock under the same terms and conditions as the "September 30, 2002 Placement Agency Agreement". As a result of this conversion, the Company issued 14.3 shares of preferred stock to York Avenue Holding Company. In addition, York Avenue Holding Company received warrants to purchase an aggregate of 95,323 shares of common stock at an exercise price of $.75 per share. These warrants expire in March of 2008. Accordingly, the Company recorded an expense of $8,147 in the first quarter of 2003 to recognize issuance of the common stock purchase warrants.

On April 1, 2003 and April 16, 2003, the Company issued Senior Secured Promissory Notes to Gryphon Opportunities Fund I, LLC in the amounts of $50,000 and $65,900, respectively, with interest on both notes at 5% annually, payable on demand.

On April 9, 2003, Marion Robert Rice, currently a director of eClickMD, Inc., made payment in full on a line of credit outstanding and in default between eClickMD, Inc. and Commercial National Bank ($360,000 Line of Credit plus $21,797 in accrued interest). On May 14, 2003, Mr. Rice made payment in full on a note outstanding and in default between eClickMD, Inc. and Brady National Bank ($15,000 Note plus $876 in accrued interest). Mr. Rice personally guaranteed both of these notes in prior periods when the notes were originated. Accordingly, the Company recognized a gain on debt settlement of $397,673.

On May 20, 2003, the Company issued a Senior Secured Promissory Note to Gryphon Opportunities Fund I, LLC in the amount of $49,970 with interest at 5% per annum, payable on demand. This note was issued pursuant to an approved order of the Unites States Bankruptcy Court for the Western District of Texas, dated May 19, 2003, approving post-petition financing by eClickMD, Inc. and granting Gryphon Opportunities Fund I, LLC a superiority lien on effectively all of the assets and intellectual property of eClickMD, Inc.

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

In accordance with the Bankruptcy Court's approved order for Post-Petition Financing, on June 4, 2003, the Company issued a Senior Secured Promissory Note to Gryphon Opportunities Fund I, LLC in the amount of $89,072 with interest at 5% per annum, payable on demand.

8. PRE-PETITION LIABILITIES SUBJECT TO COMPROMISE

At June 30, 2003 and December 31, 2002, the principal categories of claims classified as liabilities subject to compromise under reorganization proceedings, totaling $4,528,893 and $4,843,106, respectively, are identified below. All amounts reported below may be subject to future adjustment depending on Bankruptcy Court action and further developments with respect to disputed claims or other events, including reconciliation of claims filed with the Bankruptcy Court to amounts recorded in the accompanying financial statements. Under a confirmed Plan of Reorganization, all pre-petition claims subject to compromise may be paid and discharged at amounts substantially less than their allowed amounts.

On a consolidated basis, recorded pre-petition liabilities subject to compromise under Chapter 11 Proceedings, consist of the following:

                                                        (Unaudited)         (Unaudited)
                                                       June 30, 2003     December 31, 2002
                                                     -----------------   -----------------

Line of credit                                       $              --   $         360,000
Notes Payable                                                  693,291             605,235
Convertible notes and debentures                             2,028,829           2,019,060
Payable to related parties                                     441,218             435,593
Accounts payable                                               818,108             858,060
Capital lease obligation                                       179,035             195,945
Accrued liabilities                                            368,412             369,213
                                                     -----------------   -----------------
    Total liabilities subject to compromise          $       4,528,893   $       4,843,106
                                                     -----------------   -----------------


As a result of the bankruptcy filing, principal and interest payments may not be made on pre-petition unsecured debt without Bankruptcy Court approval or until a plan of reorganization defining the repayment terms has been confirmed. The total interest on the pre-petition unsecured debt that was not charged to earnings for the period from May 14, 2003 to June 30, 2003 was $32,174. Such interest is not being accrued as the Bankruptcy Code generally disallows the payment of interest that accrues post-petition with respect to pre-petition unsecured claims.

9.  DEBTOR-IN-POSSESSION FINANCING

On June 3, 2003, the Bankruptcy Court approved an order granting eClickMD, Inc.'s (the debtor's) motion to incur debt with priority over certain administrative expenses pursuant to 11 U.S.C. 364 C 1, with Gryphon Opportunities Fund I, LLC. It was ordered that the debtor be and is authorized to incur debt up to $315,803 from June 3, 2003 through September 30, 2003, by executing the Financing Agreements. As of the date of this filing, borrowings under this post-petition financing agreement total $298,620.

10. DEFERRED FINANCING FEES

Deferred financing fees related to the notes payable are amortized over the initial term of the notes payable ranging from three to six months.

11. SHAREHOLDERS' DEFICIT

During the six months ended June 30, 2003, $143,200 of notes payable were converted to 14.3 shares of the Company's Series A Convertible Preferred Stock. In conjunction with the notes payable conversion, the Company issued warrants to purchase 95,323 shares of common stock valued at $8,147. In addition, the Company issued 175,000 shares of common stock for managerial and financial consulting services valued at $33,250.

12. TREATMENT OF CERTAIN STOCK OPTIONS FOR DISPUTED SERVICES

In July 2001, the Company issued stock options as retainers for services and as collateral for financing in connection with such services to Oxford Financial and Mark Anthony Christini which were subsequently converted into common stock. In September, 2001, the Company filed a complaint against Oxford Venture Fund, L.L.C. and Karim Rajani, an agent of Oxford Venture Fund, L.L.C., alleging the defendants had received Company stock options to purchase 275,000 shares as a retainer and for the purpose of collateralizing financing for the Company, and that the defendants then sold a portion of the stock thereby converting it to their own use instead of using it for collateral. The Company sought compensatory damages, exemplary damages and injunctive relief. The defendants appeared for a hearing to argue against the Court's in personam jurisdiction over them as well as to argue against the need for injunctive relief. On September 14, 2001, the Court granted a temporary injunction against the defendants making sales of the Company's stock. At the date of this filing, 1,800,000 shares are being restricted from transfer of which 600,000 shares are being held in certificate form by the transfer agent. The defendants filed their answer in this matter but refused to cooperate in discovery. As a sanction, the court struck the Defendants' pleadings. On November 13, 2002 the court entered a default judgment against the Defendants and called for a hearing on damages. The parties appeared through counsel of record. On November 26, 2002 the court Ordered, Adjudged and Decreed that eClickMD, Inc. have and recover judgment of and against Oxford Venture Partners, LLC and Karim Rajani, jointly and severally, in the sum of $1,019,250 plus interest at the rate of 1.51 percent per annum from the date of judgment until paid; plus $250,000 in punitive damages; plus $19,000 in attorney's fees and all costs of suit. The Defendants have filed a notice of appeal and their appellate brief was due on May 5, 2003. As of this date, Defendants have not filed their brief and are at risk of defaulting on the appeal. The Court ordered the Defendants to return their eClickMD, Inc. stock, delivering same to the United States Marshall in Austin, Texas. Approximately half of the shares have been returned to date and same will be sold at auction by the United States Marshall's office in the near future. Once the stock has been sold, the proceeds will be applied to the Judgment balance and eClickMD, Inc. will continue its efforts to collect on the judgment.

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

On May 13, 2003, the Company, eClickMD, Inc., filed a voluntary petition (the "Filing") for reorganization under Chapter 11 of the United States Bankruptcy Code. The petition requesting an order for relief was filed in the United States Bankruptcy Court, Western District of Texas, Austin Division (the "Bankruptcy Court"), where the case is now pending before the Honorable Frank R. Monroe, Case No. 03-12387. As a debtor-in-possession under Sections 1107 and 1108 of the Bankruptcy Code, the Company remains in possession of its properties and assets, and management continues to operate the business. The Company intends to continue normal operations and does not currently foresee any interruption to current operations. The Company cannot engage in transactions outside the ordinary course of business without the approval of the Bankruptcy Court. The Company attributed the need to reorganize as a part of its financial strategy to ease the Company's debt service associated with years of high-cost technology development.

Under Chapter 11 proceedings, actions by creditors to collect claims in existence at the Filing date ("pre-petition") are stayed ("deferred"), absent specific Bankruptcy Court authorization to pay such claims (these claims are reflected in the accompanying balance sheet at June 30, 2003 and December 31, 2002 as "Liabilities Subject to Compromise"), while the Company continues to manage the business as a debtor-in-possession. The rights of and ultimate payments by the Company to pre-petition creditors and to equity investors may be substantially altered. The Filing could result in claims being liquidated in the Chapter 11 proceedings at less (possibly substantially less) than 100% of their face value and the equity interests of the Company's stockholder's being diluted or canceled. The Company's pre-petition creditors and stockholders will each have votes in the Plan of Reorganization. Management submitted a Plan of Reorganization to the Bankruptcy Court on August 6, 2003. A hearing to approve the Disclosure Statement has been set by the Court for October 6, 2003.

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

Results of Operations

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Revenues for the three months ended June 30, 2003 were $63,635 compared to $81,031 for the same period in 2002. Fewer customers were billed in 2003 as a result of a review of accounts receivable that was completed early in 2002, where a significant number of customers with aged receivable balances were assigned former client status and were no longer billable in 2003. In addition, as the Company maximized available resources in 2001 and 2002, fewer sales and marketing programs existed. Also resulting in lower revenue was a change in the Company's billing model in mid-year 2002 were physicians were no longer charged $35/month to use the eClickMD, Inc. software exclusively for document signing. The bankruptcy of a premier customer, Interlink Home Health, in 2002 also resulted in lower revenue in 2003. Interlink Home Health was the exclusive customer of the Net.Care (Oasis) product and is no longer using the service.

Operating expenses were $356,990 for the three months ended June 30, 2003 compared to $557,469 for the three months ended June 30, 2002. This 36% decrease in operating expenses was primarily attributable to an overall reduction in the number of employees in 2003 coupled with lower salaries for the current employees (gross salaries were reduced approximately 35% on March 16, 2003 in an effort to conserve cash resources going into the period of reorganization). Also contributing to a reduction in operating expenses were lower co-location facility costs and lower bad debt expense in 2003.

Other non-operating income was $466,318 for the three months ended June 30, 2003. During the second quarter of 2003, and in conjunction with preparing and filing the required pre-petition debt data required to be filed with the Bankruptcy Court upon filing the voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code on May 13, 2003, the Company determined that the amounts previously recorded on certain accounts payable trade items needed to be revised based on new estimates of amounts owed. Accordingly, the Company lowered accounts payable and credited other non-operating income (other income) in the amount of $68,645, resulting in a corresponding increase in net income for the three-month and six-month periods ended June 30, 2003. In addition, during the second quarter of 2003, Marion Robert Rice, currently a director of eClickMD, Inc. made payment in full on notes outstanding and in default between eClickMD, Inc. and Commerical National Bank ($360,000 Line of Credit plus $21,797 in accrued interest) and Brady National Bank ($15,000 Loan plus $876 in accrued interest). Mr. Rice personally guaranteed both of these notes in prior periods when the loans were originated. Accordingly, the Company eliminated the debt and accrued interest and credited other non-operating income (other income), recognizing a gain on debt settlement of $397,673.

Interest expense for the quarter ended June 30, 2003 was $30,711 compared to $67,099 in 2002. Lower interest expense in 2003 resulted from changes in the interest expense accrual resulting from the bankruptcy filing. Principal and interest payments may not be made on pre-petition unsecured debt without Bankruptcy Court approval or until a plan of reorganization defining the repayment terms has been confirmed. The total interest on the pre-petition unsecured debt that was not charged to earnings for the period from May 14, 2003 to June 30, 2003 was $32,174. Such interest is not being accrued as the Bankruptcy Code generally disallows the payment of interest that accrues post-petition with respect to pre-petition unsecured claims.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Revenues for the six months ended June 30, 2003 were $126,728 compared to $176,588 for the same period in 2002. Fewer customers were billed in 2003 as a result of a review of accounts receivable that was completed early in 2002, where a significant number of customers with aged receivable balances were assigned former client status and were no longer billable in 2003. In addition, as the Company maximized available resources in 2001 and 2002, fewer sales and marketing programs existed. Also resulting in lower revenue was a change in the Company's billing model in mid-year 2002 were physicians were no longer charged $35/month to use the eClickMD, Inc. software exclusively for document signing. The bankruptcy of a premier customer, Interlink Home Health, in 2002 also resulted in lower revenue in 2003. Interlink Home Health was the exclusive customer of the Net.Care (Oasis) product and is no longer using the service.

Operating expenses were $802,527 for the six months ended June 30, 2003 compared to $1,284,092 for the six months ended June 30, 2002. This 38% decrease in operating expenses was primarily attributable to non-cash expenses incurred in 2002 for the issuance of common stock for financial consulting services. In addition, an overall reduction in the number of employees in 2003 coupled with lower salaries for the current employees (gross salaries were reduced approximately 35% on March 16, 2003 in an effort to conserve cash resources going into the period of reorganization) contributed to lower expenses.

Other non-operating income was $466,318 for the six months ended June 30, 2003. During the second quarter of 2003, and in conjunction with preparing and filing the required pre-petition debt data required to be filed with the Bankruptcy Court upon filing the voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code on May 13, 2003, the Company determined that the amounts previously recorded on certain accounts payable trade items needed to be revised based on new estimates of amounts owed. Accordingly, the Company lowered accounts payable and credited other non-operating income (other income) in the amount of $68,645, resulting in a corresponding increase in net income for the three-month and six-month periods ended June 30, 2003. In addition, during the second quarter of 2003, Marion Robert Rice, currently a director of eClickMD, Inc. made payment in full on notes outstanding and in default between eClickMD, Inc. and Commerical National Bank ($360,000 Line of Credit plus $21,797 in accrued interest) and Brady National Bank ($15,000 Loan plus $876 in accrued interest). Mr. Rice personally guaranteed both of these notes in prior periods when the loans were originated. Accordingly, the Company eliminated the debt and accrued interest and credited other non-operating income (other income), recognizing a gain on debt settlement of $397,673.

Interest expense for the six months ended June 30, 2003 was $123,897 compared to $123,249 in 2002. Lower interest expense in the second quarter of 2003 resulted from changes in the interest expense accrual resulting from the bankruptcy filing. Principal and interest payments may not be made on pre-petition unsecured debt without Bankruptcy Court approval or until a plan of reorganization defining the repayment terms has been confirmed. The total interest on the pre-petition unsecured debt that was not charged to earnings for the period from May 14, 2003 to June 30, 2003 was $32,174. Such interest is not being accrued as the Bankruptcy Code generally disallows the payment of interest that accrues post-petition with respect to pre-petition unsecured claims. These lower expenses were largely offset by higher interest expense in the first quarter of 2003 resulting from a higher debt load in year 2003 coupled with interest charges incurred for the quarterly amortization of deferred financing charges and debt discount in relation to the private placement financings that occurred in the second and third quarters of 2002.

Liquidity and Capital Resources

Net cash used by operating activities for the six-month period ended June 30, 2003 and 2002 totaled $437,824 and $703,807, respectively. Decreased net uses of cash in 2003 resulted from lower operating expenses due to fewer employees on payroll and lower financial consulting expenses.

Net cash provided by financing activities was $378,058 for the six months ended June 30, 2003 and $498,328 for the six months ended June 30, 2002 and consisted primarily of borrowings on notes payable during 2003. During 2002, net cash provided by financing activities consisted primarily of borrowings on notes payable and convertible notes and debentures.

At June 30, 2003, the Company had outstanding convertible notes totaling $100,000 which were issued in 1999 with a conversion rate of $2.00 per share, $585,000 of convertible notes issued in 2000 with a conversion rate equal to the principal plus accrued interest at the conversion date divided by the price per share of equity instruments sold in the next financing transaction, $608,695 of convertible notes issued in 2001 with a conversion rate equal to the lower of $1.00 per share of common stock or 80 percent of the fair market value of the common stock, $128,075 of convertible notes issued in 2001 with a conversion rate equal to the lesser of a 12.5% discount to the market price or $1.50 per share, and $607,059 of convertible notes issued in 2002 with a conversion rate equal to the lower of $1.25 per share of common stock or 150% of the fair market value of the common stock.

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

In accordance with "The Agreement" between eClickMD, Inc. and Gryphon Opportunities Fund I, LLC dated March 31, 2003 (for further details see exhibit
10.1 "The Agreement" in the Company's 10-KSB for the year ended December 31,
2002) on March 31, 2003, York Avenue Holding Company converted $143,200 (the January 28, 2003 note of $90,000, the February 20, 2003 note of $26,000 and the March 6, 2003 note of $27,200) of notes payable to preferred stock under the same terms and conditions as the "September 30, 2002 Placement Agency Agreement". As a result of this conversion, the Company issued 14.3 shares of preferred stock to York Avenue Holding Company. In addition, York Avenue Holding Company received warrants to purchase an aggregate of 95,323 shares of common stock at an exercise price of $.75 per share. These warrants expire in March of 2008. Accordingly, the Company recorded an expense of $8,147 in the first quarter of 2003 to recognize issuance of the common stock purchase warrants.

On April 1, 2003 and April 16, 2003, the Company issued Senior Secured Promissory Notes to Gryphon Opportunities Fund I, LLC in the amounts of $50,000 and $65,900, respectively, with interest on both notes at 5% annually, payable on demand.

On April 9, 2003, Marion Robert Rice, currently a director of eClickMD, Inc., made payment in full on a line of credit outstanding and in default between eClickMD, Inc. and Commercial National Bank ($360,000 Line of Credit plus $21,797 in accrued interest). On May 14, 2003, Mr. Rice made payment in full on a note outstanding and in default between eClickMD, Inc. and Brady National Bank ($15,000 Note plus $876 in accrued interest). Mr. Rice personally guaranteed both of these notes in prior periods when the notes were originated. Accordingly, the Company recognized a gain on debt settlement of $397,673.

On May 13, 2003, the Company, eClickMD, Inc., filed a voluntary petition (the "Filing") for reorganization under Chapter 11 of the United States Bankruptcy Code. The petition requesting an order for relief was filed in the United States Bankruptcy Court, Western District of Texas, Austin Division (the "Bankruptcy Court"), where the case is now pending before the Honorable Frank R. Monroe, Case No. 03-12387. As a debtor-in-possession under Sections 1107 and 1108 of the Bankruptcy Code, the Company remains in possession of its properties and assets, and management continues to operate the business. The Company intends to continue normal operations and does not currently foresee any interruption to current operations. The Company cannot engage in transactions outside the ordinary course of business without the approval of the Bankruptcy Court. The Company attributed the need to reorganize as a part of its financial strategy to ease the Company's debt service associated with years of high-cost technology development.

Under Chapter 11 proceedings, actions by creditors to collect claims in existence at the Filing date ("pre-petition") are stayed ("deferred"), absent specific Bankruptcy Court authorization to pay such claims (these claims are reflected in the accompanying balance sheet at June 30, 2003 and December 31, 2002 as "Liabilities Subject to Compromise"), while the Company continues to manage the business as a debtor-in-possession. The rights of and ultimate payments by the Company to pre-petition creditors and to equity investors may be substantially altered. The Filing could result in claims being liquidated in the Chapter 11 proceedings at less (possibly substantially less) than 100% of their face value and the equity interests of the Company's stockholder's being diluted or canceled. The Company's pre-petition creditors and stockholders will each have votes in the Plan of Reorganization. Management submitted a Plan of Reorganization to the Bankruptcy Court on August 6, 2003. A hearing to approve the Disclosure Statement has been set by the Court for October 6, 2003.

On May 20, 2003, the Company issued a Senior Secured Promissory Note to Gryphon Opportunities Fund I, LLC in the amount of $49,970 with interest at 5% per annum, payable on demand. This note was issued pursuant to an approved order of the Unites States Bankruptcy Court for the Western District of Texas, dated as of May 19, 2003, approving post-petition financing by eClickMD, Inc. and granting Gryphon Opportunities Fund I, LLC a superiority lien on effectively all of the assets and intellectual property of eClickMD, Inc.

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

In accordance with the Bankruptcy Court's approved order for Post-Petition Financing, on June 4, 2003, the Company issued a Senior Secured Promissory Note to Gryphon Opportunities Fund I, LLC in the amount of $89,072 with interest at 5% per annum, payable on demand.

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

The Company's continued existence depends upon the success of management's efforts to submit and receive Bankruptcy Court, pre-petition creditor and shareholder approval for the Plan of Reorganization, to raise additional capital necessary to meet the Company's obligations as they come due and to obtain sufficient capital to execute its business plan. The Company intends to obtain capital primarily through issuances of debt or equity. There can be no degree of assurance that the Company will be successful in obtaining Bankruptcy Court, pre-petition creditor or shareholder approval of the Plan of Reorganization or in completing additional financing transactions

The consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern.

The consolidated financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or classification of liabilities which may result from the inability of the Company to continue as a going concern.

CRITICAL ACCOUNTING POLICIES

The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with SOP 90-7. SOP 90-7 requires that financial statements of a debtor-in-possession be prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Filing, the realization of certain Debtor's assets and the liquidation of certain Debtor's liabilities are subject to significant uncertainty. While operating as a debtor-in-possession, the Debtor may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the Consolidated Financial Statements. Further, a Plan of Reorganization could materially change the amounts and classifications reported in the Consolidated Financial Statements, which do not currently give effect to any adjustments to the carrying value or classification of assets or liabilities that might be necessary as a consequence of a Plan of Reorganization.

Pursuant to SOP 90-7, eClickMD's pre-petition liabilities that are subject to compromise are required to be reported separately on the balance sheet at an estimate of the amount that will ultimately be allowed by the Bankruptcy Court. As of June 30, 2003, such pre-petition liabilities include fixed obligations (such as debt and contractual commitments). The recorded amounts of such liabilities generally reflect accounting measurements as of the Filing Date, adjusted as warranted for changes in facts and circumstances and/or rulings under eClickMD's Chapter 11 proceedings subsequent to the Filing. (See Note 8 to the Consolidated Financial Statements for detail of the liabilities subject to compromise as of June 30, 2003, and December 31, 2002). SOP 90-7 also requires separate reporting of certain expenses, realized gains and losses, and provisions for losses related to the Filing as reorganization items.

Revenue Recognition

The Company recognizes revenue from software sales at the time of delivery, or in accordance with terms of licensing contracts. Maintenance and service revenues are recognized ratably over the contractual period or as the services are provided.

Stock - Based Compensation

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

Item 3.  Controls and Procedures

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting him to material information required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Cause No. 3:OLV343LN:United States District Court, Southern District of Mississippi. David Buck vs eClickMD. Inc. The lawsuit, filed on May 8, 2001 alleges breaches of severance in an employment agreement. David Buck is seeking damages of up to $197,200. The company has reached a settlement with David Buck as of November 11, 2002 in the amount of $40,000 with $10,000 paid immediately upon completion of the settlement documents and the remaining $30,000 payable over an 18 month period in equal monthly installments. At June 30, 2003 the Company had recorded a liability of $26,667. As of the date of this filing, the Company is in default of the payment plan. A final judgement against eClickMD, Inc. was entered in the amount of $26,666 on May 2, 2003.

On October 17, 2001, in the United States District Court, Western District of Texas, Austin Division, the Company filed a counter suit against David Buck, Philip Mattingly, and John Griffin for breach of fiduciary duty, statutory and common law fraud, and conversion of corporate funds and assets. One or more of the defendants have been served. The Company has reached a settlement with John Griffin and agreed to release him from this suit. The Company has reached a settlement agreement with David Buck (reference Cause No. 3:OLV343LN) and agreed to release him from this suit. As of the date of this filing, the Company had agreed to a settlement arrangement with Philip Mattingly but was unable to make payment according to the settlement agreement of $2,500. A final judgement against eClickMD, Inc. was entered in the amount of $2,500 on May 2, 2003.

Cause No. A 01 CA 599 SS; United States District Court, Western District of Texas, Austin Division. eClickMD, Inc. v. Oxford Venture Fund, L.L.C. and Karim Rajani. On September 14, 2001, the Company filed a complaint alleging the defendants had received Company stock valued at over $1,525,000 for the purpose of collateralizing financing for the Company. The defendant sold a portion of the stock thereby converting it to their own use instead of using it for collateral. The Company sought compensatory damages, exemplary damages and injunctive relief. The defendants appeared for a hearing to argue against the Court's in personam jurisdiction over them as well as to argue against the need for injunctive relief. On September 14, 2001, the Court granted a temporary injunction against the defendants making sales of the Company's stock. At the date of this filing, 1,800,000 shares are being restricted from transfer of which 600,000 shares are held in certificate form by the transfer agent. The defendants filed their answer in this matter but refused to cooperate in discovery. As a sanction, the court struck the Defendants' pleadings. On November 13, 2002 the court entered a default judgment against the Defendants and called for a hearing on damages. The parties appeared through counsel of record. On November 26, 2002 the court Ordered, Adjudged and Decreed that eClickMD, Inc. have and recover judgment of and against Oxford Venture Partners, LLC and Karim Rajani, jointly and severally, in the sum of $1,019,250 plus interest at the rate of 1.51 percent per annum from the date of judgment until paid; plus $250,000 in punitive damages; plus $19,000 in attorney's fees and all costs of suit. The Defendants have filed a notice of appeal and their appellate brief was due on May 5, 2003. As of this date, Defendants have not filed their brief and are at risk of defaulting on the appeal. The Court ordered the Defendants to return their eClickMD, Inc. stock, delivering same to the United States Marshall in Austin, Texas. Approximately half of the shares have been returned to date and same will be sold at auction by the United States Marshall's office in the near future. Once the stock has been sold, the proceeds will be applied to the Judgment balance and eClickMD, Inc. will continue its efforts to collect on the judgment.

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

Cause No. 263219; GTECH Corporation v. eClickMD, Inc. f/k/a Link.com; County Court at Law No. 1, Travis County, Texas. Lawsuit filed for collection of past due rent obligation plus attorney's fees. On September 11, 2002 the Company issued a Promissory Note to GTECH Corporation in the amount of $64,618 with interest at 6% in accordance with a legal settlement agreement reached in the matter of GTECH Corporation versus eClickMD, Inc. f/k/a/ Link.com, Inc. Upon execution of the note, payments for the balance of the note are being made monthly at $2,500 per month until the balance and applicable interest is paid in full. The first payment was made on September 15, 2002. The Promissory Note also stipulated that upon receipt of any funding in the amount of $1,000,000 to eClickMD, Inc. the monthly payment would increase to $5,000 per month until the balance and applicable interest is paid in full. The increased amount would be due on the 15th of the month following receipt of the funding. At June 30, 2003 the Company had a liability recorded in the amount of $51,061 for the balance of payments plus accrued interest due on the note. As of the date of this filing, the Company is in default on the payment plan.

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

On or about March 31, 2003, the Company received information regarding Docket Number DC-000669-03 in the Superior Court of New Jersey Law Division: Hudson County Special Civil Part for PR Newswire Association, Inc. vs. eClickMD, Inc. Lawsuit filed for collection of past due account payable of $4,655 together with lawful interest, costs of suit and such other and further relief as the Court deems just and proper. At June 30, 2003 the Company has an account payable of $4,655 recorded on its books. As of the date of this filing, the Company has not responded to this matter.

On or about February 18, 2003, the Company received information regarding Cause Number 37839 in the Justice Court Precinct No. 1, Place No. 2, in Taylor County, Texas for McGriff, Seibels, & Williams of Texas, Inc. vs. eClickMD, Inc. Lawsuit filed for collection of past due accounts payable for $1,533 plus attorney fees and court costs. At June 30, 2003 the Company does not have an account payable specifically recorded. As of the date of this filing, the Company has not responded to this matter.

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

Case Number 258052: Travis County Court 1, Travis County Texas. Immedient, Inc. vs. eClickMD, Inc. Lawsuit filed for the collection of a debt. An "No-answer Final Default Judgment" was rendered upon the defendant on April 24, 2002. eClickMD, Inc. settled the matter with the plaintiff on July 20, 2002 and as of the date of the filing of this report has fully paid the mutually agreed upon settlement obligation.

Item 2.  Changes in Securities

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports On Form 8-K

     a)  EXHIBITS

       4.1 Senior Secured Promissory Note dated April 16, 2003 by and between eClickMD, Inc. and Gryphon Opportunities Fund I, LLC in the amount of $65,900
       4.2 Post Petition Senior Secured Promissory Note dated May 20, 2003 by and between eClickMD, Inc. and Gryphon Opportunities Fund I, LLC in the amount of $49,970
       4.3 Security Agreement dated May 20, 2003 by and between eClickMD, Inc. and Gryphon Opportunities Fund I, LLC
       4.4 Post Petition Senior Secured Promissory Note dated June 4, 2003 by and between eClickMD, Inc. and Gryphon Opportunities Fund I, LLC in the amount of $89,072
       4.5 Security Agreement dated June 4, 2003 by and between eClickMD, Inc. and Gryphon Opportunities Fund I, LLC
       31.1 Certification by Neil S. Burley, Chief Financial Officer, pursuant to 18 USC Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
       32.1 Certification by Neil S. Burley, Chief Financial Officer, pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     b)  REPORTS ON FORM 8-K

       (a) On May 16, 2003 The Company filed a Form 8-K, dated May 13, 2003 reporting under Item 3 that it filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       eClickMD, Inc.



Date: August 23, 2003                  By: /s/ NEIL BURLEY
                                           ------------------------
                                           Neil Burley,
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)