Form 10QSB
period 2003-09-30
ECLICKMD INC
filed 2003-11-26
CIK 18530

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For Quarter Ended September 30, 2003 Commission File No. 0-29804

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

                                 YES [X] NO [ ]

As of September 30, 2003, there were 21,365,688 shares of common stock, $.001 par value, of the registrant issued and outstanding.

As of September 30, 2003, there were 89 shares of Series A Preferred Stock, $.001 par value, of the registrant issued and outstanding.

Transitional Small Business Disclosure Format (check one)

YES [ ] NO [X]

                         ECLICKMD, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                               SEPTEMBER 30, 2003
                                      INDEX



                                                                        Page No.
                                                                        --------
PART I          FINANCIAL INFORMATION

      Item 1.   Financial Statements

                Consolidated Balance Sheets as of September 30, 2003
                (unaudited) and December 31, 2002                             2

                Consolidated Statements of Operations (unaudited) for
                the three months ended September 30, 2003 and 2002            3

                Consolidated Statements of Operations (unaudited) for
                the nine months ended September 30, 2003 and 2002             4

                Consolidated Statements of Cash Flows (unaudited) for
                the nine months ended September 30, 2003 and 2002             5

                Notes to Consolidated Financial Statements (unaudited)        6

      Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations                          12

      Item 3.   Controls and Procedures                                      17


PART II         OTHER INFORMATION

      Item 1.   Legal Proceedings                                            18

      Item 2.   Changes in Securities and Use of Proceeds                    20

      Item 3.   Defaults Upon Senior Securities                              20

      Item 4.   Submission of Matters to a Vote of Security Holders          20

      Item 5.   Other Information                                            20

      Item 6.   Exhibits and Reports on Form 8-K                             20


SIGNATURES                                                                   21

                        ECLICKMD, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
              SEPTEMBER 30, 2003 (UNAUDITED) AND DECEMBER 31, 2002

                                     ASSETS
                                     ------
                                                                                       2003
                                                                                    (Unaudited)         2002
                                                                                    ------------    ------------
Current assets
    Cash and cash equivalents                                                       $     12,330    $     85,204
    Accounts receivable - trade, net of allowance for doubtful accounts of $57,766 and $29,843 at September 30, 2003 (unaudited) and
    December 31, 2002, respectively                                                       26,841           7,590
    Other current assets                                                                   6,859          11,645
                                                                                    ------------    ------------
         Total current assets                                                             46,030         104,439

Property and equipment, net of accumulated depreciation of
    $288,932 and $451,874 at September 30, 2003 (unaudited) and
    December 31, 2002, respectively                                                       10,598         107,088
Deferred financing fees, net of accumulated amortization of $85,479 and
    $78,345 at September 30, 2003 (unaudited) and December 31, 2002, respectively            175           7,309
Other Assets                                                                              10,412          10,414
                                                                                    ------------    ------------

         Total assets                                                               $     67,215    $    229,250
                                                                                    ============    ============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT
                      -------------------------------------

Liabilities not subject to compromise
   Current Liabilities
    Current notes payable                                                           $    365,772    $         --
    Customer deposits                                                                      8,570           1,325
    Accounts payable - trade, including $19,778 to related parties                       109,537              --
    Accrued payroll tax liabilities                                                       56,139          16,378
    Accrued liabilities                                                                   41,012              --
                                                                                    ------------    ------------
         Total current liabilities                                                       581,030          17,703

Liabilities subject to compromise  (Note 8)                                            4,414,160       4,843,106

Shareholders' deficit
    Preferred stock - $0.001 par value; 15,000,000 shares authorized,
       89 and 75 shares issued and outstanding at September 30, 2003 (unaudited)              --              --
       and December 31, 2002
    Common stock - $0.001 par value; 50,000,000 shares authorized,
       21,365,688 and 21,190,688 shares issued and outstanding at
       September 30, 2003 (unaudited) and December 31, 2002, respectively                 21,366          21,191
    Additional paid-in capital                                                         7,040,161       6,855,739
    Accumulated deficit                                                              (11,989,502)    (11,508,489)
                                                                                    ------------    ------------
         Total shareholders' deficit                                                  (4,927,975)     (4,631,559)
                                                                                    ------------    ------------

         Total liabilities and shareholders' deficit                                $     67,215    $    229,250
                                                                                    ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                        ECLICKMD, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002


                                                                   2003            2002
                                                               ------------    ------------
Revenues                                                       $     55,312    $     79,936

Operating expenses
   Cost of revenues                                                  41,005          73,697
   Research & development costs                                      14,952           6,004
   Selling, general and administrative                              254,531         639,922
                                                               ------------    ------------

   Operating loss                                                  (255,176)       (639,687)

Interest expense                                                     (5,090)       (172,211)
                                                               ------------    ------------
    Loss before reorganization items                               (260,266)       (811,898)
                                                               ------------    ------------

Reorganization items:
    Gain on rejected executory contract                             168,667              --
    Professional fees                                               (43,770)             --
                                                               ------------    ------------
    Net gain on reorganization items                                124,897              --
                                                               ------------    ------------

Net loss                                                       $   (135,369)   $   (811,898)
                                                               ============    ============

Net loss per common share - basic and diluted                  $      (0.01)   $      (0.04)
                                                               ============    ============

Weighted-average number of common shares outstanding - basic
   and diluted                                                   21,365,688      20,944,784
                                                               ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                        ECLICKMD, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

                                                                   2003             2002
                                                               ------------    ------------
Revenues                                                       $    182,040    $    256,524

Operating expenses
   Cost of revenues                                                 173,993         197,126
   Research & development costs                                      45,539          61,542
   Selling, general and administrative                              893,483       1,745,047
                                                               ------------    ------------

   Operating loss                                                  (930,975)     (1,747,191)

Gain on debt settlement                                             397,673              --
Other income (expense)                                               68,645           7,423
Interest expense                                                   (128,987)       (295,460)
                                                               ------------    ------------
    Loss before reorganization items                               (593,644)     (2,035,228)
                                                               ------------    ------------

Reorganization items:
    Gain on rejected executory contract                             168,667              --
    Professional fees                                               (56,035)             --
                                                               ------------    ------------
    Net gain on reorganization items                                112,632              --
                                                               ------------    ------------

Net loss                                                       $   (481,012)   $ (2,035,228)
                                                               ============    ============

Net loss per common share - basic and diluted                  $      (0.02)   $      (0.10)
                                                               ============    ============

Weighted-average number of common shares outstanding - basic
and diluted                                                      21,324,114      19,550,254
                                                               ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                         ECLICKMD, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

                                                                                       2003           2002
                                                                                   -----------    -----------
Cash flows from operating activities
     Net loss                                                                      $  (481,012)   $(2,035,228)
     Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation                                                                     82,077        116,780
       Bad Debt Expense                                                                 27,923             --
       Gain on change in accounting estimate                                            68,645             --
       Gain on debt settlement                                                        (566,340)        (6,240)
       Stock issued for services                                                        33,250        220,000
       Stock options issued for services                                                    --         33,309
       Write-off of receivable for the purchase of equity                                   --        275,794
       Warrants issued for converstion of debt to preferred stock                        8,147             --
       Amortization of deferred financing fees                                           7,134         35,271
       Amortization of debt discount                                                     9,769         80,624
        Increases and decreases in working capital accounts:
       Accounts receivable - trade                                                     (47,175)           (70)
       Other assets                                                                      4,789        (29,347)
       Customer deposits                                                                 7,245         18,625
       Accounts payable                                                                 47,293         77,279
       Accrued liabilities                                                             120,593        102,390
                                                                                   -----------    -----------
            Cash flows used in operating activities                                   (677,662)    (1,110,813)

Cash flows from investing activities
     Purchases of property and equipment                                                    --        (10,641)

Cash flows from financing activities
     Payments on capital lease obligation                                              (12,865)       (29,751)
     Payments on convertible notes payable and debentures                                   --         (5,000)
     Deferred Financing Fees                                                                --        (61,476)
     Borrowings on current notes payable and debentures                                     --        607,059
     Borrowings from related parties                                                    13,130         50,350
     Borrowings on notes payable (including post-petition amount of $365,772)          624,872        255,282
     Payments on notes payable                                                         (20,348)        (8,099)
     Exercise of stock options                                                              --         69,000
                                                                                   -----------    -----------
       Cash flows provided by financing activities                                     604,789        877,365
                                                                                   -----------    -----------

Net increase (decrease) in cash and cash equivalents                                   (72,873)      (244,089)

Cash and cash equivalents, beginning of period                                          85,204        290,222
                                                                                   -----------    -----------

Cash and cash equivalents, end of period                                           $    12,331    $    46,133
                                                                                   ===========    ===========

Supplemental disclosures for cash flow information:
   Cash paid during the period for:
       Interest                                                                    $     3,320    $    18,968
                                                                                   ===========    ===========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
   FINANCING ACTIVITIES
       Conversion of notes payable and accrued interest to preferred stock         $   143,200    $        --
                                                                                   ===========    ===========

       Conversion of notes payable and accrued interest to common stock            $        --    $   608,696
                                                                                   ===========    ===========

       Warrants issued in connection with convertible debentures
          recorded as debt discount                                                $        --    $    80,340
                                                                                   ===========    ===========

       Warrants issued in connection with conversion of notes payable
          and accrued interest to preferred stock                                  $     8,147    $        --
                                                                                   ===========    ===========

       Refinancing of equipment through capital lease                              $        --    $   239,039
                                                                                   ===========    ===========

       Refinance account payable through note payable                              $        --    $    64,618
                                                                                   ===========    ===========

       Common stock issued in connection with convertible debentures               $        --    $    96,465
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

Under Chapter 11 proceedings, actions by creditors to collect claims in existence at the Filing date ("pre-petition") are stayed ("deferred"), absent specific Bankruptcy Court authorization to pay such claims while the Company continues to manage the business as a debtor-in-possession. These pre-petition claims are reflected in the accompanying balance sheets as "liabilities subject to compromise." The rights of and ultimate payments by the Company to pre-petition creditors and to equity investors may be substantially altered. The Filing could result in claims being liquidated in the Chapter 11 proceedings at less (possibly substantially less) than 100% of their face value and the equity interests of the Company's stockholder's being diluted or canceled. The Company's pre-petition creditors and stockholders will each have votes in the Plan of Reorganization. Management submitted a Plan of Reorganization to the Bankruptcy Court on August 6, 2003. On November 24, 2003, the Company appeared in the United States Bankruptcy Court, Western District of Texas, Austin Division, before the Honorable Frank R. Monroe, for a hearing on confirmation of the Plan of Reorganization. Accordingly, the judge signed an order stating that the Plan of Reorganization was confirmed. The confirmed Plan of Reorganization will become binding and non-appealable on December 4, 2003.

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

The Debtor received approval from the Bankruptcy Court to pay or otherwise honor certain of its pre-petition obligations, including employee wages and employee out of pocket expenses. The Debtor has determined that there is insufficient collateral to cover the interest portion of scheduled payments on its pre-petition debt obligations. Contractual interest on those obligations amounts to $129,038, which is $93,239 in excess of reported interest expense; therefore, the debtor has discontinued accruing interest on these obligations (See Note 8 to the Consolidated Financial Statements).

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

The interim financial statements of eClickMD, Inc. and Subsidiaries (the "Company" or "eClick") at September 30, 2003 and for the three and nine months ended September 30, 2003 and 2002, are unaudited, and include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation. The December 31, 2002 balance sheet was derived from the balance sheet included in the Company's audited financial statements as filed on Form 10-KSB for the year ended December 31, 2002, with adjustments to conform to the reporting requirements of Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", promulgated by the American Institute of Certified Public Accountants. Certain amounts previously reported in prior interim financial statements have been reclassified to conform to the 2003 presentation.

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

Pursuant to SOP 90-7, eClickMD's pre-petition liabilities that are subject to compromise are required to be reported separately on the balance sheet at an estimate of the amount that will ultimately be allowed by the Bankruptcy Court. As of September 30, 2003, such pre-petition liabilities include fixed obligations (such as debt and contractual commitments). The recorded amounts of such liabilities generally reflect accounting measurements as of the Filing Date, adjusted as warranted for changes in facts and circumstances and/or rulings under eClickMD's Chapter 11 proceedings subsequent to the Filing. (See
Note 8 to the Consolidated Financial Statements for detail of the liabilities subject to compromise as of September 30, 2003, and December 31, 2002). SOP 90-7 also requires separate reporting of certain expenses, realized gains and losses, and provisions for losses related to the Filing as reorganization items.

2. GOING CONCERN

The consolidated financial statements for the period ended September 30, 2003 were prepared on the assumption the Company will continue as a going concern. The Company sustained net losses of $481,012 and $2,873,215 during the nine months ended September 30, 2003 and the year ended December 31, 2002, respectively, and has accumulated losses through September 30, 2003 of $11,989,502. Cash used in operating activities for the same periods aggregated $677,663 and $1,634,811, respectively. Total liabilities at September 30, 2003 of $4,995,190 (including approximately $43,780 to the Internal Revenue Service for delinquent payroll taxes) exceed total assets of $79,860.

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

4. REJECTION OF UNEXPIRED LEASE WITH IBM CREDIT CORPORATION

While under the protection of Chapter 11, the Company has the right to review all executory contracts in place on the date of "the Filing" (May 13, 2003) and either accept or reject these contracts in the proposed Plan of Reorganization.

On or about October 10, 2001, IBM Credit and the Company entered into a Term Lease Master Agreement (TLMA) for approximately $260,000 in computer hardware and the use of certain software and services. Pursuant to the TLMA, IBM Credit and the Company entered into a Supplement dated on or about April 24, 2002. The TMLA and the Supplement represented the official lease contract. The lease contract was for a term of 48 months at a monthly rate of $6,583. The Company recorded the lease contract as a capital lease and booked an asset and corresponding capital lease obligation and sales tax payable in the amount of $259,573. This equipment housed the Company's core technology and customer data.

Under the protection of Chapter 11, the Company elected to reject the lease contract and returned the leased hardware to IBM on August 28, 2003. On August 28, 2003, the Bankruptcy Court approved an order granting "IBM Credit LLC's Motion to Compel Assumption or Rejection of executory Contract".

As of August 28, 2003, the net book value of the equipment recorded as an asset under the capital lease obligation totaled $14,413. As of August 28, 2003, the capital lease liability totaled $183,078. Accordingly the Company recognized a gain on rejection of the executory contract totaling $168,667.

Because the IBM equipment housed the Company's core technology and customer data it had to be replaced immediately. In order to do so, the Company's lead investor, Gryphon Opportunities Fund I, LLC, directly purchased approximately $17,000 of computer hardware and software and loaned it to the Company. This hardware and software has been installed and is currently housing the Company's core technology and customer data. As of the date of this filing, the equipment continues to be on loan from Gryphon Opportunities Fund I, LLC and accordingly the Company has not recorded any asset or corresponding liability or lease expense due to the immaturability of the amounts involved.

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

Had the Company determined compensation based on the fair value at the grant date for its stock options under SFAS No. 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" net loss and loss per share would have increased as indicated below:

                                             Nine Months Ended     Nine Months Ended     Three Months Ended    Three Months Ended
                                             September 30, 2003    September 30, 2002    September 30, 2003    September 30, 2002
                                             ------------------    ------------------    ------------------    ------------------
Loss attributable to common
     stockholders, as reported               $         (481,012)   $       (2,035,228)   $         (135,369)   $         (811,898)
Add: Stock-based employee compensation,
     expense included in reported net loss                   --                    --                    --                    --
Deduct:  Stock-based employee compensation
     expense determined under fair value
     based method                                      (171,447)             (176,651)              (56,679)              (59,705)
                                             ------------------    ------------------    ------------------    ------------------
Pro forma net loss                           $         (652,459)   $       (2,211,879)   $         (192,048)   $         (871,603)
                                             ==================    ==================    ==================    ==================

Net loss per share -
     Basic and diluted:
     As reported                             $            (0.02)   $            (0.10)   $            (0.01)   $            (0.04)
                                             ==================    ==================    ==================    ==================

     Pro forma                               $            (0.03)   $            (0.11)   $            (0.01)   $            (0.04)
                                             ==================    ==================    ==================    ==================

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

6. CONVERTIBLE NOTES AND DEBENTURES

At September 30, 2003, the Company had outstanding convertible notes totaling $100,000 which were issued in 1999 with a conversion rate of $2.00 per share, $585,000 of convertible notes issued in 2000 with a conversion rate equal to the principal plus accrued interest at the conversion date divided by the price per share of equity instruments sold in the next financing transaction, $608,695 of convertible notes issued in 2001 with a conversion rate equal to the lower of $1.00 per share of common stock or 80 percent of the fair market value of the common stock, $128,075 of convertible notes issued in 2001 with a conversion rate equal to the lesser of a 12.5% discount to the market price or $1.50 per share, and $607,059 of convertible notes issued in 2002 with a conversion rate equal to the lower of $1.25 per share of common stock or 150% of the fair market value of the common stock.

7. CURRENT NOTES PAYABLE

Post-Petition Debt
------------------

Post-Petition current notes payable at September 30, 2003 consists of the following:

                                                               2003 (unaudited)
                                                               ----------------

Post-petition senior secured note payable to creditor,
   Collateralized by the assets and intellectual property
   Of the Company, Payable on demand at 5%                        $  49,970

Post-petition senior secured note payable to creditor,
   Collateralized by the assets and intellectual property
   Of the Company, Payable on demand at 5%                           89,072

Post-petition senior secured note payable to creditor,
   Collateralized by the assets and intellectual property
   Of the Company, Payable on demand at 5%                           70,494

Post-petition senior secured note payable to creditor,
   Collateralized by the assets and intellectual property
   Of the Company, Payable on demand at 5%                           89,084

Post-petition senior secured note payable to creditor,
   Collateralized by the assets and intellectual property
   Of the Company, Payable on demand at 5%                           67,152
                                                                  ---------
                                                                  $ 365,772
                                                                  =========


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

On August 29, the Bankruptcy Court approved a second order granting eClickMD, Inc.'s (the debtor's) second motion to incur debt with priority over certain administrative expenses, pursuant to 11 U.S.C. 364 C 1, with Gryphon Opportunities Fund I, LLC. It was ordered that the debtor be and is authorized to incur an increased amount of debt, up to $425,457 from May 20, 2003 through September 30, 2003, by executing the Financing Agreement.

In accordance with the Bankruptcy Court's approved orders for Post-Petition Financing, on July 1, 2003, August 1, 2003 and September 5, 2003 the Company issued Senior Secured Promissory Notes to Gryphon Opportunities Fund I, LLC in the amounts of $70,494, $89,084 and $67,152, respectively, with interest at 5% per annum, payable on demand.

Pre-Petition Debt
-----------------

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

On April 9, 2003, Marion Robert Rice, a former director of eClickMD, Inc., made payment in full on a line of credit outstanding and in default between eClickMD, Inc. and Commercial National Bank ($360,000 Line of Credit plus $21,797 in accrued interest). On May 14, 2003, Mr. Rice made payment in full on a note outstanding and in default between eClickMD, Inc. and Brady National Bank ($15,000 Note plus $876 in accrued interest). Mr. Rice personally guaranteed both of these notes in prior periods when the notes were originated. Accordingly, the Company recognized a gain on debt settlement of $397,673.


8. PRE-PETITION LIABILITIES SUBJECT TO COMPROMISE

At September 30, 2003 and December 31, 2002, the principal categories of claims classified as liabilities subject to compromise under reorganization proceedings, totaling $4,414,160 and $4,843,106, respectively, are identified below. All amounts reported below may be subject to future adjustment depending on Bankruptcy Court action and further developments with respect to disputed claims or other events, including reconciliation of claims filed with the Bankruptcy Court to amounts recorded in the accompanying financial statements. Under a confirmed Plan of Reorganization, all pre-petition claims subject to compromise may be paid and discharged at amounts substantially less than their allowed amounts.

On a consolidated basis, recorded pre-petition liabilities subject to compromise under Chapter 11 Proceedings, consist of the following:

                                                  (Unaudited)
                                               September 30, 2003   December 31, 2002
                                               ------------------   ------------------
Line of credit                                 $               --   $          360,000

Notes Payable                                             693,291              605,235

Convertible notes and debentures                        2,028,829            2,019,060

Payable to related parties                                441,218              435,593

Accounts payable                                          864,461              858,060

Capital lease obligation                                       --              195,945

Accrued liabilities                                       386,361              369,213
                                               ------------------   ------------------
     Total liabilities subject to compromise   $        4,414,160   $        4,843,106
                                               ------------------   ------------------

As a result of the bankruptcy filing, principal and interest payments may not be made on pre-petition unsecured debt without Bankruptcy Court approval or until a plan of reorganization defining the repayment terms has been confirmed. The total interest on the pre-petition unsecured debt that was not charged to earnings for the period from May 14, 2003 to September 30, 2003 was $93,238. Such interest is not being accrued as the Bankruptcy Code generally disallows the payment of interest that accrues post-petition with respect to pre-petition unsecured claims.

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

On August 29, 2003, the Bankruptcy Court approved a second order granting eClickMD, Inc.'s (the debtor's) second motion to incur debt with priority over certain administrative expenses, pursuant to 11 U.S.C. 364 C 1, with Gryphon Opportunities Fund I, LLC. It was ordered that the debtor be and is authorized to incur an increased amount of debt, up to $425,457 from May 20, 2003 through September 30, 2003, by executing the Financing Agreement.

On October 6, 2003, the Bankruptcy Court approved a third order granting eClickMD, Inc.'s (the debtor's) third motion to incur debt with priority over certain administrative expenses, pursuant to 11 U.S.C. 364 C 1, with Gryphon Opportunities Fund I, LLC. It was ordered that the debtor be and is authorized to incur debt up to $319,923 from October 1, 2003 through December 31, 2003, by executing the Financing Agreement.

Post-petition borrowings approved by the court for the period of May 20, 2003 through December 31, 2003 total $745,380.

As of the date of this filing, borrowings under this post-petition financing agreement total $544,490.

10. DEFERRED FINANCING FEES

Deferred financing fees related to the notes payable are amortized over the initial term of the notes payable ranging from three to six months.

11. SHAREHOLDERS' DEFICIT

During the nine months ended September 30, 2003, $143,200 of notes payable were converted to 14.3 shares of the Company's Series A Convertible Preferred Stock. In conjunction with the notes payable conversion, the Company issued warrants to purchase 95,323 shares of common stock valued at $8,147. In addition, the Company issued 175,000 shares of common stock for managerial and financial consulting services valued at $33,250.

12. TREATMENT OF CERTAIN STOCK OPTIONS FOR DISPUTED SERVICES

In July 2001, the Company issued stock options as retainers for services and as collateral for financing in connection with such services to Oxford Financial and Mark Anthony Christini which were subsequently converted into common stock. In September, 2001, the Company filed a complaint against Oxford Venture Fund, L.L.C. and Karim Rajani, an agent of Oxford Venture Fund, L.L.C., alleging the defendants had received Company stock options to purchase 275,000 shares of common stock as a retainer and for the purpose of collateralizing financing for the Company, and that the defendants then sold a portion of the stock thereby converting it to their own use instead of using it for collateral. The Company sought compensatory damages, exemplary damages and injunctive relief. The defendants appeared for a hearing to argue against the Court's in personam jurisdiction over them as well as to argue against the need for injunctive relief. On September 14, 2001, the Court granted a temporary injunction against the defendants making sales of the Company's stock. At the date of this filing, 1,800,000 shares are being restricted from transfer of which 600,000 shares are being held in certificate form by the transfer agent. The defendants filed their answer in this matter but refused to cooperate in discovery. As a sanction, the court struck the Defendants' pleadings. On November 13, 2002 the court entered a default judgment against the Defendants and called for a hearing on damages. The parties appeared through counsel of record. On November 26, 2002 the court Ordered, Adjudged and Decreed that eClickMD, Inc. have and recover judgment of and against Oxford Venture Partners, LLC and Karim Rajani, jointly and severally, in the sum of $1,019,250 plus interest at the rate of 1.51 percent per annum from the date of judgment until paid; plus $250,000 in punitive damages; plus $19,000 in attorney's fees and all costs of suit. The Defendants have filed a notice of appeal and their appellate brief was due on May 5, 2003. As of this date, Defendants have not filed their brief and are at risk of defaulting on the appeal. The Court ordered the Defendants to return their eClickMD, Inc. stock, delivering same to the United States Marshall in Austin, Texas. Approximately half of the shares have been returned to date and same will be sold at auction by the United States Marshall's office in the near future. Once the stock has been sold, the proceeds will be applied to the Judgment balance and eClickMD, Inc. will continue its efforts to collect on the judgment.

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

13.  SUBSEQUENT EVENT

On November 24, 2003, the Company appeared in the United States Bankruptcy Court, Western District of Texas, Austin Division, before the Honorable Frank R. Monroe, for a hearing on confirmation of the Plan of Reorganization. Accordingly, the judge signed an order stating that the Plan of Reorganization was confirmed. The confirmed Plan of Reorganization will become binding and non-appealable on December 4, 2003. When the Plan of Reorganization becomes binding and non-appealable, the Company anticipates that substantially all of the Liabilities Subject to Compromise (See Note 8) will be written off to Net Income as forgiveness of debt.

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

Overview

eClickMD, Inc. management believes it is the leader in eSignature document workflow technology and that its technology lowers infrastructure costs, drives workflow efficiency, and increases profitability for physicians, home health care agencies, and providers of durable medical equipment. Home health care executives founded the Company in 1996 to address inefficiencies in workflow processes between home health care agencies and physicians. That same year, the U.S. government released the Health Insurance Portability and Accountability Act (HIPAA) that mandated Internet-based electronic storage and transmission of patient data be standardized, secured, and subjected to rigorous privacy rules. eClickMD quickly enhanced its digital certificate and e-signature technology to comply with these HIPAA standards. Today, the Company has nine technology patents pending for managing and transmitting sensitive patient data. There are approximately 22 home health care agencies and approximately 130 physicians transmitting 21,235 patient documents annually.

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

Under Chapter 11 proceedings, actions by creditors to collect claims in existence at the Filing date ("pre-petition") are stayed ("deferred"), absent specific Bankruptcy Court authorization to pay such claims (these claims are reflected in the accompanying balance sheet at June 30, 2003 and December 31, 2002 as "Liabilities Subject to Compromise"), while the Company continues to manage the business as a debtor-in-possession. The rights of and ultimate payments by the Company to pre-petition creditors and to equity investors may be substantially altered. The Filing could result in claims being liquidated in the Chapter 11 proceedings at less (possibly substantially less) than 100% of their face value and the equity interests of the Company's stockholder's being diluted or canceled. The Company's pre-petition creditors and stockholders will each have votes in the Plan of Reorganization. Management submitted a Plan of Reorganization to the Bankruptcy Court on August 6, 2003. On November 24, 2003, the Company appeared in the United States Bankruptcy Court, Western District of Texas, Austin Division, before the Honorable Frank R. Monroe, for a hearing on confirmation of the Plan of Reorganization. Accordingly, the judge signed an order stating that the Plan of Reorganization was confirmed. The confirmed Plan of Reorganization will become binding and non-appealable on December 4, 2003.

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

Results of Operations

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Revenues for the three months ended September 30, 2003 were $55,312 compared to $79,936 for the same period in 2002. Fewer customers were billed in 2003 as a result of a review of accounts receivable that was completed early in 2002, where a significant number of customers with aged receivable balances were assigned former client status and were no longer billable in 2003. In addition, as the Company maximized available resources in 2001 and 2002, fewer sales and marketing programs existed. Also resulting in lower revenue was a change in the Company's billing model in mid-year 2002 were physicians were no longer charged $35/month to use the eClickMD, Inc. software exclusively for document signing. The bankruptcy of a premier customer, Interlink Home Health, in 2002 also resulted in lower revenue in 2003. Interlink Home Health was the exclusive customer of the Net.Care (Oasis) product and is no longer using the service.

Operating expenses were $310,488 for the three months ended September 30, 2003 compared to $719,623 for the three months ended September 30, 2002. This 57% decrease in operating expenses is primarily attributable to bad debt expense incurred in 2002 resulting from the write-off of notes receivable for the purchase of equity totaling $275,794. In addition, an overall reduction in the number of employees in 2003 coupled with lower salaries for the current employees (gross salaries were reduced approximately 35% on March 16, 2003 in an effort to conserve cash resources going into the period of reorganization) lowered expenses.

Other non-operating income was $168,667 for the three months ended September 30, 2003. While under the protection of Chapter 11, the Company has the right to review all executory contracts in place on the date of "the Filing" (May 13, 2003) and either accept or reject these contracts in the proposed Plan of Reorganization. On or about October 10, 2001, IBM Credit and the Company entered into a Term Lease Master Agreement (TLMA) for approximately $260,000 in computer hardware and the use of certain software and services. Pursuant to the TLMA, IBM Credit and the Company entered into a Supplement dated on or about April 24, 2002. The TMLA and the Supplement represented the official lease contract. The lease contract was for a term of 48 months at a monthly rate of $6,583. The Company recorded the lease contract as a capital lease and booked an asset and corresponding capital lease obligation and sales tax payable in the amount of $259,573. Under the protection of Chapter 11, the Company elected to reject the lease contract and returned the leased hardware to IBM on August 28, 2003. On August 28, 2003, the Bankruptcy Court approved an order granting "IBM Credit LLC's Motion to Compel Assumption or Rejection of executory Contract". As of August 28, 2003, the net book value of the equipment recorded as an asset under the capital lease obligation totaled $14,413. As of August 28, 2003, the capital lease liability totaled $183,078. Accordingly the company recognized a gain on debt settlement (other income) totaling $168,667.

Interest expense for the quarter ended September 30, 2003 was $5,090 compared to $172,211 in 2002. Lower interest expense in 2003 resulted primarily from changes in the interest expense accrual resulting from the bankruptcy filing. Principal and interest payments may not be made on pre-petition unsecured debt without Bankruptcy Court approval or until a plan of reorganization defining the repayment terms has been confirmed. The total interest on the pre-petition unsecured debt that was not charged to earnings for the period from July 1, 2003 to September 30, 2003 was $61,064. Such interest is not being accrued as the Bankruptcy Code generally disallows the payment of interest that accrues post-petition with respect to pre-petition unsecured claims. In addition, interest charges were incurred in 2002 for the amortization of debt discount and deferred financing charges in relation to the private placement financings that occurred in the second and third quarters of 2002.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Revenues for the nine months ended September 30, 2003 were $182,040 compared to $256,524 for the same period in 2002. Fewer customers were billed in 2003 as a result of a review of accounts receivable that was completed early in 2002, where a significant number of customers with aged receivable balances were assigned former client status and were no longer billable in 2003. In addition, as the Company maximized available resources in 2001 and 2002, fewer sales and marketing programs existed. Also resulting in lower revenue was a change in the Company's billing model in mid-year 2002 were physicians were no longer charged $35/month to use the eClickMD, Inc. software exclusively for document signing. The bankruptcy of a premier customer, Interlink Home Health, in 2002 also resulted in lower revenue in 2003. Interlink Home Health was the exclusive customer of the Net.Care (Oasis) product and is no longer using the service.

Operating expenses were $1,113,015 for the nine months ended September 30, 2003 compared to $2,003,715 for the nine months ended September 30, 2002. This 44% decrease in operating expenses was primarily attributable to bad debt expense incurred in 2002 resulting from the write-off of notes receivable for the purchase of equity totaling $275,794 and non-cash expenses incurred in 2002 for the issuance of common stock for financial consulting services. In addition, an overall reduction in the number of employees in 2003 coupled with lower salaries for the current employees (gross salaries were reduced approximately 35% on March 16, 2003 in an effort to conserve cash resources going into the period of reorganization) contributed to lower expenses.

Other Income was $634,985 for the nine months ended September 30, 2003. During the second quarter of 2003, and in conjunction with preparing and filing the required pre-petition debt data required to be filed with the Bankruptcy Court upon filing the voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code on May 13, 2003, the Company determined that the amounts previously recorded on certain accounts payable trade items needed to be revised based on new estimates of amounts owed. Accordingly, the Company lowered accounts payable and credited other non-operating income (other income) in the amount of $68,645, resulting in a corresponding increase in net income for the three-month and six-month periods ended June 30, 2003. In addition, during the second quarter of 2003, Marion Robert Rice, currently a director of eClickMD, Inc. made payment in full on notes outstanding and in default between eClickMD, Inc. and Commerical National Bank ($360,000 Line of Credit plus $21,797 in accrued interest) and Brady National Bank ($15,000 Loan plus $876 in accrued interest). Mr. Rice personally guaranteed both of these notes in prior periods when the loans were originated. Accordingly, the Company eliminated the debt and accrued interest and credited other non-operating income (other income), recognizing a gain on debt settlement of $397,673. While under the protection of Chapter 11, the Company has the right to review all executory contracts in place on the date of "the Filing" (May 13, 2003) and either accept or reject these contracts in the proposed Plan of Reorganization. On or about October 10, 2001, IBM Credit and the Company entered into a Term Lease Master Agreement (TLMA) for approximately $260,000 in computer hardware and the use of certain software and services. Pursuant to the TLMA, IBM Credit and the Company entered into a Supplement dated on or about April 24, 2002. The TMLA and the Supplement represented the official lease contract. The lease contract was for a term of 48 months at a monthly rate of $6,583. The Company recorded the lease contract as a capital lease and booked an asset and corresponding capital lease obligation and sales tax payable in the amount of $259,573. Under the protection of Chapter 11, the Company elected to reject the lease contract and returned the leased hardware to IBM on August 28, 2003. On August 28, 2003, the Bankruptcy Court approved an order granting "IBM Credit LLC's Motion to Compel Assumption or Rejection of executory Contract". As of August 28, 2003, the net book value of the equipment recorded as an asset under the capital lease obligation totaled $14,413. As of August 28, 2003, the capital lease liability totaled $183,078. Accordingly the company recognized a gain on debt settlement (other income) totaling $168,667.

Interest expense for the nine months ended September 30, 2003 was $128,987 compared to $295,460 in 2002. Lower interest expense in 2003 resulted primarily from changes in the interest expense accrual resulting from the bankruptcy filing. Principal and interest payments may not be made on pre-petition unsecured debt without Bankruptcy Court approval or until a plan of reorganization defining the repayment terms has been confirmed. The total interest on the pre-petition unsecured debt that was not charged to earnings for the period from May 14, 2003 to September 30, 2003 was $93,238. Such interest is not being accrued as the Bankruptcy Code generally disallows the payment of interest that accrues post-petition with respect to pre-petition unsecured claims. These lower expenses were largely offset by higher interest expense in the first quarter of 2003 resulting from a higher debt load in year 2003 coupled with interest charges incurred for the quarterly amortization of deferred financing charges and debt discount in relation to the private placement financings that occurred in the second and third quarters of 2002.

Liquidity and Capital Resources

Net cash used by operating activities for the nine-month period ended September 30, 2003 and 2002 totaled $677,663 and $1,110,813, respectively. Decreased net uses of cash in 2003 resulted from lower operating expenses due to fewer employees on payroll and lower financial consulting expenses.

Net cash provided by financing activities was $604,789 for the nine months ended September 30, 2003 and $877,365 for the nine months ended September 30, 2002 and consisted primarily of borrowings on notes payable during 2003. During 2002, net cash provided by financing activities consisted primarily of borrowings on notes payable and convertible notes and debentures.

Pre-Petition Debt
-----------------

At September 30, 2003, the Company had outstanding convertible notes totaling $100,000 which were issued in 1999 with a conversion rate of $2.00 per share, $585,000 of convertible notes issued in 2000 with a conversion rate equal to the principal plus accrued interest at the conversion date divided by the price per share of equity instruments sold in the next financing transaction, $608,695 of convertible notes issued in 2001 with a conversion rate equal to the lower of $1.00 per share of common stock or 80 percent of the fair market value of the common stock, $128,075 of convertible notes issued in 2001 with a conversion rate equal to the lesser of a 12.5% discount to the market price or $1.50 per share, and $607,059 of convertible notes issued in 2002 with a conversion rate equal to the lower of $1.25 per share of common stock or 150% of the fair market value of the common stock.

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

On April 9, 2003, Marion Robert Rice, a former director of eClickMD, Inc., made payment in full on a line of credit outstanding and in default between eClickMD, Inc. and Commercial National Bank ($360,000 Line of Credit plus $21,797 in accrued interest). On May 14, 2003, Mr. Rice made payment in full on a note outstanding and in default between eClickMD, Inc. and Brady National Bank ($15,000 Note plus $876 in accrued interest). Mr. Rice personally guaranteed both of these notes in prior periods when the notes were originated. Accordingly, the Company recognized a gain on debt settlement of $397,673.

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

Under Chapter 11 proceedings, actions by creditors to collect claims in existence at the Filing date ("pre-petition") are stayed ("deferred"), absent specific Bankruptcy Court authorization to pay such claims (these claims are reflected in the accompanying balance sheet at June 30, 2003 and December 31, 2002 as "Liabilities Subject to Compromise"), while the Company continues to manage the business as a debtor-in-possession. The rights of and ultimate payments by the Company to pre-petition creditors and to equity investors may be substantially altered. The Filing could result in claims being liquidated in the Chapter 11 proceedings at less (possibly substantially less) than 100% of their face value and the equity interests of the Company's stockholder's being diluted or canceled. The Company's pre-petition creditors and stockholders will each have votes in the Plan of Reorganization. Management submitted a Plan of Reorganization to the Bankruptcy Court on August 6, 2003. On November 24, 2003, the Company appeared in the United States Bankruptcy Court, Western District of Texas, Austin Division, before the Honorable Frank R. Monroe, for a hearing on confirmation of the Plan of Reorganization. Accordingly, the judge signed an order stating that the Plan of Reorganization was confirmed. The confirmed Plan of Reorganization will become binding and non-appealable on December 4, 2003.

Post-Petition Debt
------------------

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

On August 29, the Bankruptcy Court approved a second order granting eClickMD, Inc.'s (the debtor's) second motion to incur debt with priority over certain administrative expenses, pursuant to 11 U.S.C. 364 C 1, with Gryphon Opportunities Fund I, LLC. It was ordered that the debtor be and is authorized to incur an increased amount of debt, up to $425,457 from May 20, 2003 through September 30, 2003, by executing the Financing Agreement.

In accordance with the Bankruptcy Court's approved orders for Post-Petition Financing, on July 1, 2003, August 1, 2003 and September 5, 2003 the Company issued Senior Secured Promissory Notes to Gryphon Opportunities Fund I, LLC in the amounts of $70,494, $89,084 and $67,152, respectively, with interest at 5% per annum, payable on demand.

On October 6, 2003, the Bankruptcy Court approved a third order granting eClickMD, Inc.'s (the debtor's) third motion to incur debt with priority over certain administrative expenses, pursuant to 11 U.S.C. 364 C 1, with Gryphon Opportunities Fund I, LLC. It was ordered that the debtor be and is authorized to incur debt up to $319,923 from October 1, 2003 through December 31, 2003, by executing the Financing Agreement.

Post-petition borrowings approved by the court for the period of May 20, 2003 through December 31, 2003 total $745,380.

As of the date of this filing, borrowings under this post-petition financing agreement total $544,490.

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

BANKRUPTCY ACCOUNTING

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

Pursuant to SOP 90-7, eClickMD's pre-petition liabilities that are subject to compromise are required to be reported separately on the balance sheet at an estimate of the amount that will ultimately be allowed by the Bankruptcy Court. As of September 30, 2003, such pre-petition liabilities include fixed obligations (such as debt and contractual commitments). The recorded amounts of such liabilities generally reflect accounting measurements as of the Filing Date, adjusted as warranted for changes in facts and circumstances and/or rulings under eClickMD's Chapter 11 proceedings subsequent to the Filing. (See
Note 8 to the Consolidated Financial Statements for detail of the liabilities subject to compromise as of September 30, 2003, and December 31, 2002). SOP 90-7 also requires separate reporting of certain expenses, realized gains and losses, and provisions for losses related to the Filing as reorganization items

Revenue Recognition

The Company recognizes revenue from software sales at the time of delivery, or in accordance with terms of licensing contracts. Maintenance and service revenues are recognized ratably over the contractual period or as the services are provided.

Stock - Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board (APB) Opinion No. 25, (Accounting for Stock Issued to Employees), and complies with the disclosure provisions of SFAS No. 123, (Accounting for Stock-Based Compensation) as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment to FASB Statement No. 123." Under APB Opinion No. 25, compensation expense for employees is based on the excess, if any, on the date of grant, between the fair value of the Company's stock over the exercise price.

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

Cause No. 3:OLV343LN:United States District Court, Southern District of Mississippi. David Buck vs eClickMD. Inc. The lawsuit, filed on May 8, 2001 alleges breaches of severance in an employment agreement. David Buck is seeking damages of up to $197,200. The company has reached a settlement with David Buck as of November 11, 2002 in the amount of $40,000 with $10,000 paid immediately upon completion of the settlement documents and the remaining $30,000 payable over an 18 month period in equal monthly installments. At September 30, 2003 the Company had recorded a liability of $26,667. As of the date of this filing, the Company is in default of the payment plan. A final judgment against eClickMD, Inc. was entered in the amount of $26,666 on May 2, 2003.

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

Cause No. 263219; GTECH Corporation v. eClickMD, Inc. f/k/a Link.com; County Court at Law No. 1, Travis County, Texas. Lawsuit filed for collection of past due rent obligation plus attorney's fees. On September 11, 2002 the Company issued a Promissory Note to GTECH Corporation in the amount of $64,618 with interest at 6% in accordance with a legal settlement agreement reached in the matter of GTECH Corporation versus eClickMD, Inc. f/k/a/ Link.com, Inc. Upon execution of the note, payments for the balance of the note are being made monthly at $2,500 per month until the balance and applicable interest is paid in full. The first payment was made on September 15, 2002. The Promissory Note also stipulated that upon receipt of any funding in the amount of $1,000,000 to eClickMD, Inc. the monthly payment would increase to $5,000 per month until the balance and applicable interest is paid in full. The increased amount would be due on the 15th of the month following receipt of the funding. At September 30, 2003 the Company had a liability recorded in the amount of $51,061 for the balance of payments plus accrued interest due on the note. As of the date of this filing, the Company is in default on the payment plan.

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

On or about March 31, 2003, the Company received information regarding Docket Number DC-000669-03 in the Superior Court of New Jersey Law Division: Hudson County Special Civil Part for PR Newswire Association, Inc. vs. eClickMD, Inc. Lawsuit filed for collection of past due account payable of $4,655 together with lawful interest, costs of suit and such other and further relief as the Court deems just and proper. At September 30, 2003 the Company has an account payable of $4,655 recorded on its books. As of the date of this filing, the Company has not responded to this matter.

On or about February 18, 2003, the Company received information regarding Cause Number 37839 in the Justice Court Precinct No. 1, Place No. 2, in Taylor County, Texas for McGriff, Seibels, & Williams of Texas, Inc. vs. eClickMD, Inc. Lawsuit filed for collection of past due accounts payable for $1,533 plus attorney fees and court costs. At September 30, 2003 the Company does not have an account payable specifically recorded. As of the date of this filing, the Company has not responded to this matter.

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

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

     a) EXHIBITS

      4.1 Post Petition Senior Secured Promissory Note dated July 1, 2003 by and between eClickMD, Inc. and Gryphon Opportunities Fund I, LLC in the amount of $70,494
      4.2 Security Agreement dated July 1, 2003 by and between eClickMD, Inc. and Gryphon Opportunities Fund I, LLC
      4.3 Post Petition Senior Secured Promissory Note dated August 1, 2003 by and between eClickMD, Inc. and Gryphon Opportunities Fund I, LLC in the amount of $89,084
      4.4 Security Agreement dated August 1, 2003 by and between eClickMD, Inc. and Gryphon Opportunities Fund I, LLC
      4.5 Post Petition Senior Secured Promissory Note dated September 5, 2003 by and between eClickMD, Inc. and Gryphon Opportunities Fund I, LLC in the amount of $67,152
      4.6 Security Agreement dated September 5, 2003 by and between eClickMD, Inc. and Gryphon Opportunities Fund I, LLC
      31.1 Certification by Neil S. Burley, Chief Financial Officer, pursuant to 18 USC Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
      32.1 Certification by Neil S. Burley, Chief Financial Officer, pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     b) REPORTS ON FORM 8-K

        None.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        eClickMD, Inc.



Date:  November 25, 2003                By: /s/ NEIL BURLEY
                                            ------------------------------------
                                            Neil Burley,
                                            Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)