Form 10KSB
period 2003-12-31
SECURECARE TECHNOLOGIES INC
filed 2004-04-27
CIK 18530

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                   For the Fiscal Year Ended December 31, 2003


                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission file number 0-29804


                          SecureCARE Technologies, Inc.
                            (Formerly eClickMD, Inc.)
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Report on Form 10-KSB or any amendment to this Report on Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year ended December 31, 2003 were $227,204.

The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the Registrant as of March 31, 2003 (based upon the closing price) was zero. Currently, there is no trading market due to the recent Bankruptcy proceedings.

Issuers involved in Bankruptcy Proceedings During the Past Five Years. Check whether the issuer has filed all documents and reports required to be filed by
Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes [X]  No [ ]

The number of shares of the issuer's Common Stock, par value $.001 per share, outstanding as of December 31, 2003 was 15,000,000 of which 375,000 shares were held by non-affiliates.

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

RECENT CHAPTER 11 REORGANIZATION

On May 13, 2003 (the "Commencement Date") the Company filed a voluntary petition under Chapter 11 of Title 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Western District of Texas (the "Bankruptcy Court"), Case No. 03-12387. During the course of its Chapter 11 proceeding, the Company operated its business and managed its assets as a debtor-in-possession pursuant to sections 1107(a) and 1108 of the Bankruptcy Code.

On August 6, 2003, the Company filed a proposed Disclosure Statement and Joint Plan of Reorganization, dated August 5, 2003, (the "Plan") with the Bankruptcy Court. On October 23, 2003, after notice and a hearing, the Bankruptcy Court signed the Disclosure Statement Order, approving the Company's Disclosure Statement. On October 24, 2003, the Debtors commenced the solicitation of holders of claims entitled to vote to accept or reject the Plan. On December 2, 2003, after notice and a hearing, the Bankruptcy Court entered its Findings of Fact, Conclusions of Law and Order confirming the Debtor's Joint Plan of Reorganization dated as of August 5, 2003 (the "Confirmation Order"). The Plan became final and non-appealable on December 13, 2003. The Effective Date of the Plan is December 15, 2003.

The Company's reorganization under the Bankruptcy Code may adversely effect its ability to attract and maintain customers, which would have a material adverse effect on the Company's operations.

DEPENDENCE ON MANAGEMENT. The Company's success depends to a large degree upon the skills of its senior management team and current key employees and upon its ability to identify, hire, and retain additional sales, marketing, technical and financial personnel. The Company may be unable to retain its existing key personnel or attract and retain additional key personnel. The Company depends particularly upon the following key executives: Robert Woodrow, President; Dr. Richard Corlin, Chairman of the Board; Neil Burley, Chief Financial Officer; Dennis Nasto, Vice-President of Sales and Marketing; Eugene Fry, Vice-President of Products and Technology; and N.K. "Skip" Best, Vice-President of Business Development. The Company does not have any employment contracts with these officers and key employees. The Company does not maintain key person life insurance for any of its officers or key employees. The Company also does not require its executives or its employees to enter non-competition agreements with the Company. However, the Company does seek to protect its confidential information through confidentiality agreements and patents. The loss of any of its key officers and employees or the failure to attract, integrate, motivate, and retain additional key employees could have a material adverse effect on the Company's business.

RISKS RELATED TO OUR HEALTHCARE ELECTRONIC SERVICES

WE ARE ENGAGED IN A BUSINESS THAT PROVIDES HEALTHCARE ELECTRONIC COMMERCE SERVICES AND THAT ONLY RECENTLY BEGAN TO GENERATE REVENUES AND HAS INCURRED NET LOSSES SINCE INCEPTION. We began our current operations in the fall of 1999 upon the closing of our reorganization with Link.com, Inc., a privately-held Nevada corporation. We were originally incorporated under the name Center Star Gold Mines, Inc. for the prior purpose of exploring commercial gold deposits, and we owned various unpatented mining claims near Grangeville, Idaho. We abandoned our last mining claim in 1995. Upon our reorganization with Link.com, Inc. (the Reorganization) we changed our business to the healthcare e-commerce industry, specifically connecting physicians, home health agencies and nursing homes via electronic medical record (EMR) products and services. In August 2000 we changed our name to eClickMD, Inc. (the Company or eClickMD). In February, 2004 we changed our name to SecureCARE Technologies, Inc. (the Company, SCTI or SecureCare).While we have developed or purchased and continue to develop several EMR products, we have not yet delivered some of our healthcare e-commerce services. We did not generate our first EMR revenues until the quarter ended September 30, 1999. As of December 31, 2003, we had an accumulated deficit of $9,602,041. We expect to continue to incur significant development, deployment and sales and marketing expenses in connection with our business and to continue to incur operating losses for at least the next fiscal year. We may never achieve or sustain profitability. The provision of services using Internet technology in the healthcare e-commerce industry is a developing business that is inherently riskier than businesses in industries where companies have established operating histories.

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

OUR BUSINESS PROSPECTS WILL SUFFER IF WE ARE NOT ABLE TO QUICKLY AND SUCCESSFULLY DEPLOY OUR EMR SYSTEMS AND PRODUCTS. We believe that our business prospects will suffer if we do not deploy our services quickly. We began allowing access to our Web-based EMR system in November of 2000 and intend to expand deployment of access to our Web-based EMR services during the year 2004, although there can be no assurance that we will be able to continue to do so during this time, or at all. In order to deploy our services, we must integrate our architecture with physicians', payers' and suppliers' systems. We will need to expend substantial resources to integrate our EMR systems with the existing computer systems of large healthcare organizations, home health care organizations and physicians. We have limited or no experience in doing so, and may experience delays in the integration process. These delays would, in turn, delay our ability to generate revenue from our services and may have a material adverse effect on our business, financial condition and operating results. Once we have deployed our EMR system, we may need to expand and adapt it to accommodate additional users, increased transaction volumes and changing customer requirements. This expansion and adaptation could be costly. We may be unable to expand or adapt our network infrastructure to meet additional demand or our customers' changing needs on a timely basis and at a commercially reasonable cost, or at all. Any failure to deploy, expand or adapt our system quickly could have a material adverse effect on the Company's business, financial condition and operating results.

WE DO NOT CURRENTLY HAVE A SUBSTANTIAL CUSTOMER BASE AND OUR REVENUES WILL INITIALLY COME FROM A FEW PAYERS IN ONE GEOGRAPHIC MARKET. We currently do not have a substantial customer base. In addition, we expect that initially we will generate a significant portion of our revenue from providing our products and services in Texas, Louisiana, North Carolina, Pennsylvania, Florida, Minnesota, Wisconsin, Michigan and Oklahoma. If we do not generate as much revenue in this market or from these payers as expected, our revenue will be significantly reduced, which would have a material adverse effect on our business, financial condition and operating results.

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

OUR BUSINESS WILL SUFFER IF THE INTEGRITY AND SECURITY OF OUR SYSTEMS ARE INADEQUATE. If we are successful in delivering our Web-based healthcare e-commerce services, our business could be harmed if we or our present or future customers were to experience any system delays failures or loss of data. Although we intend to have safeguards for emergencies, the occurrence of a catastrophic event or other system failure at our facilities could interrupt our operations or result in the loss of stored data. In addition, we will depend on the efficient operation of Internet connections from customers to our systems. These connections, in turn, depend on the efficient operation of Web browsers, Internet service providers and Internet backbone service providers. In the past, Internet users have occasionally experienced difficulties with Internet and online services due to system failures. Any disruption in Internet access provided by third parties could have a material adverse effect on our business, financial condition and operating results. Furthermore, we will be dependent on hardware suppliers for prompt delivery, installation and services of equipment used to deliver our services.

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

RAPIDLY CHANGING TECHNOLOGY MAY ADVERSELY AFFECT OUR BUSINESS. All businesses which rely on technology, including the healthcare workflow solutions business that we are developing, are subject to, among other risks and uncertainties:

o    rapid technological change;
o    changing customer needs;
o    frequent new product introductions; and
o    evolving industry standards.

Internet technologies are evolving rapidly, and the technology used by any Internet-based business is subject to rapid change and obsolescence. These market characteristics are exacerbated by the emerging nature of the market and the fact that many companies are expected to introduce new Internet products and services in the near future. In addition, use of the Internet may decrease if alternative protocols are developed or if problems associated with increased Internet use are not resolved. As the communications, computer and software industries continue to experience rapid technological change, we must be able to quickly and successfully modify our services so that we adapt to such changes. There can be no assurance that we will not experience difficulties that could delay or prevent the successful development and introduction of our healthcare work-flow solutions services or that we will be able to respond to technological changes in a timely and cost-effective manner. Moreover, technologically superior products and services could be developed by competitors. These factors could have a material adverse effect upon our business, financial condition and operating results.

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

THE DESIRABILITY OF OUR SERVICES IS CONTINGENT ON OUR ABILITY TO CONTINUE TO COMPLY WITH PRESENT AND FUTURE GOVERNMENT REGULATIONS. Our services may be subject to extensive and frequently changing regulation at federal, state and local levels. The Internet and its associated technologies are also subject to government regulation. Many existing laws and regulations, when enacted, did not anticipate the methods of healthcare solutions we are developing. We believe, however, that these laws and regulations may nonetheless be applied to our healthcare solutions business. It may take years to determine the extent to which existing laws and regulations governing general issues of property ownership, sales and other taxes, libel, negligence and personal privacy are applicable to the Internet. Laws and regulations may also be adopted in the future that address Internet-related issues, including security, privacy and encryption, pricing, content, copyrights and other intellectual property; contracting and selling over the Internet; and distribution of products and services over the Internet. Accordingly, our healthcare solutions business may be affected by current regulations as well as future regulations specifically targeted to this new segment of the healthcare industry. While our products are designed to aid our customers' compliance with certain government regulations, changes in these regulations or their repeal could reduce the need for our products.

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

These risks and uncertainties are particularly significant for companies such as ours that are in the evolving market for Internet-based products and services. In addition, other factors that may affect our quarterly results are set forth elsewhere in these risk factors. As a result of these and other factors, our revenues and expenses may not be predictable.

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

ITEM 1. BUSINESS

                                     General

SecureCare Technologies, Inc. formerly eClickMD, Inc., formerly known as Link.com, Inc. and Center Star Gold Mines,Inc. (the Company or eClickMD) was incorporated in Idaho in 1961, for the primary purpose of exploring for commercial gold deposits and operated under the name of Center Star Gold Mines, Inc. (CSGM). The Company had owned various unpatented mining claims near Grangeville, Idaho, from 1962 until the last mining claim was abandoned in 1995. The claims were abandoned because the Company did not have adequate working capital in order to pay the annual maintenance fee of $100 per mining claim to the U.S. Bureau of Land Management. From 1995 until the reorganization with Link.com, Inc. the Company was inactive. During 1998 the Company changed its domicile to the State of Nevada and is now a Nevada Corporation, and effected a one-for-four reverse split of the outstanding shares of common stock effective on August 12, 1998.

                             The Company's Business

Link.com, Inc., a privately held Nevada corporation (Link.com), was founded to develop Internet software products for use by physicians and other health care providers. This company was originally incorporated in Nevada on May 12, 1999. On August 31, 1999, this company purchased the assets and liabilities of two entities: National Health Care Information Systems, LLC, a Texas limited liability company (National Health Care) organized on November 4, 1998, and Venture Information Systems, LLC, a Texas limited liability company (Venture Information), organized on August 7, 1996. National Health Care was organized to develop a product known as scanware, which was designed to scan specific documents for clinical tracking of patient care and the financial reporting resulting from a patient's care. There have been limited sales of this product. Venture Information was created to develop and implement the Company's first software known as DocLink.

                      The September 20, 1999 Reorganization

On September 20, 1999, CSGM entered into an Agreement and Plan of Reorganization (the Reorganization Agreement) with Link.com, Inc. Pursuant to the Reorganization Agreement, the shareholders of privately-held Link.com agreed to exchange 100% of the issued and outstanding shares of common stock or 25,000 shares, in exchange for 10,388,898 shares of CSGM's common stock with a par value of $0.001 (the Common Stock). For accounting purposes, the acquisition of Link.com by CSGM is treated as a recapitalization of Link.com with Link.com as the acquiror (a reverse acquisition). Accordingly, the historical financial statements are those of Link.com and its predecessors, Venture Information and National Health Care. Subsequent to the merger, the Board of Directors of CSGM approved a reverse split of the outstanding shares at the rate of one share for every 4.5 shares outstanding. The Board of Directors also approved a change of CSGM's name to Link.com, Inc. in September, 1999. Pursuant to a Written Consent in Lieu of a Special Meeting of Shareholders dated May 26, 2000, the following actions were taken: the Company's name was changed to eClickMD, Inc., and the Company's authorized capital stock was increased to 65,000,000 shares including a series of blank check preferred stock consisting of 15,000,000 shares.

                            Chapter 11 Reorganization

On May 13, 2003 (the "Commencement Date") the Company filed a voluntary petition under Chapter 11 of Title 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Western District of Texas (the "Bankruptcy Court"), Case No. 03-12387. During the course of its Chapter 11 proceeding, the Company operated its business and managed its assets as a debtor-in-possession pursuant to sections 1107(a) and 1108 of the Bankruptcy Code.

On August 6, 2003, the Company filed a proposed Disclosure Statement and Joint Plan of Reorganization, dated August 5, 2003, (the "Plan") with the Bankruptcy Court. On October 23, 2003, after notice and a hearing, the Bankruptcy Court signed the Disclosure Statement Order, approving the Company's Disclosure Statement. On October 24, 2003, the Debtors commenced the solicitation of holders of claims entitled to vote to accept or reject the Plan. On December 2, 2003, after notice and a hearing, the Bankruptcy Court entered its Findings of Fact, Conclusions of Law and Order confirming the Debtor's Joint Plan of Reorganization dated as of August 5, 2003 (the "Confirmation Order"). The Plan became final and non-appealable on December 13, 2003. The Effective Date of the Plan is December 15, 2003.

A copy of the Plan (as amended by the Bankruptcy Court's Confirmation Order) is incorporated by reference. Capitalized terms used but not defined herein shall have the meaning assigned to them in the Plan.

The Bankruptcy Court's Confirmation Order is also incorporated herein by reference.

The following is a summary of the material features of the Plan and is qualified in its entirety by reference to the Plan itself.

Among other things, the Plan generally provided that all existing equity interests and rights in the Debtor would be cancelled. The Debtor's sole Secured Creditor received Ninety Seven and One-Half Percent (97.50%) of the New Common Shares of the reorganized Debtor. Unsecured Creditors received Two and One-Half Percent (2.50%) of the New Common Shares of the reorganized Debtor, a cash dividend equal to Two and One-Half Percent (2.50%) of the amount of their Allowed Claim, and an assignment of the Debtor's rights under a pre-petition judgment in the amount of approximately $1 million, entered in favor of the Debtor. Equity interest holders in the Debtor each will receive 150 shares of New Common Stock (after adjusting for the 1.5 for 1 forward stock split), regardless of the size of their pre-petition equity interests. Post-Petition secured loans to the Debtor shall continue for one (1) year following the Confirmation Date in accordance with the terms of the Court's Order Authorizing Post-Petition Financing, and pursuant to the forms of Post-Petition Senior Secured Promissory Notes attached as exhibits to the Disclosure Statement.

                                Subsequent Events

On January 19, 2004, the Board of Director's of eClickMD, Inc. approved a 1.5 for 1 forward Common Stock Split (the "Stock Split"). On January 19, 2004, the shareholder holding shares representing more than a majority of the shares of Common Stock entitled to vote consented in writing to the Stock Split. The Stock Split increased the number of shares of Common Stock issued and outstanding, as approved in The Plan, from 10,000,000 to 15,000,000.

On January 19, 2004 the Board of Director's of eClickMD, Inc. determined to change the name of the Company to SecureCare Technologies, Inc (SCTI). The purpose of the name change was to more accurately reflect the Company's present business and its activities as well as to facilitate the future development of its business. Approval of the name change required the affirmative consent of at least a majority of the outstanding shares of the Common Stock of the Company. The shareholder entitled to vote more than a majority of all the shares of Common Stock entitled to vote consented to the name change on January 19, 2004.

On January 20, 2004, the Board of Directors approved the issuances of 2,350,000 shares of Common Stock of the Company to Directors, Officers and Employees of the Company and 2,000,000 shares of Common Stock as consulting shares pursuant to an agreement by and between the Company and Gryphon Financial Securities Corporation. For more detailed information see Item 11. Security Ownership of Certain Beneficial Owners and Management.

Regarding both the Stock Split and the Company name change, the Company filed a Preliminary Information Statement with the Securities and Exchange Commission on January 24, 2004 and a Definitive Information Statement on February 3, 2004.

The Company filed an Amendment to its Corporate Charter with the State of Nevada on February 24, 2003 affecting the Stock Split and the name change of the Company to SecureCare Technologies, Inc. A copy of the Certificate of Amendment to the Articles of Incorporation is attached as Exhibit 3.7 and incorporated herein by reference.

                               Industry Background

Healthcare is still a highly fragmented, local industry. Nearly half of the nation's 600,000 physicians work in practices with only one or two doctors and most of the country's 5,000 hospitals operate independently, according to the American Medical Association (Gravitz, 2000). However, annual spending for healthcare was more than $1 trillion in 1996 and was expected to grow at an unprecedented pace. According to the Centers for Medicare & Medicaid Services
(CMS), formerly Health Care Financing Administration (HCFA), health care spending is expected to reach $2.1 trillion by 2007. It is expected that spending on healthcare will represent 17 percent of the GDP in 2007 (Whitten, Steinfield & Hellmich, 2001).

Healthcare is one of the most paper-intensive industries. In fact, some industry analysts say that inefficiencies account for as much as 25% of this $1.3 trillion industry (Cunningham, 2000). With no single entity that could enforce technology guidelines, the government stepped in to mandate technology security and patient confidentiality in 1996. Enforcement of the Health Insurance Portability and Accountability Act ("HIPAA") is forcing latent technology adopters to move quickly, or risk stiff penalties for non-compliance. While a few healthcare organizations are well on their way to implementing HIPAA-ready technology, the vast majority underestimated the amount of time they will need to comply (Lanser, 2001). This has caused a heightened sense of urgency within the healthcare industry to move quickly to adopt HIPAA-ready technology. HIPAA was enacted by Congress and signed into law in August, 1996. This act primarily addressed the protection of health insurance coverage when an individual changed or lost their job. In addition, HIPAA included the Administrative Simplification Act, which was intended to simplify and standardize the transmission of information between and among health plans, providers and payors. At the same time the Act addressed the privacy and security of an individual's health information.

The Act is implemented through regulations, some of which have been established and some of which are still being formulated by the accountable federal agencies. The earliest mandated implementation of any of the regulations was

October, 2002 for the transmission of certain information between health plans, providers and payors. The U.S. Department of Health and Human Services predicts that unifying the healthcare market with a standardized technology solution would save the industry over $29.9 billion during the next 10 years. However, there hasn't been a universal technology solution that could enable one healthcare professional to easily share information with another until SCTI.

                               Market Opportunity

The Market Size

Our initial market opportunity is significant and consists of:

o Approximately 46,000 provider locations of home healthcare agencies (HHA) durable medical equipment providers (DME)and Hospices
o Approximately 200,000 physicians that refer patients to HHA, Hospice, and DME providers
o More than 8.5 million Medicare patients that use home healthcare service each month
o    Over $3 billion dollars in annual revenue potential for SCTI applications.

The Business Problem

For home health providers, processing patient care documents means spending hours completing forms, fixing errors, resubmitting corrected forms, and mailing, faxing, or hand delivering them to physicians for required signature. Getting physicians' signatures means waiting weeks, or even months. And home health providers cannot bill Medicare for their services until the original signature is received back from the physician. This has a significant negative effect on a provider's cash flow.

For physicians the problem is compounded because their office is overburdened more than ever by the hassles of manually processing patient care documents they receive from Home Healthcare Agencies, Hospice, and Durable Medical Equipment suppliers. Constant errors. Endless corrections. Increased risks. Missed revenue. These headaches and others waste the physician's time and increase their overhead. What's more, most physicians miss billing for key Medicare codes associated with the paperwork from HHA's and Hospices resulting in the loss of significant revenue. For example, an average family practice physician with 20 Medicare patients per month that they certify for home healthcare leaves approximately $18,000 a year in revenue on the table because of the ineffective paper process and the inability to bill Key Medicare Codes.

Our Solution

SecureCARE Technologies currently delivers two HIPAA Ready, Internet-based document exchange applications -- SecureCARE(TM) for Home Healthcare Agencies, Hospice, and Durable Medical Equipment providers and SecureMD(TM) for physicians and clinics. These applications allow for exchange of every type of patient care document with push-button speed and ease-of-use. Using the applications, healthcare providers enjoy a complete end-to-end online system that allows them to electronically send, sign, receive, track, manage, and file all documents -- thereby, positively impacting their workflow productivity, risk prevention and profitability. There is no other electronic document application available today that delivers the same level of workflow functionality and operational benefits. More importantly, the SecureMD application tracks billable activities for the physician that are usually overlooked and can add significant revenue for the physician practice. The software's ability to track and manage these activities is a key driver for physician adoption of our software.

Bonus Benefit For Home Healthcare Providers

Unlike any other electronic document management system available today, SecureCARE gives home health providers a new way to build physician relationships. First, because physicians using SecureMD will find it easier to do business with health care providers that use SecureCARE. Secondly, because the system automatically tracks physicians' Care Plan Oversight (CPO) time for Home Health and Hospice, and Home Healthcare Certification and Recertification, physicians will enjoy a new opportunity to capture lost revenue. Home Healthcare providers gain the reward of adding value to their physician relationships thereby increasing their referrals.

Bonus Benefit For Physicians

Unlike any other electronic document management system available today, SecureMD gives physician practices a new way to boost their profitability, by giving them a unique way to track and bill Medicare for the time they spend on Care Plan Oversight (CPO) for Homecare (Billing Code GO181 - $125* per event) and Hospice (Billing Code GO182 - $130* per event). What's more, SecureMD tracks Certification (Billing Code GO180 -$75* per event) and Recertification (Billing Code GO179 - $57* per event) codes for homecare. Most physician practices do not bill for these codes due to their inability to effectively track and manage the paper flow from the homecare providers.

Here's one example of missed revenue opportunity: When a physician certifies 20 patients a month for homecare and submits these claims to Medicare it adds approximately $18,000 - $30,000* a year to their practice revenue for work they are already doing! Adding Recertifications and CPO billing increases their revenue further. Now physicians can automatically capture this valuable source of lost revenue with SecureMD without doing any more work.

* National averages from Medicare 2004

                        SCTI's Uniqueness in the Industry

SCTI believes that its applications are uniquely able to create economic motivators for healthcare professionals. Engagement of our technology is secure, simple and affordable. The Company's user-friendly technology requires no IT resources for implementation or maintenance. Healthcare providers can install the software and begin using the application in a matter of minutes. The software is a light-footprint, Window's interface that resides on the client's computer with all the processing and logic handled by SCTI's secure server environment. Healthcare professionals are provided a HIPAA-ready workflow tool, with access to archived documents, technical support, and real-time reports without the need or the expense of an IT staff. The technology's simplicity enables healthcare professionals to improve workflow efficiencies while generating an audit trail of activities that result in HIPAA compliance.

      HIPAA Compliance Challenges                     SCTI Solutions
------------------------------------------- ------------------------------------
Limited Budgets                             Affordable monthly subscription fees
------------------------------------------- ------------------------------------
Limited Internal IS Resources               24x7 technical site support
------------------------------------------- ------------------------------------
Multiple Legacy Systems                     Open-platform technology using XML
                                            and HL7 standards for easy
                                            integration
------------------------------------------- ------------------------------------
Limited Technical Knowledge                 No Installation Required / Light
                                            Footprint on Client Side
------------------------------------------- ------------------------------------
Limited Knowledge of HIPAA Requirements     System is based on HIPAA standards
                                            and requirements. If using the SCTI
                                            system, there is no additional
                                            knowledge regarding HIPAA guidelines
                                            required to maintain compliance
------------------------------------------- ------------------------------------
Limited Resources for Archiving             All workflow documents passing
                                            Patient Data into the SCTI database
                                            platform are archived for user
                                            access throughout the term of the
                                            contract
------------------------------------------- ------------------------------------


                             The e-Commerce Business

Home Healthcare executives founded SCTI in 1996 to address inefficiencies in workflow processes between agencies and physicians. The real bonanza and incredible opportunity for the Company occurred when the U.S. government released the Health Insurance Portability and Accountability Act (HIPAA), that mandated Internet-based electronic storage and transmission of patient data be standardized, secured, and subjected to rigorous privacy rules for providers reimbursing on Medicare. SCTI launched a comprehensive effort to enhance its e-signature and digital certificate technology to adhere to these standards. Today, the Company has nine technology patents pending encompassing over 150 specific claims for managing and transmitting sensitive patient data, a very significant accomplishment few others can claim. There are over 125 healthcare professionals moving in excess of 21,000 patient documents annually through the SCTI system today.

In November 2001 more great news for the company occurred when the government fortuitously released an extremely complex security standard for patient privacy mandating that healthcare providers maintain an audit trail of anyone viewing or handling patient records. Failure to adhere to these regulations will result in stiff legal and financial penalties for healthcare professionals. Mainstream health professionals, who have procrastinated in the retooling of their practices, are now scrambling to secure an affordable HIPAA-ready solution that offers quick implementation and "out-of-the-box" usability.

The modifications to accommodate these regulations for healthcare professionals are on a scale of the Y2K requirements business organizations had to deal with for the new millennium. SCTI is positioned perfectly to capitalize on this opportunity. The Company has the experience and the industry knowledge to efficiently and economically transition healthcare providers to comply with government regulations, and in the process become the undisputed industry leader in healthcare technology.

The Company has transitioned its peer-to-peer software solution to a highly scale-able platform for mid to large-sized enterprises. This new platform allows the Company to leverage its home healthcare and physician network by adding connections to medical equipment companies, pharmacies, nursing homes, hospices, hospitals, research communities, lab companies and insurance payors, all of whom must conform to HIPAA. This technology shift has been completed and pilot programs are currently underway with leading healthcare providers.

A significant and distinct advantage SCTI has over other technology companies is the ability to penetrate the coveted physician's desktop. Unlike other HIPAA-ready solutions that focus on the billing side of a practice, SCTI automates physician workflow at the point of patient-care management. This difference enables healthcare professionals to meet regulatory compliance without changing their normal workflow pattern. Typically, an intense paper or fax transaction sequence occurs between physicians and healthcare providers to manage the plan of care, report changes in condition, document verbal orders, report clinical oversight and process billing activities.

                                  Our Products

SecureCARE Technologies currently delivers two HIPAA Ready, Internet-based document exchange applications -- SecureCARE(TM) for Home Healthcare Agencies, Hospice, and Durable Medical Equipment providers and SecureMD(TM) for physicians and clinics. These applications have been engineered to allow for exchange of every type of patient care document with push-button speed and ease-of-use. Using the applications, healthcare providers are offered a complete end-to-end online system that allows them to electronically send, sign, receive, track, manage, and file all documents -- thereby, positively impacting their workflow productivity, risk prevention and profitability. There is no other electronic document application available today that delivers the same level of workflow functionality and operational benefits.

The Company takes advantage of an open-architecture, modular approach to developing software, which significantly reduces cost and development time for follow on applications and integrations with Original Equipment Manufacturers
(OEMs). To safeguard sensitive data, SecureCARE employs digital certificates and multi-level encryption technology.

In early November 2001, we began development of our third generation software. The SecureCARE platform includes dynamic forms presentation and new user features that are robust and user friendly. The SecureCARE document viewer and forms presentation engine has been designed to accommodate larger enterprises in today's healthcare sectors. This new, third generation technology, takes advantage of the Windows(R) look and feel that is most common in today's healthcare environment, and utilizes the Internet as the back-end communication pipeline to the SecureCARE web services platform located in the data center. The SecureCARE database serves up robust dynamic forms through a small Windows client interface that is updated every time the user begins utilizing the application. User authentication and login is verified by standard PKI (Public
Key) with digital certificates. If the users name and password do not match the digital certificates criteria then the users access is disallowed. The digital certificate is stored in a certificate vault and is only used during the current user session. SecureCARE has filed for patent protection on the certificate vault concept. This concept is truly innovative and allows for ease of use and portability for the user. The certificate vault can accommodate other digital certificates that are issued by other certificate authorities, (Verisign(TM), Digital Trust(TM), Baltimore Security(TM), and many others). The vault concept allows SecureCARE to manage the certificates for the user. The third generation software is based on data manipulation and presentation to the dynamic forms. This concept will allow SCTI to interface with already available data from other healthcare software applications. The Company will be able to interface with these large software vendors that have market penetration already established and allows these vendors to become HIPAA ready at the same time. If the direct interface solution is not feasible or physically cannot be implemented, the Company has developed a solution to accommodate this problem. This solution includes a printer driver that can be selected in all Windows applications that converts any document into a XML image that the SecureCARE platform can interpret and make presentable to the user in an image of the form. Signature/Date templates can be created on this form image and then sent on to the physicians and nurses for signatures. In July, 2003, the Company began transitioning its peer-to-peer software solution to a highly scale-able platform for mid to large-sized enterprises. This new platform allows the Company to leverage its home healthcare and physician network by adding connections to medical equipment companies, pharmacies, nursing homes, hospice, hospitals, research communities, lab companies and insurance payors.

In summary, the Company offers an ASP model which allows the Company to centralize technological operations into a single, high capacity point of contact to customers through an Internet connection. Customers can begin utilizing the software by a simple login onto the Company's web interface and downloading a digital certificate and minimal software. All of the database functions and product features are available and accessed via an Industry standard web browser in a secure fashion. All associated patient, physician, agency and other relevant data and documentation is stored on and accessed from the Company's secured databases.

The Company has contracted with Inflow.net to house and maintain the Company's server-farm which hosts our ASP application. Inflow.net's MAX architecture begins with Inflow's direct connectivity to multiple Tier 1 backbones. Inside, Inflow has built a fully redundant, self-healing network, which consistently routes our customer traffic over the highest performance backbone. Inflow engineers will constantly monitor and upgrade this architecture to stay ahead of the bandwidth growth. If a backbone goes down, a local fiber gets cut or a hardware component fails, our customers can still access the application through a sophisticated fail over system. Inflow will protect the network perimeter with a security product called Check Point FireWall-1TM, stateful inspection Internet firewall technology. Residing at the lowest software layer, FireWall-1TM inspects every packet that crosses our link to the Internet. A comprehensive inspection policy will significantly reduce the chances of unauthorized access to our data and applications. FireWall-1TM does not affect system performance and is transparent to authorized users and applications.

Currently, the SCTI products are licensed to approximately 98 active physicians and 27 home health care agencies located in Texas, Louisiana, North Carolina, Pennsylvania, Florida, Minnesota, Wisconsin, Michigan and Oklahoma. Home Health Care agencies are charged a base monthly rate based on the number of locations utilizing the software. There is no charge to Physicians.

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

                                Product Evolution

The Company's first product, DocLink, was released in January 1997. This product furnished health care providers with a means to send doctor's orders (and other vital patient information) to a physician's office, where the orders would then be reviewed and authorized by the physician on his or her desktop computer. DocLink allowed a home care provider to scan a medical order and send it to a physician. At the doctor's office, DocLink alerted the physician with a "you've got mail" type icon, where the physician could read the order on the screen and affix his or her electronic signature by invoking a password. DocLink automatically delivered the signed order back to the home care provider and automatically printed the order to be stored in the paper chart. While the physician was reviewing orders, DocLink could provide him or her with a timing routine, which also fed a database that furnished per-patient oversight billing reports.

DocLink was a Microsoft Windows-based application operational on currently available versions of Windows, and it provided an electronic link between doctors and home health care agencies to expedite the processing of paperwork. The electronic link consisted of original documents that must be electronically sent to the physician, electronically signed by the physician, and returned to the provider. A health care company clicked on a graphical button on a Windows screen to scan a document into the software, and clicked on another graphical button to send the orders/documents to the physician for review. The physician logged into the system using his/her encrypted password and began reading and signing the orders with electronic signature verification on the screen. Once completed, DocLink automatically sent this information back to the health care agency. The Company's services reduced administrative paperwork, resulting in savings for our clients and significantly expedited the reimbursement process, which directly resulted in a lower average number of outstanding accounts receivable days for our clients. Research had shown that most physicians and home health care agencies neglected the signature attainment portion of the paper work process due to the overwhelming difficulties and liabilities associated with the typical paper based process. Utilizing our software, at the time, what was previously a difficult and tedious process was simplified and expedited into a significant income-producing component of a physician's business practice through implementation of the Care Plan Oversight (CPO) billings.

Medicare increased CPO billing rates between 17% and 22% for the year 2000 to get more physicians to bill and review documents coming from home health agencies. Many physicians overlooked the CPO billings, primarily due to the increased paperwork to manually track the billing. In a research report prepared for the Massachusetts Medical Society regarding care plan oversight charges from Medicare, it was reported that 89.8% of respondents do not submit these charges for payment. There was a significant relationship between physician specialty and whether or not a respondent submitted this charge. However, a very low percentage of overall respondents submitted this charge. When asked, "Why not?" the majority of respondents (57.6%) reported not being aware of this charge. Forty two percent (42.4%) reported other reasons. The verbatim responses indicated that the respondents did not submit this charge because: 1) the time required is not worth the compensation, 2) they are not paid even when they do submit the charge, and 3) insufficient time is spent on care plan oversight. Fear of audit and lack of billing system capability was also mentioned. Our software product, DocLink automatically tracked the time spent and produced reports that could be used as the source document for billing. DocLink solved these issues and passed HCFA and OIG (Office of Inspector General) audits conducted by the Federal Government.

In September 1999 the Company launched its first Internet site with its first completely Web based application called net.Care. This software provides verification as to whether services rendered to a patient are eligible for reimbursement. net.Care is a Web-enabled product that was developed by the Company in conjunction with several clinical and administrative professionals in home health care to verify whether services rendered by a provider to a patient are eligible for reimbursement. In 1999, the HCFA implemented OASIS (the Outcomes Assessment Information Set). The program allows home health care providers to upload an OASIS file which is a project implemented by the HCFA. The primary focus of the project was to improve the quality of care; however, OASIS has become the financial determinant of reimbursement for home health care. OASIS determines eligibility for Medicare as well as appropriateness of care and actual payment rates. There are many instances in the assessment form that allow the home health care agency to contradict other portions of the assessment, albeit minor, thereby disallowing proper charges for payment. net.Care, as an audit tool is designed to discover such discrepancies before the information is sent to the state clinical regulatory agencies or HCFA. This allows changes to be implemented prior to the submission of the data, all performed in minutes, where a manual audit could take one to two hours.

net.Care reduces the labor costs associated with nurses spending several hours reviewing data in a patient's paper chart and also the chances of claim rejections for documentation deficiencies. net.Care is designed to detect conflicting nursing responses, to assist with the coordination and preparation of a patient's plan of care, to recognize patients who may not be eligible for particular services and make suggestions for completion of the patient's plan of treatment.

On June 30, 2000, the Company acquired certain assets of LuRo Associates, dba Health Tech, Inc., a developer of financial and accounting software designed for the health care industry. The Company continues to market and support LuRo's nursing home billing management software called Facts2000. The Company has one employee in Michigan who performs support and marketing duties in a home office environment.

On November 15, 2000, the Company released its Internet based ASP software product called ClickMD that enabled health care providers to communicate and validate pertinent and private information to physicians and other ancillary providers while keeping the data secure and reducing costs typically incurred in the time and expenses to communicate such information manually. This product furnished health care providers with a means to send doctor's orders (and other vital patient information) to a physician's office, where the orders would then be reviewed and authorized by the physician on his or her desktop computer. ClickMD allowed a home care provider to scan in an order and send it to a physician. At the doctor's office, ClickMD alerted the physician with a "you've got mail" type icon, where the physician can read the order on the screen and affix his or her electronic signature by invoking a password. ClickMD automatically delivered the signed order back to the home care provider through the ASP and automatically printed the order to be stored in the paper chart.

While the physician was reviewing orders, ClickMD could provide him or her with a timing routine, which also fed a database that furnished per-patient oversight billing reports.

                              Intellectual Property

Management believes that the SecureCARE business model and software products are unique and patentable and the Company currently is working to secure patents and the appropriate trademarks. The Company has already received patent pending and trademark pending status on some of its current products and is currently filing for intellectual property protection of current and envisioned product developments and features. In October 2000 the Company was granted trademark protection to SecureCARE, the brand name of its primary product line. Nine (9) applications for patents have been filed as conversions of the original provisional patent filing. However, no assurance can be given that any patent will be granted, that any patent granted will provide meaningful protection, or that any patent granted to the Company will not be found to infringe upon any patents granted to others.

                             Our Technology Platform

The Internet has the full potential to design and deploy universal standards such as those that govern email and electronic data transactions. Many major vendors - especially Microsoft, IBM and Sun - have developed standards such as XML (Extensible Markup Language) and SOAP (Simple Object Access Protocol) that have been adopted by the World Wide Web Consortium (W3C) who is responsible for defining Internet based standards. Committed to the efficiencies of universal standards, the SecureCARE platform is built around Microsoft's revolutionary ..NET (Dot Net) framework within the standards and regulations of HIPAA (Health Insurance Portability and Accountability Act) and HL-7 (Health Level Seven messaging standards).

The SecureCARE platform provides multiple levels of data encryption and security meeting the strictest regulatory guidelines of the Centers for Medicare and Medicaid Services and the Food and Drug Administration.

Healthcare providers have been wrestling with coordination of care imposed by the disparate software systems utilized by the typical patient's providers. To overcome this hurdle, SCTI technology allows providers to inter-connect with disparate databases housing patient information, retrieve identified data points (pharmacy, laboratory, etc) and insert this data into an electronic "care document".

The SCTI secure electronic "email" system transmits the care document and other patient concerns between authorized parties. This electronic system enables the patient's care team to coordinate patient care through the sharing of accurate, real-time patient data between all authorized stakeholders.

SCTI's preeminent SecureCARE(TM) platform adds logic to data moving across the system to expedite workflow and facilitate smarter decisions regarding patient care. This innovative approach coupled with the fact that SecureCARE(TM) technology works with existing workflow is defining new standards for technology companies seeking to address the HIPAA regulation needs of the healthcare industry.

                                   Competition

We believe that SecureCARE Technologies provides comprehensive workflow automation tools between healthcare providers and physicians and that we have no single direct competitor. Several companies compete in some of our business segments. Trac Medical targets the electronic certificate of medical necessity sector and is focused on the DME market. Trac Medical is a subsidiary of AuthentiDate that is involved in several industry segments but they do not focus strictly on healthcare. Trac Medical is currently seeking funds to continue addressing the certificates of medical necessity (CMN) markets. Although they have contracted with a large customer in the CMN market they have made no significant progress in gaining physician adoption. McKesson Corporation recently introduced a product that competes with SecureCARE in the HHA market. McKesson is offering the product exclusively to its customer base. This solution only works with the home health software from McKesson and does not integrate with its own hosted software solution. In addition, this solution is expensive and we believe that it has encountered substantial market resistance. Customers of McKesson are pushing SecureCARE for their hosted solution and we are currently in the final stages of developing an integrated solution to address this area of practice. Verisign, Lexign and AuthentiDate are certificate authority companies looking to expand into healthcare with their digital certificate offerings. These companies are either extremely narrowly focused on one specific niche or too generalized to take advantage of the wide opportunities available in our sector.

                       Home Healthcare Provider Economics

Home Healthcare Providers are adopting SecureCARE based on the economics of efficiency, cash flow and profitability as detailed below.

--------------------------------- ----------------------------------------------
HHA, Hospice & DME Advantages     SecureCARE Benefits
--------------------------------- ----------------------------------------------
Improves Workflow Efficiency      SecureCARE drives the highest level of office
                                  productivity in multiple ways:

                                  o Eliminates all time-consuming paper document sorting, filing, and hand mailing activities.

                                  o Allows DME's to electronically generate CMNs and complete on their computer or import from their practice management software, thereby, eliminating the hassles and wasted time of manual CMN creation.

                                  o Lets them send documents to physicians with a button-click instead of stamps, envelopes, or hand delivery.

                                  o Streamlines any back-and-forth document exchange between DME's and the physicians' offices. Significantly reduces errors on the physician side and redos that are common with most CMNs.

                                  o Speeds up the communication process from weeks down to minutes, because doctors just click a button to enter their eSignatures.

                                  o Files, logs, tracks, and organizes all patient care documents in one convenient location.

                                  o Allows for integrating SecureCARE with
                                  practice management software, for effortless
                                  data updates and virtual elimination of
                                  duplicate data entry.
--------------------------------- ----------------------------------------------
Reduces Risk                      SecureCARE delivers tight controls to support
                                  medical fraud risk management activities:

                                  o Ensures a HIPPA-ready and CMS-approved process for electronically exchanging signed documents

                                  o Logs a complete document audit trail,
                                  detailing who processed each document,
                                  what they did, and when they did it.

                                  o Reduces the errors common with paper-based
                                  forms processing systems.
--------------------------------- ----------------------------------------------
Boosts Profitability              SecureCARE immediately lowers operating costs
                                  and boosts revenue because it:

                                  o Eliminates all of the wasted time, hassles, delays, and errors of paper document exchange.


                                  o Eliminates the hard costs of faxing,
                                  mailing, and hand delivering, including
                                  stamps, envelopes, and staff travel time.

                                  o Frees staff to spend more time on patient care and less time processing paper documents.

                                  o Increases cash flow by speeding up the process in which the required physician signature is obtained shortening the billing cycle.

                                  o Increases referrals by making it easier and more desirable for doctors to do business with HHA's and Hospices.
--------------------------------- ----------------------------------------------

                              Physician Economics

Physicians are adopting SecureCARE based on the economics of efficiency, risk reduction and increased profitability as detailed below.

--------------------------------- ----------------------------------------------
Physician Practice Advantages     SecureMD Benefits
--------------------------------- ----------------------------------------------
Improves Workflow Efficiency      SecureMD drives the highest level of office
                                  productivity in multiple ways:

                                  o Eliminates all time-consuming paper document sorting, filing, and hand mailing activities.

                                  o Eliminates the common mistakes that cause document "redos" by electronically flagging errors.

                                  o Allows physician practices to receive every document in one centralized computer application from all Home Healthcare Agencies, Hospice, DMEs, Infusion Therapy providers, etc.

                                  o Allows access to files on any computer with
                                  Internet access.
--------------------------------- ----------------------------------------------
Reduces Risk                      SecureMD delivers tight controls to support
                                  medical fraud risk management activities:

                                  o Logs a complete document audit trail,
                                  detailing who processed each document, what they did, and when they did it.

                                  o Reduces the errors common with paper-based systems.

                                  o Uses HIPPA-ready digital certificates and
                                  true handwritten signatures stored in a
                                  digital vault.
--------------------------------- ----------------------------------------------
Boosts Profitability              SecureMD lowers operating costs and boosts
                                  practice revenue because it:

                                  o Eliminates all of the wasted time, hassles, delays, and errors of paper document exchange.

                                  o Frees physician and staff to spend more time on patient care and less time processing paper documents.

                                  o Provides an electronic tracking system for Home Healthcare Certifications,
                                  Recertifications, and Care Plan Oversight for HHA and Hospice: it automatically tracks and reports the billable time spent on these activities.

                                  o Costs nothing to use -- SecureMD is
                                  completely free for physicians and their staff complements of SecureCARE Technologies, Inc.
--------------------------------- ----------------------------------------------

                          Marketing and Sales Strategy

To accomplish our aggressive sales goals we have implemented three primary strategies and tactics.

1. Create demand for SecureCARE from the physicians who refer patients to HHA, Hospice, and DME providers (Family Practice, Internal Medicine, Oncology, Cardiology, Orthopedics, and Urology are the top physician specialty admitters in HHA, Hospice, and DME).

     o   Using our sales organization of both independent sales representatives
         (40) and our direct sales team (5), we identify and call on large regional physician groups that have a high referral base into Home Health, Hospice, and DME. We gain introduction to these groups from:

         Hospital based Home Health Agencies and DME Referrals from current physician base Practice Management Associations (National and State Chapters)

     o Advertise and exhibit at key industry trade shows that focus on physician specialties that refer into HHA, Hospice, and DME.

     o Hire additional direct sales people as funding allows and sales increase.

2. Market SecureCARE through the industry leading Group Purchasing Organization
(GPO) and Key industry Trade Associations

     o In May 2003 we signed a marketing agreement with the Van G. Miller Group,the largest industry GPO in the home medical equipment market. The VGM Group has over 6,000 total member locations largely comprised of small to medium sized HME dealers. This represents 1/2 of all DME locations nationally. "VGM supports the use of SecureCARE because it can improve profitability, increase referrals, improve cash flow and improve operational efficiencies," explains Jim Schaefer, Vice President of Homecare Providers Co-op, who is coordinating the project. "HME providers can now remove paper from the cumbersome CMN process."

     o Our plan is to secure endorsements from AAHomeCare, National Association of Homecare (NAHC), Medical Group Management Association
         (MGMA), American Academy of Family Physicians (AAFP) etc. Successful endorsements here will add significant credibility to our solution and place us square in front of the eyes of the industry leading physician and provider organizations thus increasing our opportunity to gain their business. We are at various stages of discussions with all of these organizations.

3. Integrate SecureCARE with the industry leading software vendors.

     o Today we have already completed or started integrations with some of the biggest software vendors in the HME/HHA market. These include:
         CareCentric, Siemens, QS/1, Computers Unlimited, Computer Applications Unlimited, TeamDME, McKesson Information Solutions, and Brightree. Successful integration means two things.

         1.) Our customers will have greater workflow efficiencies
         2.) We open the door to market to the customer base of each software vendor

     o Our plan is to eventually integrate with all software vendors. This will happen as we sign up more providers who use software from vendors we have not already integrated with. Integration with these vendors will be made even easier with the next version of SecureCARE, which is to be completed in the next several months.

In summary, SecureCARE is well positioned today to become the dominant electronic document exchange with eSignature software application used by physicians and the home healthcare providers they refer business to. The trend to use eSignature technology in the industry is driven from the hospital market. Internally many health systems are providing eSignature capacities to their physicians and are demanding this type of business protocol. SecureCARE is the only external solution available today that can close the final gap for going paperless for the entire home healthcare market. Hospitals systems have strong physician group relationships where we can leverage the use of our product. Another trend is that physician reimbursement and salaries are declining. As a result, doctors are aggressively searching for ways to make more money according a study published in the March/April issue of the Journal of Health Affairs. SecureMD, addresses this issue head on. A physician that uses our system can add significant revenue to their practice without having to do more work. And it's Free for them! What can be better than that for driving physician adoption!

                              Government Regulation

Participants in the healthcare industry are subject to extensive and frequently changing regulation at the federal, state and local levels. The Internet and its associated technologies are also subject to government regulation. Many existing laws and regulations, when enacted, did not anticipate the methods of healthcare e-commerce the Company is developing. The Company believes, however, that these laws and regulations may nonetheless be applied to the Company's healthcare e-commerce business. The Company believes that its products adhere to all applicable regulations including CMS and HIPAA Internet based medical e-commerce mandates. See Risk Factors above.

Current HIPAA Timelines:

The Health and Human Services Department (HHS) is continuing to develop, publish, and ratify rules regarding HIPAA. The privacy rule was published on December 28, 2000.

Summary of the Current State of HIPAA Standards:

Standard                         NPRM Published?   Final Rule Published?   Compliance Date
------------------------------- ----------------- ----------------------- -----------------
Transactions and Code Sets       Yes. 05/07/1998      Yes. 08/17/2000        10/26/2002
------------------------------- ----------------- ----------------------- -----------------
National Provider Identifier     Yes. 05/07/1998      Yes. 01/23/2004        05/23/2008
------------------------------- ----------------- ----------------------- -----------------
National Employer Identifier     Yes. 06/16/1998      Yes. 05/31/2002        08/01/2005
------------------------------- ----------------- ----------------------- -----------------
Security                         Yes. 08/12/1998      Yes. 04/20/2003        04/21/2005
------------------------------- ----------------- ----------------------- -----------------
Privacy                          Yes. 11/03/1999      Yes. 12/28/2000        04/13/2003
------------------------------- ----------------- ----------------------- -----------------
National Health Plan             No Expected Date     No Expected Date     No Expected Date
Identifier
------------------------------- ----------------- ----------------------- -----------------
Claims Attachments               No Expected Date     No Expected Date     No Expected Date
------------------------------- ----------------- ----------------------- -----------------
Enforcement                      No Expected Date     No Expected Date     No Expected Date
------------------------------- ----------------- ----------------------- -----------------
National Individual Identifier       On Hold             On Hold              On Hold
------------------------------- ----------------- ----------------------- -----------------


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

                                    Employees

As of December 31, 2003, the Company had 11 full-time employees which included 3 employees in systems development and support, 6 employees in sales and customer support, 1 employee in finance and accounting and 1 employee performing executive and administrative functions. The Company also utilized one outside consultant in the capacity of Chief Operating Officer and one outside Sales Agent. The Company's ability to achieve its financial and operational objectives depends on its ability to continue to attract, integrate, retain and motivate highly qualified technical and customer support personnel. A competitive environment exists for attracting such personnel. If the Company expands operations, additional employees may be necessary.

ITEM 2. PROPERTIES

The Company's principal executive office is located in Austin, Texas in approximately 3,900 square feet of leased office space. The company relocated to new office space in June, 2002 and signed a short-term sub-lease with Catapult Systems, Inc., an unaffiliated party. The Company chose to remain in the space and on December 2, 2002 entered into a two-year lease agreement with Avallon-Braker, LTD. Subsequent to execution of this lease the property was sold to TK2 Rollingwood, LTD. Accordingly, on November 2, 2003, Avallon-Braker, LTD. assigned and transferred its interest in the lease to TK2 Rollingwood, LTD. The monthly lease rate is $5,852. The company believes that its facilities are adequate for the Company's current operations and that additional leased space can be obtained if needed.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Our Common Stock is traded on the Nasdaq Over the Counter Bulletin Board (OTCBB) under the symbol ECMDQ.OB. However, there has been only extremely limited trading in the Common Stock since the Company filed its Chapter 11 Petition on May 13, 2003. The following table sets forth the range of high and low prices as reported on the National Quotation Bureau Pink Sheets for the periods indicated. The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

           Fiscal Year 2003                    High         Low
        --------------------------            ------       ------
        Quarter ended March 31                $0.19        $0.07
        Quarter ended June 30                 $0.09        $0.01
        Quarter ended September 30            $0.04        $0.006
        Quarter ended December 31             $0.006       $0.003


SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 13, 2003 (the "Commencement Date") the Company filed a voluntary petition under Chapter 11 of Title 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Western District of Texas (the "Bankruptcy Court"), Case No. 03-12387. During the course of its Chapter 11 proceeding, the Company operated its business and managed its assets as a debtor-in-possession pursuant to sections 1107(a) and 1108 of the Bankruptcy Code.

On August 6, 2003, the Company filed a proposed Disclosure Statement and Joint Plan of Reorganization, dated August 5, 2003, (the "Plan") with the Bankruptcy Court. On October 23, 2003, after notice and a hearing, the Bankruptcy Court signed the Disclosure Statement Order, approving the Company's Disclosure Statement. On October 24, 2003, the Debtors commenced the solicitation of holders of claims entitled to vote to accept or reject the Plan. On December 2, 2003, after notice and a hearing, the Bankruptcy Court entered its Findings of Fact, Conclusions of Law and Order confirming the Debtor's Joint Plan of Reorganization (the "Confirmation Order"). The Plan became final and non-appealable on December 13, 2003. The Effective Date of the Plan is December 15, 2003.

In accordance with the terms of Article VI "Issuance of New Shares" of the confirmed Plan the outstanding shares of eClickMD, Inc. Common and Preferred Stock, approximately 32 million and 89 shares, respectively, were cancelled and voided effective December 15, 2003 (the Effective Date). In addition, Article VI required that as soon as possible after the Effective Date, the Company would amend its Articles of Incorporation to change its name to SecureCare Technologies, Inc. and to authorize the issuance of 10,000,000 shares of New Common Stock at $.001 par value.

On January 19, 2004, the Board of Director's of eClickMD, Inc. approved a 1.5 for 1 forward Common Stock Split (the "Stock Split"). On January 19, 2004, the shareholder holding shares representing more than a majority of the shares of Common Stock entitled to vote consented in writing to the Stock Split. The Stock Split increased the number of shares of Common Stock issued and outstanding, as approved in The Plan, from 10,000,000 to 15,000,000. As of the date of this filing, the Common Stock shares have not been issued.

On January 19, 2004 the Board of Director's of eClickMD, Inc. determined to change the name of the Company to SecureCare Technologies, Inc. (SCTI). The purpose of the name change was to more accurately reflect the Company's present business and its activities as well as to facilitate the future development of its business. Approval of the name change required the affirmative consent of at least a majority of the outstanding shares of the Common Stock of the Company. The shareholder entitled to vote more than a majority of all the shares of Common Stock entitled to vote consented to the name change on January 19, 2004.

The Company filed a Preliminary Information Statement regarding the name change and the stock split with the Securities and Exchange Commission on January 24, 2004 and a Definitive Information Statement on February 3, 2004.

The Company filed an Amendment to its Corporate Charter with the State of Nevada on February 24, 2004 affecting the Stock Split and the name change of the Company to SecureCare Technologies, Inc. A copy of the Certificate of Amendment to the Articles of Incorporation is attached as Exhibit 3.7 and incorporated herein by reference.

For Financial reporting purposes the total number of shares of Common Stock issued and outstanding as of December 31, 2003 is 15,000,000 shares, reflecting the 1.5 for 1 forward split of the Common Stock in February, 2004, as if such had been effected as of December 31, 2003 and as if the shares had been issued as of December 31, 2002, and as if the shares had been issud as of January 1, 2002. The outstanding shares at December 31, 2003 represent approximately 156 shareholders.

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

                                    Overview

SCTI management believes it is the leader in eSignature document workflow technology and that its technology lowers infrastructure costs, drives workflow efficiency, and increases profitability for physicians, home health care agencies, and providers of durable medical equipment. Home health care executives founded the Company in 1996 to address inefficiencies in workflow processes between home health care agencies and physicians. That same year, the U.S. government released the Health Insurance Portability and Accountability Act (HIPAA) that mandated Internet-based electronic storage and transmission of patient data be standardized, secured, and subjected to rigorous privacy rules. SCTI quickly enhanced its digital certificate and e-signature technology to comply with these HIPAA standards. Today, the Company has nine technology patents pending for managing and transmitting sensitive patient data. Today, we have 27 home health care agencies and 98 physicians transmitting approximately 21,000 patient documents annually.

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

On May 13, 2003 (the "Commencement Date") the Company filed a voluntary petition under Chapter 11 of Title 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Western District of Texas (the "Bankruptcy Court"), Case No. 03-12387. During the course of its Chapter 11 proceeding, the Company operated its business and managed its assets as a debtor-in-possession pursuant to sections 1107(a) and 1108 of the Bankruptcy Code.

On August 6, 2003, the Company filed a proposed Disclosure Statement and Joint Plan of Reorganization, dated August 5, 2003, (the "Plan") with the Bankruptcy Court. On October 23, 2003, after notice and a hearing, the Bankruptcy Court signed the Disclosure Statement Order, approving the Company's Disclosure Statement. On October 24, 2003, the Debtors commenced the solicitation of holders of claims entitled to vote to accept or reject the Plan. On December 2, 2003, after notice and a hearing, the Bankruptcy Court entered its Findings of Fact, Conclusions of Law and Order confirming the Debtor's Joint Plan of Reorganization dated as of August 5, 2003 (the "Confirmation Order"). The Plan became final and non-appealable on December 13, 2003. The Effective Date of the Plan is December 15, 2003.

The Company's continued existence depends upon the success of management's efforts to meet all of the Company's obligations under the Plan and to raise additional capital necessary to meet the Company's obligations as they come due and to obtain sufficient capital to execute its business plan. The Company intends to obtain capital primarily through issuances of debt or equity. There can be no degree of assurance that the Company will be successful in completing additional financing transactions.

                              Results of Operations

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002.

Revenues for the twelve months ended December 31, 2003 were $227,204 compared to $322,586 for the same period in 2002. Fewer customers were billed in 2003 as a result of a review of accounts receivable that was completed early in 2002, where a significant number of customers with aged receivable balances were assigned former client status and were no longer billable in 2003. In addition, as the Company maximized available resources in 2002 and 2003, fewer sales and marketing programs existed. Also resulting in lower revenue was a change in the Company's billing model in mid-year 2002 were physicians were no longer charged $35/month to use the SCTI software exclusively for document signing. The bankruptcy of a premier customer, Interlink Home Health, in 2002 also resulted in lower revenue in 2003. Interlink Home Health was the exclusive customer of the net.Care (Oasis) product and is no longer using the service.

Management believes that revenues will grow significantly over the next twelve to eighteen months if the Company is able to raise the additional capital required to execute its marketing and sales strategy.

Operating expenses were $1,522,351 for the twelve months ended December 31, 2003 compared to $2,722,725 for the twelve months ended December 31, 2002. This 44% decrease in operating expenses was primarily attributable to bad debt expense incurred in 2002 resulting from the write-off of notes receivable for the purchase of equity totaling $275,794 and non-cash expenses incurred in 2002 for the issuance of common stock for financial consulting services. In addition, an overall reduction in the number of employees in 2003 coupled with lower salaries for the current employees (gross salaries were reduced approximately 35% on March 16, 2003 in an effort to conserve cash resources going into the period of reorganization) contributed to lower expenses.

Management expects that operating expenses will increase over the next twelve to eighteen months if the Company is able to raise the additional capital required to make the necessary investments in technology enhancements and in its planned marketing and sales programs.

Other Income was $3,338,187 for the twelve months ended December 31, 2003. During the second quarter of 2003, and in conjunction with preparing and filing the required pre-petition debt data required to be filed with the Bankruptcy Court upon filing the voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code on May 13, 2003, the Company determined that the amounts previously recorded on certain accounts payable trade items needed to be revised based on new estimates of amounts owed. Accordingly, the Company lowered accounts payable and credited other non-operating income (other income) in the amount of $68,645, resulting in a corresponding increase in net income for the three-month and six-month periods ended June 30, 2003.

In addition, during the second quarter of 2003, Marion Robert Rice, a prior director of eClickMD, Inc. made payment in full on notes outstanding and in default between eClickMD, Inc. and Commercial National Bank ($360,000 Line of Credit plus $21,797 in accrued interest) and Brady National Bank ($15,000 Loan plus $876 in accrued interest). Mr. Rice personally guaranteed both of these notes in prior periods when the loans were originated. Accordingly, the Company eliminated the debt and accrued interest and credited other non-operating income (other income), recognizing a gain on debt settlement of $397,673.

While under the protection of Chapter 11, the Company had the right to review all executory contracts in place on the date of "the Filing" (May 13, 2003) and either accept or reject these contracts in the proposed Plan of Reorganization. On or about October 10, 2001, IBM Credit and the Company entered into a Term Lease Master Agreement (TLMA) for approximately $260,000 in computer hardware and the use of certain software and services. Pursuant to the TLMA, IBM Credit and the Company entered into a Supplement dated on or about April 24, 2002. The TMLA and the Supplement represented the official lease contract. The lease contract was for a term of 48 months at a monthly rate of $6,583. The Company recorded the lease contract as a capital lease and booked an asset and corresponding capital lease obligation and sales tax payable in the amount of $259,573. Under the protection of Chapter 11, the Company elected to reject the lease contract and returned the leased hardware to IBM on August 28, 2003. On August 28, 2003, the Bankruptcy Court approved an order granting "IBM Credit LLC's Motion to Compel Assumption or Rejection of executory Contract". As of August 28, 2003, the net book value of the equipment recorded as an asset under the capital lease obligation totaled $14,413. As of August 28, 2003, the capital lease liability totaled $183,078. Accordingly the company recognized a gain on debt settlement (other income) totaling $168,667.

Under the terms of the Plan, each allowed unsecured claim holder (accounts payable trade of $561,841 and other unsecured debt of $1,869,518) was allowed a cash distribution equal to approximately two and one-half percent of the allowed claim, to be paid on the Distribution Date, February 13, 2004. Therefore, in December 2003, the Company recognized a gain on the amounts extinguished, or approximately ninety seven and one-half percent of the allowed claims, resulting in a gain on debt settlement of $2,370,028 (other income).

During the fourth quarter of 2003, and in conjunction with the year-end accounting required based on the approved Plan of Reorganization, the Company determined that certain amounts previously recorded as other liabilities needed to be revised based on new estimates of amounts owed. Accordingly, the Company lowered other liabilities and credited other non-operating income (other income) in the amount of $298,702 resulting in a corresponding increase in net income for the three-month and twelve-month periods ended December 31, 2003.

During the fourth quarter of 2003, and in conjunction with the year-end accounting required based on the approved Plan of Reorganization, the Company determined that certain amounts previously recorded as accounts payable needed to be revised based on new estimates of amounts owed. Accordingly, the Company lowered accounts payable and credited other non-operating income (other income) in the amount of $34,473 resulting in a corresponding increase in net income for the three-month and twelve-month periods ended December 31, 2003.

Interest expense for the twelve months ended December 31, 2003 was $136,592 compared to $467,125 in 2002. Lower interest expense in 2003 resulted primarily from changes in the interest expense accrual resulting from the bankruptcy filing. Principal and interest payments may not be made on pre-petition unsecured debt without Bankruptcy Court approval or until a plan of reorganization defining the repayment terms has been confirmed. The total interest on the pre-petition unsecured debt that was not charged to earnings for the period from May 14, 2003 to December 31, 2003 was $154,752. Such interest was not accrued as the Bankruptcy Code generally disallows the payment of interest that accrues post-petition with respect to pre-petition unsecured claims. These lower expenses were partially offset by higher interest expense in the first quarter of 2003 resulting from a higher debt load in year 2003 and interest charges incurred for the quarterly amortization of deferred financing charges and debt discount in relation to the private placement financings that occurred in the second and third quarters of 2002.

                        Liquidity and Capital Resources

Net cash used by operating activities for the twelve-month period ended December 31, 2003 and 2002 totaled $928,091 and $1,634,811, respectively. Decreased net uses of cash in 2003 resulted from lower operating expenses due to fewer employees on payroll and lower financial consulting expenses.

Net cash provided by financing activities was $849,508 for the twelve months ended December 31, 2003 and $1,440,434 for the twelve months ended December 31, 2002 and consisted primarily of borrowings on notes payable during 2003. During 2002, net cash provided by financing activities consisted primarily of borrowings on notes payable and convertible notes and debentures.

Pre-Petition Debt
-----------------

On May 13, 2003 (the "Commencement Date") the Company filed a voluntary petition under Chapter 11 of Title 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Western District of Texas (the "Bankruptcy Court"), Case No. 03-12387. During the course of its Chapter 11 proceeding, the Company operated its business and managed its assets as a debtor-in-possession pursuant to sections 1107(a) and 1108 of the Bankruptcy Code. In its Bankruptcy filings, as of May 13, 2003, the Company reported total liabilities subject to compromise and other priority claims of $4,746,380.

On August 6, 2003, the Company filed a proposed Disclosure Statement and Joint Plan of Reorganization, dated August 5, 2003, (the "Plan") with the Bankruptcy Court. On October 23, 2003, after notice and a hearing, the Bankruptcy Court signed the Disclosure Statement Order, approving the Company's Disclosure Statement. On October 24, 2003, the Debtors commenced the solicitation of holders of claims entitled to vote to accept or reject the Plan. On December 2, 2003, after notice and a hearing, the Bankruptcy Court entered its Findings of Fact, Conclusions of Law and Order confirming the Debtor's Joint Plan of Reorganization dated as of August 5, 2003 (the "Confirmation Order"). The Plan became final and non-appealable on December 13, 2003. The Effective Date of the Plan is December 15, 2003. On the effective date, December 15, 2003, liabilities subject to compromise and other priority claims totaled $4,132,699.

Under the terms of the Plan, each allowed unsecured claim holder (accounts payable trade of $561,841 and other unsecured debt of $1,869,518) was allowed a cash distribution equal to approximately two and one-half percent of the allowed claim, or approximately $60,784, to be paid on the Distribution Date, February 13, 2004. This amount is included in accrued liabilities at December 31, 2003, reflecting the accrual for the cash distribution.

In addition, under the terms of the plan, the secured debt totaling $1,614,978, was converted to 14,625,000 shares of Common Stock totaling approximately ninety seven and one-half percent (97.5%) of the 15,000,000 shares of Common Stock issued in the approved Plan (after adjusting for the 1.5 for 1 forward stock split).

At December 31, 2003, administrative claims totaling $86,362 were included in accrued payroll tax liabilities and accrued liabilities. Payment of these administrative claims commenced no earlier than 60 days after the effective date of the Plan (December 15, 2003).

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

In accordance with the Bankruptcy Court's approved orders for Post-Petition Financing, on October 9, 2003, October 24, 2003 and November 13, 2003 the Company issued Senior Secured Promissory Notes to Gryphon Opportunities Fund I, LLC in the amounts of $64,644, $50,000 and $64,074, respectively, with interest at 5% per annum, payable on demand.

In accordance with the Bankruptcy Court's approved orders for Post-Petition Financing, on December 17, 2003 the Company issued a Senior Secured Promissory Note to York Avenue Holding Company in the amount of $66,000 with interest at 5% per annum, payable on demand.

Post-petition borrowings approved by the court for the period of May 20, 2003 through December 31, 2003 total $745,380.

As of the date of this filing, borrowings under this post-petition financing agreement total $610,490.

Under the terms of the approved Plan, Gryphon Opportunities Fund I, LLC (the "Fund") was awarded 14,625,000 shares of Common Stock (after adjusting for the
1.5 for 1 forward stock split). The order required that the Fund distribute approximately 195,000 shares of the 14,625,000 shares to the prior shareholder's of the Company (150 shares each) on or before April 13, 2004. The Fund has also agreed to transfer 495,000 shares of the 14,625,000 shares to an unaffiliated party in settlement of a claim. Upon completion of these share distributions, Gryphon Opportunities Fund I, LLC will retain 13,935,000 shares of Common Stock, or 92.9% of the outstanding shares at December 31, 2003. Accordingly, the Post-Petition notes issued to Gryphon Opportunities Fund I, LLC and York Avenue Holding Company (an affiliate of Gryphon Opportunities Fund I, LLC) are considered related party transactions.

The consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern. The Company sustained net operating losses of $1,206,699 and $2,400,139 during the years ended December 31, 2003 and 2002, respectively, and has accumulated losses through December 31, 2003 of $9,602,041. Cash used in operating activities for the same periods aggregated $928,091 and $1,634,811, respectively. Total liabilities at December 31, 2003 of $956,747 exceed total assets of $31,211. As of the date of this report, the Company is unable to meet all of its short-term obligations as they fall due, because of shortages of cash. On May 13, 2003 the Company filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Western District of Texas. The Company emerged from Bankruptcy on December 15, 2003; however, the Company's continued existence depends upon the success of management's efforts to raise additional capital necessary to meet the Company's obligations as they come due and to obtain sufficient capital to execute its business plan. The Company intends to obtain capital primarily through issuances of debt or equity. There can be no degree of assurance that the Company will be successful in completing additional financing transactions

The consolidated financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or classification of liabilities which may result from the inability of the Company to continue as a going concern.

                                    Inflation

The Company believes that inflation generally has not had a material impact on its operations or liquidity to date.

ITEM 7. FINANCIAL STATEMENTS

The consolidated financial statements of the Company are included herein beginning on page F-1.

                                    PART III

ITEM 8. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the age and position of each of the Company's executive officers, directors and key employees at December 31, 2003:

Name                    Age     Position
-----                   ---     --------

Richard F. Corlin, MD    63     Chairman of the Board of Directors and Chief
                                Medical Officer

Robert Woodrow           62     President, Chief Operating Officer and Director

Allen Stamy              62     Director

Neil Burley              43     Chief Financial Officer

Eugene Fry               42     Vice-President, Product and Technology
                                Development

Dennis Nasto             45     Vice-President, Sales, Marketing and Customer
                                Support

N.K. "Skip" Best         52     Vice-President, Business Development

Richard F. Corlin, MD has been a director of eClickMD since September 23, 2000, and became Chairman of the Board of Directors and Chief Medical Officer in August, 2002. He is a gastroenterologist in private practice in Santa Monica, California and was President of the American Medical Association ("AMA") from July 2001 to July 2002. Prior to becoming President, Dr. Corlin served as Speaker of the AMA's House of Delegates for five years. He has been active in the affairs of the AMA for the past twenty years, having served for nine years as a member and then Chair of the AMA Council on Long Range Planning and Development. From 1994 to 1998, Dr. Corlin served as a member of the Advisory Committee to the Director of the National Institute of Health. Dr. Corlin served as President of the California Medical Association ("CMA") from 1992 to 1993, was Vice Speaker and Speaker of the CMA House of Delegates for nine years, and a member of its Board of Trustees for twelve years and chaired numerous committees of the CMA including the Finance Committee, the Liaison Committee to State Hospital medical staffs, and was an active member of the CMA Speakers Bureau on Tort Reform. Dr. Corlin is a graduate of Rutgers University, and received his M.D. degree from Hahnemann Medical College. Following residency training at Hahnemann, Dr. Corlin served as a Lt. Commander in the United States Public Health Service, Heart Disease and Stroke Control Program from 1968 to 1970, and then took a gastroenterology fellowship at UCLA. He is a fellow of the American College of Physicians, is a member of both the American Gastroenterology Association and the American Society of Internal Medicine, and is a Past President of the Southern California Society of Gastrointestinal Endoscopy. He is also the Chairman of the Audio Digest Foundation, a provider of continuing medical education to healthcare professionals, a member of the Board of Governors of Marathon Multimedia, a subsidiary of Audio Digest Foundation that provides information management solutions to medical societies, Chairman of Landes Slezak Group, a subsidiary of Audio Digest Foundation that records sound and video of professional association meetings, and an assistant clinical professor at the University of California-Los Angeles School of Medicine. Dr. Corlin was Vice Chairman of American Sound and Video in 2000 when it filed a petition for reorganization pursuant to Chapter 11 under the U.S. Bankruptcy Code. The proceeding was converted to Chapter 7 under the U.S. Bankruptcy Code and the company was liquidated.

Bob Woodrow joined the board of directors in May, 2002 and has served as our Chief Operating Officer since September 2002. He became President of the Company on December 29, 2003. Mr. Woodrow has been an advisor and member of the Board of Directors for numerous early stage information technology companies during the last 10 years including XGear Technologies, Syrinex Communications Corporation and Voice Technologies Group, Inc. - later sold to Intel Corporation. He last served as a Director, President and CEO of VMI an International Learning Systems and Market Research Company from 1990 to 1994. He held the office of Vice President, CFO and COO of COMPUWARE Corp. a global software and professional services company between 1986 and 1990. He also served as a Vice President and General Manager of CIS Corp., at the time the nations 2nd largest leasing and financial services company from 1984 to 1986. He joined AGWAY, Inc. in 1963 a highly diversified Agricultural conglomerate and a Fortune 50 company and become a Corporate Officer and Chief Information Executive through 1984. Mr. Woodrow also served as the Chairman of the Curriculum Board for the Graduate School of Business at Syracuse University where he completed his Ph.D. curriculum requirements. He also holds a B.S. from Bentley College and an MBA from Cornell University. He also served as a volunteer member of the Boards for the American Red Cross and The Boy Scouts of America.

Allen Stamy has been a director of eClickMD, Inc. since August, 2002. From February 1996 to the present, Mr. Stamy has served as the President and Chief Operating Officer and more recently Chief Executive Officer of Audio-Digest Foundation. He also provides management oversight to its subsidiary, Marathon Multimedia, and to CME Unlimited, a medical conference capture and e-commerce business. Prior to joining Audio-Digest Foundation, Mr. Stamy worked in education and technology industries where he has had experience in sales, product management, marketing and general management. He previously worked for National Computer Systems from 1990 to 1995, Science Research Associates from 1988 to 1990, and IBM Corporation from 1967 to 1988. At IBM, he managed a full product line including new product development and distributed products through a national direct sales force, direct response marketing and complementary third-party distribution channels. He specialized in opening the Pacific Rim markets for IBM's small computers and peripherals and managed the small system product portfolio. Mr. Stamy earned a Bachelor of Business Administration from the University of Iowa and a Master's of Business Administration from the University of Chicago. He is a director of MedePass Inc., which provides secure transmission of medical information, a member of the Board of Governors of Marathon Multimedia, and a Director of Landes Slezak Group. Mr. Stamy also was a Director of American Sound and Video from 1998 to 2000, when it filed a petition for reorganization under the U.S. Bankruptcy Code and later was liquidated, as described above.

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

Eugene Fry is primarily responsible for ensuring the competitive viability of the Company's products. He joined the Company in 2001 and has over fifteen (15) years of information technology experience spanning across system analysis/engineering, sales, field service and operations. From 1996 to 1999 Mr.

Fry was employed by Turner Collie and Braden, a major engineering firm, where he was responsible for designing and upgrading new technology and ensuring that implementation was coordinated and successful throughout the organization's multiple offices. Prior to that, from 1994 to 1996 he was employed by Pacific Atlantic Group SA in Buenos Aires, Argentina, where he created an infrastructure for a U.S. affiliate to distribute, market, and manufacture a vending machine product in Argentina and other Latin American companies. Mr. Fry holds various technical certifications and expertise in various protocols, operating systems, and software. He holds a B. S. in Computer Science from Almeda University and College.

Dennis Nasto has been employed with the Company since August 2003 and has over twenty (20) years of executive experience in sales and marketing in the healthcare industry. Prior to joining the Company, Mr. Nasto, from 2001 to 2002, was Director of Sales at ResMed Corporation, a leading home health respiratory equipment manufacturer. Mr. Nasto has been successful, during the past eighteen
(18) years in building high-energy sales teams at both small and large companies including Kimberly-Clarke Professional Healthcare, a major medical/surgical supply manufacturer, where he was employed as District Sales Manager from 1983 to 1991, and from STERIS Corporation, a leading medical device company, where he held positions as Vice President of Sales-Americas, Vice President National Accounts and Vice President of Sterilization Services from 1991 to 1998. From 2000 to 2001, Mr. Nasto also served as President of X10NET, a start up venture that was focused on bringing Web-based workflow solutions to the physician marketplace. Since joining the Company, Mr. Nasto has engaged over forty (40) independent sales representatives, on behalf of the Company, along with two (2) regional sales managers, significantly adding to the Company's sales force, and making it, the Company believes, one of the largest sales forces in the home health care software business.

N.K. "Skip" Best is primarily responsible for the development of new market opportunities, strategies, strategic alliances and partnerships that expand the opportunities for market growth for the technologies of SCTI. He joined the Company on a full time basis on March 1, 2003. Mr. Best has over 25 years of experience in healthcare information systems and medical devices. He has served in executive management, business development and sales management positions with technology companies such as HomeMed, a leading home telemonitoring vendor, where he served as Vice President of the Focused Care Division, leading a team of business development executives into the disease management and managed care market; MedDiversified, a home care and infusion services company where he was Vice President of Business Development, responsible for mergers and acquisitions of infusion and home care companies; eMedSoft.com a diversified healthcare information solutions and medical device company where he served as Vice President of Sales; Co-founder of VidiMedix, a leading telemedicine technology provider, where he served as Vice President for Field Operations and Sales; ClinSoft, a clinical process re-engineering company that he founded and served as CEO; He also held sales and sales management roles with Shared Medical Systems (now Seimens Information Systems), Gerber Alley (Now McKesson HBOC) and Becton Dickinson Immunodiagnostics where he served as both Regional and National Sales manager for this laboratory equipment manufacturer. Mr. Best's experience includes sales and development of products in home care, web applications for healthcare, telemedicine and telemonitoring, nursing, laboratory, radiology, pharmacy, managed care, disease management and all areas of the business office and the accounting office within a healthcare organization. Mr. Best holds a B.S. in Business Administration from Western Kentucky University.

The Company is not aware of involvement in any legal proceedings by its directors or executive officers during the past five years that are material to an evaluation of the ability or integrity of such director or executive officer.

Compliance with Section 16(a) of The Exchange Act.

No reporting person failed to file on a timely basis reports required by section 16(a) of the Exchange Act since such reporting persons became subject to such reporting requirements during 2003.

Code of Ethics

Due to limited resources and the impact on its limited resources of the Chapter 11 Reorganization, the Company has not adopted a code of professional ethics for its principal executive officer, principal financial officer or persons performing similar functions. The Company intends to create and adopt its code of ethics no later than the third quarter of 2004.

ITEM 9. CONTROLS AND PROCEDURES

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


ITEM 10. EXECUTIVE COMPENSATION
                                                 Annual Compensation                     Long-Term Compensation
                                   ---------------------------------------------  ------------------------------------
                                                                                   Restricted   Common Shares
                                                                       Other         Stock        Underlying
                                                                       Annual        Awards    Options Granted    All
                                      Year      Salary      Bonus   Compensation   (# Shares)     (# Shares)     Other
                                     ------   ----------  --------  ------------  -----------  ---------------  ------
Richard F. Corlin, MD (1) (2)          2003           0         0             0       60,000              0         0
Chairman and Chief Medical Officer     2002           0         0             0            0        225,000         0
                                       2001           0         0             0            0              0         0

Robert Woodrow (1) (3)                 2003      39,000         0             0      187,500              0         0
President, Chief Operating Officer     2002      16,000         0             0      375,000        900,000         0
   and Director                        2001           0         0             0            0              0         0

Allen Stamy, Director (1) (4)          2003           0         0             0            0              0         0
                                       2002           0         0             0            0        150,000         0
                                       2001           0         0             0            0              0         0

Neil Burley (1) (5)                    2003      67,773         0             0            0              0         0
Chief Financial Officer                2002      79,282         0             0            0              0         0
                                       2001      14,564         0             0            0        300,000         0

Eugene Fry (1) (6)                     2003      69,693         0             0            0              0         0
Vice-President, Product and            2002      78,203         0             0            0              0         0
   Technology Development              2001      14,167         0             0            0        318,240         0

Dennis Nasto (7)                       2003      29,959         0             0            0              0         0
Vice-President, Sales, Marketing       2002           0         0             0            0              0         0
   and Customer Support                2001           0         0             0            0              0         0

N.K. "Skip" Best (8)                   2003       5,000         0             0            0              0         0
Vice-President, Business Development   2002           0         0             0            0              0         0
                                       2001           0         0             0            0              0         0

Marion Robert Rice (9)                 2003      26,062         0             0            0              0         0
Former Director and CEO                2002      90,938         0             0            0              0         0
                                       2001      90,000         0             0            0              0         0

Andy W. McBee (10)                     2003           0         0             0            0              0         0
Former Director                        2002           0         0             0            0              0         0
                                       2001           0         0             0            0              0         0

Gary Humberson (1) (11)                2003           0         0             0            0              0         0
Former Director                        2002           0         0             0            0        150,000         0
                                       2001           0         0             0            0              0         0

(1) On May 13, 2003 (the "Commencement Date"), the Company filed a voluntary petition under Chapter 11 of Title 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Western District of Texas (the "Bankruptcy Court"), Case No. 03-12387. On December 2, 2003, after notice and a hearing, the Bankruptcy Court entered its Findings of Fact, Conclusions of Law and Order confirming the Debtor's Joint Plan of Reorganization dated as of August 5, 2003 (the "Confirmation Order"). The Effective Date of the Plan was December 15, 2003. In accordance with the terms of Article IV ("Treatment of Claims and Interests") and Article VI ("Issuance of New Shares") of the confirmed Plan, all existing equity rights in the Debtor (the "Company"), whether vested or unvested, including the Common Stock and Preferred Stock of the Debtor were cancelled on the Effective Date, December 15, 2003. All holdings by Directors and Officers of the Company of of Restricted Stock Awards and Common Stock underlying options granted were cancelled Effective December 15, 2003.

(2) Dr. Corlin has been a director since September 23, 2000. He became Chairman of the Board and Chief Medical Officer in August, 2002. 60,000 shares of Common Stock were awarded to Dr. Corlin by the Board of Directors on March 12, 2003 as a bonus award. These shares were cancelled effective December 15, 2003. Excludes 500,000 shares of Common Stock awarded to Dr. Corlin by the Board of Directors on January 20, 2004, of which 250,000 shares will be forfeited if he resigns from the Board of Directors prior to January 20, 2005.

(3) Mr. Woodrow has been a director since May 13, 2002. Mr. Woodrow has served as Chief Operating Officer since September 1, 2002. He became President on December 29, 2003. For his services, Mr. Woodrow was hired as an outside consultant. He has been paid, on average, $3,000 per month in cash compensation plus all reasonable travel and other expenses related to the execution of his duties. 187,500 shares of Common Stock were awarded to Mr. Woodrow by the Board of Directors on March 12, 2003 in accordance with his original consulting contract. These shares were cancelled effective December 15, 2003. 375,000 shares of Common Stock and options to purchase 750,000 shares of Common Stock were awarded to Mr. Woodrow by the Board of Directors on September 1, 2002 in accordance with is original consulting contract. The shares and options were cancelled effective December 15, 2003. On May 13, 2002 Mr. Woodrow was granted options to purchase 150,000 shares of Common Stock issued pursuant to the Company's 2000 Director's Option Plan. These options were cancelled on December 15, 2003. Excludes 1,000,000 shares of Common Stock awarded to Mr. Woodrow by the Board of Directors on January 20, 2004, of which 500,000 shares will be forfeited if he resigns from the Board of Directors prior to January 20, 2005.

(4) Mr. Stamy has been a director since August 8, 2002. Excludes 100,000 shares of Common Stock awarded to Mr. Stamy by the Board of Directors on January 20, 2004, of which 50,000 shares will be forfeited if he resigns from the Board of Directors prior to January 20, 2005.

(5) Mr. Burley has been Chief Financial Officer since July 2002. Excludes 215,000 shares of Common Stock awarded by the Board of directors on January 20, 2004 and reserved for issuance if Mr. Burley is still employed by the Company on October 1, 2004.

(6) Mr. Fry has been a full time employee of the Company since October 2001. This excludes 200,000 shares of Common Stock awarded by the Board of Directors on January 20, 2004 and reserved for issuance if Mr. Fry is still employed by the Company on October 1, 2004.

(7) Mr. Nasto has been Vice President of Sales, Marketing and Customer Support since August, 2003. Excludes 150,000 shares of Common Stock awarded by the Board of Directors on January 20, 2004 and reserved for issuance if Mr. Nasto is still employed by the Company on October 1, 2004.

(8) Mr. Best was hired as Vice President of Business Development on March 1, 2004. Prior to December 1, 2003, Mr. Best was working on behalf of the Company exclusively on a commission basis plus reimbursement for all reasonable travel and other expenses incurred on behalf of the Company. Effective December 1, 2003, Mr. Best was paid a recoverable draw against future commissions of $5,000 per month. Excludes 50,000 shares of Common Stock awarded by the Board of Directors on January 20, 2004 and reserved for issuance if Mr. Best is still employed by the Company on October 1, 2004.

(9) Mr. Rice served as President and Chief Executive Officer of eClickMD, Inc. since its Reorganization in September, 1999 through April 2003. Mr. Rice received cash compensation in Year 2001 of $7,500 and he accrued additional salary of $82,500 through December 31, 2001. Mr. Rice received cash compensation in Year 2002 of $42,188 and he accrued additional salary of $48,750 through December 31, 2002. Mr. Rice received cash compensation in Year 2003 of $26,062. Mr. Rice resigned as CEO of the Company on April 22, 2003. Mr. Rice resigned as a director of the Company on September 10, 2003.

(10) Mr. McBee served as a director and Assistant Secretary from September 1999 through November 2002. Mr. McBee resigned as a director of the Company on November 25, 2002.

(11) Mr. Humberson served as a director from October 2001 through April 2003. Mr. Humberson was granted options to purchase 150,000 shares of common stock issued pursuant to the Company's 2000 Director's Option Plan. These options were cancelled on December 15, 2003. Mr. Humberson resigned as a director of the Company on April 16, 2003.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company's common stock as of December 31, 2003 by (I) each of our Directors, (ii) each of our Executive Officers, (iii) each person who is known by us to own beneficially more than 5% of the common stock and (iv) all Directors and Officers as a group.

Name                                     Number of Shares        Percentage
-------------------------                ----------------        ----------
Richard F. Corlin, MD (1)                               0                 0%

Robert Woodrow (2)                                      0                 0%

Allen Stamy (3)                                         0                 0%

Neil Burley (4)                                         0                 0%

Eugene Fry (5)                                          0                 0%

Dennis Nasto (6)                                        0                 0%

N.K. "Skip" Best (7)                                    0                 0%

Gryphon Opportunities Fund I, LLC (8) (9)      14,625,000              97.5%

All Directors and Officers as a Group                   0

(1) Excludes 500,000 shares of Common Stock awarded to Dr. Corlin by the Board of Directors on January 20, 2004, of which 250,000 shares will be forfeited if he resigns from the Board of Directors prior to January 20, 2005.

(2) Excludes 1,000,000 shares of Common Stock awarded to Mr. Woodrow by the Board of Directors on January 20, 2004, of which 500,000 shares will be forfeited if he resigns from the Board of Directors prior to January 20, 2005.

(3) Excludes 100,000 shares of Common Stock awarded to Mr. Stamy by the Board of Directors on January 20, 2004, of which 50,000 shares will be forfeited if he resigns from the Board of Directors prior to January 20, 2005.

(4) Excludes 215,000 shares of Common Stock awarded to Mr. Burley by the Board of Directors on January 20, 2004, and reserved for issuance if Mr. Burley is still employed by the Company on October 1, 2004.

(5) Excludes 200,000 shares of Common Stock awarded to Mr. Fry by the Board of Directors on January 20, 2004, and reserved for issuance if Mr. Fry is still employed by the Company on October 1, 2004.

(6) Excludes 150,000 shares of Common Stock awarded to Mr. Nasto by the Board of Directors on January 20, 2004, and reserved for issuance if Mr. Nasto is still employed by the Company on October 1, 2004.

(7) Excludes 50,000 shares of Common Stock awarded to Mr. Best by the Board of Directors on January 20, 2004, and reserved for issuance if Mr. Best is still employed by the Company on October 1, 2004.

(8) Under the terms of the approved Plan, Gryphon Opportunities Fund I, LLC was awarded 14,625,000 shares of Common Stock (after adjusting for the 1.5 for 1 forward stock split). The order requires that the fund distribute approximately 195,000 shares of the 14,625,000 share to the prior shareholders of the Company (150 shares each) on or before April 13, 2004. The Fund has also agreed to transfer 495,000 shares of the 14,625,000 shares to an unaffiliated third party is settlement of a claim. Upon completion of these share distributions, Gryphon Opportunities Fund I, LLC will retain 13,935,000 shares of Common Stock, or 92.9% of the outstanding shares at December 31, 2003.

(9) Excludes 2,000,000 shares of Common Stock issued on January 20, 2004 to Gryphon Financial Securities Corporation, an affiliate of Gryphon Opportunities Fund I, LLC, pursuant to the terms of a consulting agreement by and between the Company and Gryphon Financial Securities Corporation .

The address for each of the above individuals is 3001 Bee Caves Road, Suite 250, Austin, Texas 78746, except for Gryphon Opportunities Fund I, LLC whose address is 400 Royal Palm Way, Suite 300, Palm Beach, Florida, 33480.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

In accordance with the Bankruptcy Court's approved orders for Post-Petition Financing, on October 9, 2003, October 24, 2003 and November 13, 2003 the Company issued Senior Secured Promissory Notes to Gryphon Opportunities Fund I, LLC in the amounts of $64,644, $50,000 and $64,074, respectively, with interest at 5% per annum, payable on demand.

In accordance with the Bankruptcy Court's approved orders for Post-Petition Financing, on December 17, 2003 the Company issued a Senior Secured Promissory Note to York Avenue Holding Company in the amount of $66,000 with interest at 5% per annum, payable on demand.

Post-petition borrowings approved by the court for the period of May 20, 2003 through December 31, 2003 total $745,380.

As of the date of this filing, borrowings under this post-petition financing agreement total $610,490.

Under the terms of the approved Plan, Gryphon Opportunities Fund I, LLC was awarded 14,625,000 shares of Common Stock (after adjusting for the 1.5 for 1 forward stock split). The order required that the fund distribute approximately 195,000 shares of the 14,625,000 shares to the prior shareholder's of the Company (150 shares each) on or before April 13, 2004. The Fund has also agreed to transfer 495,000 shares of the 14,625,000 shares to an unaffiliated party in settlement of a claim. Upon completion of these share distributions, Gryphon Opportunities Fund I, LLC will retain 13,935,000 shares of Common Stock, or 92.9% of the outstanding shares at December 31, 2003. Accordingly, the Post-Petition notes issued to Gryphon Opportunities Fund I, LLC and York Avenue Holding Company (an affiliate of Gryphon Opportunities Fund I, LLC) are considered related party transactions.

ITEM 13. TREATMENT OF CERTAIN STOCK OPTIONS FOR DISPUTED SERVICES

In July 2001, the Company issued stock options as retainers for services and as collateral for financing in connection with such services to Oxford Financial and Mark Anthony Christini which were subsequently converted into common stock. In September, 2001, the Company filed a complaint against Oxford Venture Fund, L.L.C. and Karim Rajani, an agent of Oxford Venture Fund, L.L.C., alleging the defendants had received Company stock options to purchase 412,500 shares as a retainer and for the purpose of collateralizing financing for the Company, and that the defendants then sold a portion of the stock thereby converting it to their own use instead of using it for collateral. The Company sought compensatory damages, exemplary damages and injunctive relief. The defendant's appeared for a hearing to argue against the Court's in personam jurisdiction over them as well as to argue against the need for injunctive relief. On September 14, 2001, the Court granted a temporary injunction against the defendants making sales of the Company's stock. At December 31, 2002, 2,700,000 shares were being restricted from transfer of which 900,000 shares are being held in certificate form by the transfer agent. The defendants filed their answer in this matter but refused to cooperate in discovery. As a sanction, the court struck the Defendants' pleadings. On November 13, 2002 the court entered a default judgment against the Defendants and called for a hearing on damages. The parties appeared through counsel of record. On November 26, 2002 the court Ordered, Adjudged and Decreed that SecureCare Technologies, Inc. have and recover judgment of and against Oxford Venture Partners, LLC and Karim Rajani, jointly and severally, in the sum of $1,019,250 plus interest at the rate of
1.51 percent per annum from the date of judgment until paid; plus $250,000 in punitive damages; plus $19,000 in attorney's fees and all costs of suit. The Defendants have filed a notice of appeal and their appellate brief was due on May 5, 2003. As of this date, Defendants have not filed their brief and are at risk of defaulting on the appeal. The Court ordered the Defendants to return their SecureCare Technologies, Inc. stock to the United States Marshall in Austin, Texas. About half of the shares were returned and were to be sold at auction by the United States Marshall's office. Once the stock was sold, the proceeds were to be applied to the Judgment balance. All outstanding shares and options were cancelled on December 15, 2003 upon approval of the Plan of Reorganization by the bankruptcy court. SecureCare Technologies, Inc. assigned its rights to this judgment to its unsecured creditors in accordance with the Plan of Reorganization.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Board of Directors has reviewed the following audit fees the Company has paid to the independent public accountants for purposes of considering whether such fees are compatible with maintaining the auditor's independence. The policy of the Board of Directors is to pre-approve all audit services performed by its independent public accountants before the services are performed.

Audit Fees. Estimated fees billed for service rendered by KBA Group LLP for the reviews of Forms 10-Q and for the audits of the consolidated financial statements of the Company were $59,225 for 2003 and $56,763 for 2002. Additionally, fees billed for tax related services in 2002 totaled $4,311.

                                     PART IV

ITEM 15. EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:

The following Exhibits are incorporated by reference to the filing or are included following the Index to Exhibits.

Number   Description
------   -----------

3.1      Articles of Incorporation of the Company (1)

3.2      Articles of Amendment to Articles of Incorporation (1)

3.3      Bylaws of Company (1)

3.4 Joint Plan of Reorganization Dated August 5, 2003, as amended by the Bankruptcy Court's Confirmation Order dated December 2, 2003 (2)

3.5      The Bankruptcy Court's Confirmation Order dated December 2, 2003 (2)

3.6      Press Release Dated December 15, 2003 (2)

3.7 Articles of Amendment to the Articles of Incorporation filed with the State of Nevada on February 25, 2004

4.1 Post Petition Senior Secured Promissory Note dated October 9, 2003 by and between eClickMD, Inc. and Gryphon Opportunities Fund I, LLC in the amount of $64,644

4.2 Security Agreement dated October 9, 2003 by and between eClickMD, Inc. and Gryphon Opportunities Fund I, LLC

4.3 Post Petition Senior Secured Promissory Note dated October 24, 2003 by and between eClickMD, Inc. and Gryphon Opportunities Fund I, LLC in the amount of $50,000

4.4 Security Agreement dated October 24, 2003 by and between eClickMD, Inc. and Gryphon Opportunities Fund I, LLC

4.5 Post Petition Senior Secured Promissory Note dated November 13, 2003 by and between eClickMD, Inc. and Gryphon Opportunities Fund I, LLC in the amount of $64,074

4.6 Security Agreement dated November 13, 2003 by and between eClickMD, Inc. and Gryphon Opportunities Fund I, LLC

4.7 Post Petition Senior Secured Promissory Note dated December 17, 2003 by and between eClickMD, Inc. and York Avenue Holding Company in the amount of $66,000

4.8 Security Agreement dated December 17, 2003 by and between eClickMD, Inc. and Gryphon Opportunities Fund I, LLC

31.1 Certification by Neil S. Burley, Chief Financial Officer, pursuant to 18 USC Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification by Robert Woodrow, President, Chief Operating Officer and Director, pursuant to 18 USC Section 1350, as adopted pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certifications by Robert Woodrow, President, Chief Operating Officer and Director and Neil S. Burley, Chief Financial Officer, pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference to the Company's original registration statement on Form 10-SB, filed with the Securities Exchange Commission on January 11, 1999, File No. 0-29804.

(2) Incorporated by reference to the Company's Form 8-K, filed with the Securities and Exchange Commission on December 15, 2003, File No. 0-29804.

         B.   Reports on Form 8-K

              (a) On December 15, 2003 the Company filed a form 8-K, dated December 15, 2003 reporting under Item 3 that its Joint Plan of Reorganization (Dated August 5, 2003, as amended by the Bankruptcy Court's Confirmation Order dated December 5, 2003) was confirmed on December 2, 2003 and became effective on December 15, 2003.

                          SecureCare Technologies, Inc.
                   (formerly eClickMD, Inc.) and Subsidiaries

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                            Page
                                                                            ----

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS.......................... F-1

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets at December 31, 2003 and 2002................... F-2

Consolidated Statements of Operations for the years
   ended December 31, 2003 and 2002......................................... F-4

Consolidated Statement of Changes in Shareholders' Deficit for
   the years ended December 31, 2003 and 2002............................... F-5

Consolidated Statements of Cash Flows for the years ended
   December 31, 2003 and 2002............................................... F-7

Notes to Consolidated Financial Statements.................................. F-9

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
SecureCare Technologies, Inc.
(formerly eClickMD, Inc.) and Subsidiaries

We have audited the accompanying consolidated balance sheets of SecureCare Technologies, Inc. (formerly eClickMD, Inc.) and Subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of operations, changes in shareholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SecureCare Technologies, Inc. (formerly eClickMD, Inc.) and Subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As described in Note B, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced recurring losses and has liabilities significantly in excess of assets at December 31, 2003. The Company has generated recurring negative cash flows from operations. Additionally, on May 13, 2003, the Company filed a voluntary petition under Chapter 11 of Title 11 of the United States Bankruptcy Code. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Unless the Company obtains additional financing, it will not be able to meet its obligations as they come due and it will be unable to execute its long-term business plan. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KBA Group LLP
Dallas, Texas
April 9, 2004

                          SecureCare Technologies, Inc.
                   (formerly eClickMD, Inc.) and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2003 and 2002


                                     ASSETS
                                     ------

                                                                  2003       2002
                                                                --------   --------
Current assets
   Cash and cash equivalents                                    $  2,500   $ 85,204
   Accounts receivable - trade, net of allowance for doubtful accounts of $3,000 and $29,843 at December 31, 2003 and
     2002, respectively                                           16,767      7,590
   Other current assets                                            3,500     11,645
                                                                --------   --------
       Total current assets                                       22,767    104,439

Property and equipment, net of accumulated depreciation and
   amortization of $301,058 and $451,874 at December 31, 2003
   and 2002, respectively                                          2,593    107,088
Deferred financing fees, net of accumulated amortization of
   $85,654 and $78,345 at December 31, 2003 and 2002,
   respectively                                                       --      7,309
Other assets                                                       5,851     10,414
                                                                --------   --------

       Total assets                                             $ 31,211   $229,250
                                                                ========   ========

The accompanying notes are an integral part of these consolidated financial statements.

                          SecureCare Technologies, Inc.
                   (formerly eClickMD, Inc.) and Subsidiaries

                     CONSOLIDATED BALANCE SHEETS - CONTINUED
                           December 31, 2003 and 2002



                      LIABILITIES AND SHAREHOLDERS' DEFICIT
                      -------------------------------------

                                                                      2003            2002
Liabilities not subject to compromise                             ------------    ------------
 Current liabilities
    Current notes payable to related parties                      $    610,490    $         --
    Accounts payable - trade                                           176,949              --
    Accrued payroll tax liabilities                                     50,465          16,378
    Accrued liabilities                                                118,843              --
    Customer deposits                                                       --           1,325
                                                                  ------------    ------------
      Total current liabilities                                        956,747          17,703

Liabilities subject to compromise                                           --       4,843,106

Shareholders' deficit
   Preferred stock - $0.001 par value;
    15,000,000 shares authorized, 0
    shares and 75 shares issued and
    outstanding at December 31, 2003 and
    2002, respectively, with a
    liquidation preference of $10,000 per share                             --              --
   Common stock - $0.001 par value; 50,000,000 shares
   authorized, 15,000,000 and 31,786,032 shares issued
    and outstanding at December 31, 2003 and 2002, respectively         15,000          31,786
   Additional paid-in capital                                        8,661,505       6,845,144
   Accumulated deficit                                              (9,602,041)    (11,508,489)
                                                                  ------------    ------------
      Total shareholders' deficit                                     (925,536)     (4,631,559)
                                                                  ------------    ------------

      Total liabilities and shareholders' deficit                 $     31,211    $    229,250
                                                                  ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                          SecureCare Technologies, Inc.
                   (formerly eClickMD, Inc.) and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the Years Ended December 31, 2003 and 2002

                                                             2003            2002
                                                         ------------    ------------
Revenues                                                 $    227,204    $    322,586

Operating expenses
   Cost of revenues                                           213,039         257,206
   Research and development costs                              58,793          58,460
   Selling, general and administrative                      1,120,040       2,073,288
   Bad debt expense                                            42,031         333,771
                                                         ------------    ------------

   Operating loss                                          (1,206,699)     (2,400,139)

Gain on debt settlement                                       397,672              --
Other income (expense)                                         68,645          (5,951)
Interest expense                                             (136,592)       (467,125)
                                                         ------------    ------------
   Income (loss) before reorganization items                 (876,974)     (2,873,215)
                                                         ============    ============

Reorganization items
   Gain on debt settlement                                  2,703,203              --
   Gain on rejected executory contract                        168,667              --
   Professional fees                                          (88,448)             --
                                                         ------------    ------------

   Net income (loss)                                     $  1,906,448    $ (2,873,215)
                                                         ============    ============

Net income (loss) per common share - basic and diluted   $       0.06    $      (0.10)
                                                         ============    ============

Weighted-average number of common shares outstanding -     31,343,387      29,945,600
   basic and diluted                                     ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                          SecureCare Technologies, Inc.
                   (formerly eClickMD, Inc.) and Subsidiaries

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER'S DEFICIT
                 For the Years Ended December 31, 2003 and 2002

                                                            Preferred Stock                Common Stock             Additional
                                                       ---------------------------   --------------------------      Paid-in-
                                                         Shares          Amount        Shares         Amount         Capital
                                                       -----------    ------------   -----------    -----------    -----------
Balance at December 31, 2001                                    --    $         --    25,682,052    $    25,682    $ 5,091,858
  Exercise of options for cash                                  --              --       452,000            452         68,548
  Conversion of notes payable                                   --              --     4,264,567          4,265        604,431
  Issuance of warrants in connection
    with debt financing                                         --              --            --             --         80,340
  Common stock issued with
    convertible debentures                                      --              --       637,413            637         95,828
  Issuance of stock options for services                        --              --            --             --         33,309
  Issuance of common stock for services                         --              --       750,000            750        219,250
  Write-off of receivables for the purchase of
    equity                                                      --              --            --             --             --
  Issuance of preferred stock in connection
    with private placement                                      75              --            --             --        750,000
  Direct expenses incurred in connection with
    the issuance of equity                                      --              --            --             --        (98,420)
  Net loss for the year                                         --              --            --             --             --
                                                       -----------    ------------   -----------    -----------    -----------
Balance at December 31, 2002                                    75              --    31,786,032         31,786      6,845,144

  Issuance of common stock for services                         --              --       262,500            263         32,987
  Issuance of preferred stock for conversion
    of notes payable                                            14              --            --             --        143,200
  Issuance of warrants in connection with conversion
    of debt to preferred stock                                  --              --            --             --          8,147
  Cancellation of stock in connection with
    reorganization                                             (89)             --   (32,048,532)       (32,049)        10,683
  Issuance of common stock in connection with
    reorganization                                              --              --    15,000,000         15,000      1,621,344

  Net income for the year                                       --              --            --             --             --
                                                       -----------    ------------   -----------    -----------    -----------
  Balance at December 31, 2003                                  --    $         --    15,000,000    $    15,000    $ 8,661,505
                                                       ===========    ============   ===========    ===========    ===========

The accompanying notes are an integral part of this consolidated financial statement.

                          SecureCare Technologies, Inc.
                   (formerly eClickMD, Inc.) and Subsidiaries

          CONSOLIDATED STATEMENTS OF SHAREHOLDER'S DEFICIT - CONTINUED
                 For the Years Ended December 31, 2003 and 2002

                                                  Accumulated       Notes
                                                    Deficit       Receivable        Total
                                                 ------------    ------------    ------------
Balance at December 31, 2001                     $ (8,635,274)   $   (275,794)   $ (3,793,528)
  Exercise of options for cash                             --              --          69,000
  Conversion of notes payable                              --              --         608,696
  Issuance of warrants in connection
    with debt financing                                    --              --          80,340
  Common stock issued with
    convertible debentures                                 --              --          96,465
  Issuance of stock options for services                   --              --          33,309
  Issuance of common stock for services                    --              --         220,000
  Write-off of receivables for the purchase of
    equity                                                 --         275,794         275,794
  Issuance of preferred stock in connection
    with private placement                                 --              --         750,000
  Direct expenses incurred in connection with
    the issuance of equity                                 --              --         (98,420)
  Net loss for the year                            (2,873,215)             --      (2,873,215)
                                                 ------------    ------------    ------------
Balance at December 31, 2002                      (11,508,489)             --      (4,631,559)
  Issuance of common stock for services                    --              --          33,250
  Issuance of preferred stock for conversion
    of notes payable                                       --              --         143,200
  Issuance warrants in connection with stock
    conversions                                            --              --           8,147
  Cancellation of stock in connection with
    reorganization                                         --              --         (21,366)
  Issuance of common stock in connection with
    reorganization                                         --              --       1,636,344

  Net income for the year                           1,906,448              --       1,906,448
                                                 ------------    ------------    ------------
  Balance at December 31, 2003                   $ (9,602,041)   $         --    $   (925,536)
                                                 ============    ============    ============

The accompanying notes are an integral part of this consolidated financial statement.

                          SecureCare Technologies, Inc.
                   (formerly eClickMD, Inc.) and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 2003 and 2002

                                                                2003           2002
                                                             -----------    -----------
Cash flows from operating activities
  Net income (loss)                                          $ 1,906,448    $(2,873,215)
  Adjustments to reconcile net income (loss) to net cash
  used in operating activities:
   Depreciation and amortization of property and equipment        94,203        155,867
   Bad debt expense                                               42,031        333,769
   Gain on change in accounting estimate                          68,645             --
   Gain on debt settlement                                    (3,338,187)        (6,240)
   Stock issued for services                                      33,250        220,000
   Fair value of stock options issued for services                    --         33,309
   Write-off of receivable for the purchase of equity                 --        275,794
   Warrants issued for conversion of debt to preferred
     stock                                                         8,147             --
   Amortization of deferred financing fees                         7,131         78,345
   Amortization of debt discount                                   9,769         97,862
   Litigation settlement                                              --         30,000
Increases and decreases in working capital accounts:
   Accounts receivable - trade                                   (51,208)      (324,817)
   Other current assets                                            8,145         (5,843)
   Other assets                                                   (4,341)       (10,415)
   Customer deposits                                                  --          1,325
   Accounts payable - trade                                      215,355        316,800
   Accrued liabilities                                            72,521         42,648
                                                             -----------    -----------
    Cash flows used in operating activities                     (928,091)    (1,634,811)

Cash flows from investing activities
   Purchases of property and equipment                            (4,121)       (10,641)

Cash flows from financing activities
   Payments on capital lease obligation                          (12,865)       (43,095)
   Payments on convertible notes payable and debentures               --        (18,000)
   Cash paid for financing fees                                       --        (61,478)
   Borrowings on convertible notes payable and debentures             --        607,059
   Borrowings from related parties                                13,130         54,100
   Borrowings on notes payable (including $869,591 and
     $21,377 from related parties in 2003 and 2002,
     respectively, including post-petition amount of
     $610,490 in 2003)                                           869,591        260,377
   Payments on notes payable                                     (20,348)       (79,109)
   Proceeds from the issuance of preferred stock                      --        750,000
   Expenses incurred in connection with the issuance
     of equity                                                        --        (98,420)
   Exercise of stock options                                          --         69,000
                                                             -----------    -----------
     Cash flows provided by financing activities                 849,508      1,440,434

                          SecureCare Technologies, Inc.
                   (formerly eClickMD, Inc.) and Subsidiaries

                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                 For the Years Ended December 31, 2003 and 2002

                                                              2003           2002
                                                          ------------   ------------
Net decrease in cash and cash equivalents                      (82,704)      (205,018)

Cash and cash equivalents, beginning of year                    85,204        290,222
                                                          ------------   ------------
Cash and cash equivalents, end of year                    $      2,500   $     85,204
                                                          ============   ============


Supplemental disclosures for cash flow information:
  Cash paid during the year for:
    Interest                                              $      3,320   $     18,968
                                                          ============   ============

Supplemental Schedule Of Noncash Investing And
Financing Activities:
  Conversion of notes payable and accrued interest
  to preferred stock                                      $    143,200   $         --
                                                          ============   ============
  Conversion of notes payable and accrued interest
  to common stock in connection with reorganization       $  1,614,978   $    608,696
                                                          ============   ============

  Warrants issued in connection with convertible
  debentures  recorded as debt discount                   $         --   $     80,340
                                                          ============   ============

  Common stock issued in connection with convertible
  debentures                                              $         --   $     96,465
                                                          ============   ============

  Refinancing of equipment through capital lease          $         --   $    239,039
                                                          ============   ============

  Refinancing of accounts payable through notes payable   $         --   $     64,618
                                                          ============   ============

  Refinancing of accounts payable through the issuance
  of convertible notes payable                            $         --   $     53,237
                                                          ============   ============

The accompanying notes are an integral part of these consolidated financial statements.

                          SecureCare Technologies, Inc.
                   (formerly eClickMD, Inc.) and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2003 and 2002

NOTE A - BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF THE BUSINESS
----------------------

SecureCare Technologies, Inc. (formerly eClickMD, Inc.) (the Company or SecureCare), a Nevada corporation incorporated on May 12, 1999, provides electronic transmittal, processing and data storage services for the healthcare industry. The Company markets its services to customers throughout the United States. The Company currently operates from locations in Texas and Michigan.

On May 13, 2003 (the Commencement Date) the Company filed a voluntary petition under Chapter 11 of Title 11 of the United States Bankruptcy Code (the Bankruptcy Code) in the United States Bankruptcy Court for the Western District of Texas (the Bankruptcy Court), Case No. 03-12387. During the course of its Chapter 11 proceeding, the Company operated its business and managed its assets as a debtor-in-possession pursuant to sections 1107(a) and 1108 of the Bankruptcy Code.

On August 6, 2003, the Company filed a proposed Disclosure Statement and Joint Plan of Reorganization, dated August 5, 2003, (the Plan) with the Bankruptcy Court. On October 23, 2003, after notice and a hearing, the Bankruptcy Court signed the Disclosure Statement Order, approving the Company's Disclosure Statement. On October 24, 2003, the Debtors (as defined in the Plan) commenced the solicitation of holders of claims entitled to vote to accept or reject the Plan. On December 2, 2003, after notice and a hearing, the Bankruptcy Court entered its Findings of Fact, Conclusions of Law and Order confirming the Debtor's Joint Plan of Reorganization dated as of August 5, 2003 (the "Confirmation Order"). The Plan became final and non-appealable on December 13, 2003. The Effective Date of the Plan is December 15, 2003.

The following is a summary of the material features of the Plan. Among other things, the Plan generally provided that all existing equity interests and rights in the Debtor would be cancelled. The Debtor's (as defined by the Plan) sole Secured Creditor (as defined by the Plan) received Ninety Seven and One-Half Percent (97.50%) of the New Common Shares of the reorganized Debtor. Unsecured Creditors received Two and One-Half Percent (2.50%) of the New Common Shares of the reorganized Debtor, a cash dividend equal to Two and One-Half Percent (2.50%) of the amount of their Allowed Claim (as defined by the Plan), and an assignment of the Debtor's rights under a pre-petition judgment in the amount of approximately $1 million, entered in favor of the Debtor. Equity interest holders in the Debtor each received 150 shares of new common stock (after adjusting for the 1.5 for 1 forward stock split), regardless of the size of their pre-petition equity interests. Post-Petition secured loans to the Debtor shall continue for one (1) year following the Confirmation Date in accordance with the terms of the Court's Order Authorizing Post-Petition Financing, and pursuant to the forms of Post-Petition Senior Secured Promissory Notes.

Since the bankruptcy did not effect a change in control, the Company did not meet the requirements for fresh-start reporting. Accordingly, all assets and liabilities are reflected in the accompanying Balance Sheet at December 31, 2003 at their historical value.

PRINCIPLES OF CONSOLIDATION
---------------------------

The accompanying consolidated financial statements include the accounts of SecureCare Technologies, Inc. (formerly eClickMD, Inc.), and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

CASH EQUIVALENTS
----------------

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

                          SecureCare Technologies, Inc.
                   (formerly eClickMD, Inc.) and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2003 and 2002

NOTE A - BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS
-------------------------------------------------------

Trade accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectibility of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. The Company's accounts receivable are not secured. If the financial condition of the Company's customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management's assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.

PROPERTY AND EQUIPMENT
----------------------

Property and equipment are recorded at cost. The Company provides for depreciation of its property and equipment using the straight-line method over the estimated useful life of the depreciable assets ranging from three to five years. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized.

Depreciation and amortization expense for the years ended December 31, 2003 and 2002 was $94,203 and $155,867, respectively.

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

Because the Company believes that its current process for developing software is essentially completed concurrently with the establishment of technological feasibility, no software development costs have been capitalized as of December 31, 2003.

DEFERRED FINANCING FEES
-----------------------

Deferred financing fees related to the notes payable are amortized on a straight-line basis over the term of the notes payable ranging from three to six months. Any deferred financing fees related to notes that are paid early or converted to equity are written off or charged to equity, respectively. Deferred financing fees have been fully amortized at December 31, 2003.

                          SecureCare Technologies, Inc.
                   (formerly eClickMD, Inc.) and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2003 and 2002

NOTE A - BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

REVENUE RECOGNITION
-------------------

The Company recognizes revenue in accordance with AICPA SOP 97-2, "Software Revenue Recognition" and SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." These statements provide guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. In applying these statements, the Company recognizes software license fees upon meeting the following four criteria: execution of the signed contract, delivery of the underlying products to the customer and the acceptance of such products by the customer, determination that the software license fees are fixed or determinable, and determination that collection of the software license fees is probable. In instances when any one of the four criteria is not met, the Company will either defer recognition of the software license revenue until the criteria are met or will recognize the software license revenue on a ratable basis, as required by SOPs 97-2 and 98-9. Training, Set-up Fees and other one-time charges are not material.

INCOME (LOSS) PER COMMON SHARE
------------------------------

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding for the year. There were no dilutive common stock equivalents outstanding for the year ended December 31, 2003. Common stock equivalents have been excluded from the computation since such inclusion would have an anti-dilutive effect for the year ended December 31, 2002.

LONG-LIVED ASSETS
-----------------

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the net asset exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

ADVERTISING COSTS
-----------------

All costs associated with advertising are expensed in the period incurred. Advertising expense totaled $9,061 and $7,872 for the years ended December 31, 2003 and 2002, respectively.

                          SecureCare Technologies, Inc.
                   (formerly eClickMD, Inc.) and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2003 and 2002

NOTE A - BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

STOCK-BASED COMPENSATION
------------------------

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure -- an Amendment of FASB Statement No. 123". Under APB Opinion No. 25, compensation expense for employees is based on the excess, if any, on the date of grant, between the fair value of the Company's stock over the exercise price

Had the Company determined compensation based on the fair value at the grant date for its stock options under SFAS No. 123, as amended by SFAS No. 148, net income (loss) and income (loss) per share would have been changed as indicated below:

                                                    Year ended     Year ended
                                                    December 31,   December 31,
                                                        2003           2002
                                                    -----------    -----------

Net income (loss) attributable to common
   stockholders, as reported                        $ 1,906,448    $(2,873,215)
Add: Stock-based employee compensation,
   expense (credit) included in reported
   net income (loss)                                         --             --
Deduct: Stock-based employee compensation
   expense determined under fair value
   based method                                        (220,671)       (52,409)
                                                    -----------    -----------
Pro forma net income (loss)                         $ 1,685,777    $(2,925,624)
                                                    ===========    ===========

Net income (loss) per share --
   Basic and diluted:
   As reported                                      $       .09    $      (.10)
                                                    ===========    ===========
   Pro forma                                        $       .08    $      (.10)
                                                    ===========    ===========

Compensation cost is reflected over the options' vesting period of 3 to 5 years.

                          SecureCare Technologies, Inc.
                   (formerly eClickMD, Inc.) and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2003 and 2002

NOTE A - BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

STOCK-BASED COMPENSATION (Continued)
------------------------------------

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 as amended and Emerging Issues Task Force (EITF) Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty's performance is complete or the date on which it is probable that performance will occur.

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

NOTE B - GOING CONCERN

The consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern. The Company sustained net operating losses of $1,206,699 and $2,400,139 during the years ended December 31, 2003 and 2002, respectively, and has accumulated losses through December 31, 2003 of $9,602,041. Cash used in operating activities for the same periods aggregated $928,091 and $1,634,811, respectively. Total liabilities at December 31, 2003 of $956,747 exceed total assets of $31,211. As of the date of this report, the Company is unable to meet all of its short-term obligations as they fall due because of shortages of cash. As described in Note A, on May 13, 2003 the Company filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Western District of Texas. The Company emerged from bankruptcy on December 15, 2003; however, the Company's continued existence depends upon the success of management's efforts to raise additional capital necessary to meet the Company's obligations as they come due, and to obtain sufficient capital to execute its business plan. The Company intends to obtain capital primarily through issuances of debt or equity. There can be no degree of assurance that the Company will be successful in completing additional financing transactions.

The consolidated financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or classification of liabilities which may result from the inability of the Company to continue as a going concern.

NOTE C - OTHER CURRENT ASSETS

Other current assets at December 31, 2003 consist of a deposit to the Texas State Comptroller to have the Company's State Sales Tax License reinstated. The deposit will be refunded on May 7, 2004. Other current assets at December 31, 2002 consist of prepaid expenses.

                          SecureCare Technologies, Inc.
                   (formerly eClickMD, Inc.) and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2003 and 2002

NOTE D - PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2003 and 2002 consists of the following:

                                                          2003          2002
                                                       ----------    ----------
Computer equipment and software                        $  272,774    $  528,085
Furniture and office equipment                             10,054        10,054
Automobiles                                                20,823        20,823
                                                       ----------    ----------
                                                          303,651       558,962

Less: accumulated depreciation and amortization          (301,058)     (451,874)
                                                       ----------    ----------
Net property and equipment                             $    2,593    $  107,088
                                                       ==========    ==========
NOTE E - OTHER ASSETS

Other assets consists of the following at December 31, 2003 and 2002:

                                                          2003          2002
                                                       ----------    ----------
                  Rent deposit                         $    5,851    $    5,851
                  Sales tax license deposit                    --         3,500
                  Other assets                                 --         1,063
                                                       ----------    ----------
                                                       $    5,851    $   10,414
                                                       ==========    ==========
NOTE F - LINE OF CREDIT

The Company renewed its revolving credit agreement during June 2002 extending the maturity date to December 22, 2002. Subsequent to the Company's bankruptcy filing on May 13, 2003, the guarantor repaid the balance of the revolving credit agreement in full. The resulting gain of $381,797, (which includes accrued interest of $21,797) is included in "gain on debt settlement" in the accompanying consolidated statement of operations for the year ended December 31, 2003.

                          SecureCare Technologies, Inc.
                   (formerly eClickMD, Inc.) and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2003 and 2002

NOTE G - NOTES PAYABLE

Notes payable at December 31, 2003 and 2002 consist of the following:

                                                               2003       2002
                                                             --------   --------

Note payable to bank, payable in full in
   October 2002 (due on demand)
   at 10.5%, unsecured                                       $     --   $ 15,000

Note payable to shareholder, at 12% with
   principal and interest due on demand,
   collateralized by intellectual property of
   the Company                                                     --    123,354

Note payable to shareholder, at 12% with
   principal and interest due May 2003,
   collateralized by intellectual property
   of the Company                                                  --     69,810

Note payable to creditor, payable in monthly
   installments through March 2003 at 12%,
   unsecured                                                       --     31,233

Note payable to employee, payable on demand at 10%,
   unsecured                                                       --     27,083

Note payable to financial institution at 6%,
   due on demand, unsecured                                        --    100,000

Note payable to financial institution at 6%,
   due on demand, unsecured                                        --    100,000

Note payable to creditor, payable in monthly
   installments through December 2004 at 6%,
   unsecured                                                       --     55,517

Non-interest bearing note payable to creditor,
   payable in monthly installments
   through May 2004, unsecured
                                                                   --     30,000
Note payable to creditor, payable in monthly
   installments through December 2003 at 12%,
   unsecured                                                       --     53,238

Note payable to related party bearing interest at 5%,
   due on demand, unsecured                                    49,970         --

Note payable to related party bearing interest at 5%,
   due on demand, unsecured                                    89,072         --

                          SecureCare Technologies, Inc.
                   (formerly eClickMD, Inc.) and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2003 and 2002

NOTE G - NOTES PAYABLE (Continued)

Note payable to related party bearing interest at 5%,
   due on demand, unsecured                                  70,494          --

Note payable to related party bearing interest at 5%,
   due on demand, unsecured                                  89,084          --

Note payable to related party bearing interest at 5%,
   due on demand, unsecured                                  67,152          --

Note payable to related party bearing interest at 5%,
   due on demand, unsecured                                  64,644          --

Note payable to related party bearing interest at 5%,
   due on demand, unsecured                                  50,000          --

Note payable to related party bearing interest at 5%,
   due on demand, unsecured                                  64,074          --

Note payable to related party bearing interest at 5%,
   due on demand, unsecured                                  66,000          --
                                                           --------    --------

                                                            610,490     605,235
Less amounts reclassified to "Liabilities Subject
To Compromise"                                                   --    (605,235)
                                                           --------    --------
                                                            610,490          --
Less current maturities                                    (610,490)         --
                                                           --------    --------

Long term debt                                             $     --    $     --
                                                           ========    ========

                          SecureCare Technologies, Inc.
                   (formerly eClickMD, Inc.) and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2003 and 2002

NOTE H - REORGANIZATION AND LIABILITIES SUBJECT TO COMPROMISE

At December 31, 2002, the principal categories of claims classified as liabilities subject to compromise under reorganization proceedings, totaling $4,843,106 are identified below. Effective December 15, 2003, the Company's Plan of Reorganization was approved, and the liabilities subject to compromise were settled in accordance with the Plan.

                                                          December 31,
                                                              2002
                                                          ------------
       Line of credit                                     $    360,000
       Notes payable                                           605,235
       Convertible notes and debentures                      2,019,060
       Payable to related parties                              435,593
       Accounts payable                                        858,060
       Capital lease obligations                               195,945
       Accrued liabilities                                     369,213
                                                          ------------

                                                          $  4,843,106
                                                          ============

Principal and interest payments may not be made on pre-petition unsecured debt without Bankruptcy Court approval or until a plan of reorganization defining the repayment terms has been confirmed. The total interest on the pre-petition unsecured debt that was not charged to earnings for the period from May 14, 2003 to December 31, 2003 was $154,752. Such interest was not accrued as the Bankruptcy Code generally disallows the payment of interest that accrues post-petition with respect to pre-petition unsecured claims.

In its Bankruptcy filings, as of May 13, 2003, the Company reported total liabilities subject to compromise and other priority claims of $4,746,380. Certain liabilities subject to compromise were settled in the normal course of business between the filing date and the effective date of the Plan (December 15, 2003). On the effective date, liabilities subject to compromise and other priority claims totaled $4,132,699.

Under the terms of the Plan, each allowed unsecured claim holder (accounts payable-trade of $561,841 and other unsecured debt of $1,869,518) was allowed a cash distribution equal to approximately two and one-half percent of the allowed claim, or approximately $60,784, which was paid on the Distribution Date, as defined in the Plan. This amount is included in accrued liabilities at December 31, 2003, reflecting the accrual for the cash distribution.

In addition, under the terms of the Plan, the secured debt totaling $1,614,978, was converted to 14,625,000 shares of common stock totaling approximately ninety-seven and one-half percent (97.5%) of the 15,000,000 shares of common stock in the approved Plan (after adjusting for the 1.5 for 1 stock split).

At December 31, 2003, administrative claims totaling $86,362 were included in accrued payroll tax liabilities and accrued liabilities. Payment of these administrative claims commenced no earlier than 60 days after the effective date of the Plan.

                          SecureCare Technologies, Inc.
                   (formerly eClickMD, Inc.) and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2003 and 2002

NOTE I - CONVERTIBLE NOTES AND DEBENTURES

The Company issued $100,000 of convertible notes in 1999 with a conversion rate of $2.00 per share (pre split), $585,000 of convertible notes in 2000 with a conversion rate equal to the principal plus accrued interest at the conversion date divided by the price per share of equity instruments sold in the next financing transaction, $608,695 of convertible notes in 2001 with a conversion rate equal to the lower of $1.00 per share of common stock (pre split) or 80 percent of the fair market value of the common stock, $128,075 of convertible notes in 2001 with a conversion rate equal to the lesser of a 12.5% discount to the market price or $1.50 per share (pre split), and $607,059 of convertible notes in 2002 with a conversion rate equal to the lower of $1.25 per share of common stock (pre split) or 150% of the fair market value of the common stock. Upon approval of the Bankruptcy Plan on December 15, 2003 all convertible notes were settled in accordance with the Plan.

NOTE J - LEASE COMMITMENTS

The Company leases its office facilities and certain office equipment under various non-cancelable operating lease agreements which expire through November 30, 2004. Rent expense totaled $52,208 and $63,315 for the years ended December 31, 2003 and 2002, respectively.

Future minimum lease payments under non-cancelable operating leases at December 31, 2003 are as follows:

                2004                                      $  61,441
                                                          =========

NOTE K - CAPITAL LEASE OBLIGATION

During April 2002, the Company refinanced accounts payable related to purchased equipment in the amount of $239,039 through a capital lease with a financing company. The assets and liabilities related to the equipment under capital lease were recorded at the lower of the present value of the minimum lease payment or the fair value of the asset at December 31, 2002. This capital lease agreement was rejected during 2003 as part of the bankruptcy process. Accordingly, the Company recognized a gain on debt settlement totaling $168,667 upon effectiveness of the Plan.

NOTE L - INCOME TAXES

At December 31, 2003 and 2002 deferred tax assets and liabilities are comprised of the following:

                                                    2003              2002
                                                 -----------      -----------

Current deferred tax asset                       $     1,020      $     7,490
Non-current deferred tax asset                       490,221        3,091,539
Less: valuation allowance                           (491,241)      (3,099,029)
                                                 -----------      -----------

Net deferred tax asset                           $        --      $        --
                                                 ===========      ===========

                          SecureCare Technologies, Inc.
                   (formerly eClickMD, Inc.) and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2003 and 2002

NOTE L - INCOME TAXES (Continued)

Non-current deferred tax assets principally result from net operating losses. The current deferred tax asset results from the allowance for doubtful receivables which is not currently deducted for federal tax reporting purposes. The deferred tax assets have a 100% valuation allowance due to the uncertainty of generating future taxable income.

Differences between the statutory federal income tax rate and the effective rate for the years ended December 31, 2003 and 2002 are as follows:

                                                   2003           2002
                                                  -----          -----

        Income tax provision at statutory rate     34.0%          34.0%
        Permanent differences                      98.4            0.0
        Change in valuation allowance            (132.6)         (32.4)
        Amortization of beneficial conversion       0.2           (1.0)
        Stock compensation                          0.0           (0.4)
        Other                                       0.0           (0.2)
                                                  -----          -----
                                                    0.0%           0.0%
                                                  =====          =====

The Company has a net operating loss carryover of approximately $1,442,000 at December 31, 2003. All net operating losses of the Company were eliminated through the bankruptcy process. Accordingly, the net operating loss at December 31, 2003 consists of losses that were generated subsequent to the bankruptcy filing. The net operating loss carryover, which is subject to annual limitations as prescribed by the Internal Revenue Code, will expire in 2023.

NOTE M - SHAREHOLDERS' DEFICIT

Pursuant to the Placement Agency Agreement dated September 30th, 2002 with Gryphon Financial Securities Corporation (the Placement Agent), the Company issued an aggregate of 75 shares of Series A Preferred Stock at $10,000 per share.

The holders of the Series A Convertible Preferred Stock, par value $.001, stated value $10,000 per share, voted together with the common stock holders as a single class with each preferred share having the number of votes equal to the largest whole number of shares of Common Stock into which such Preferred Share could be converted, at the record date for the determination of the shareholders entitled to vote on such matters. Subject to certain anti-dilution adjustments, the conversion price of each Preferred Share was to be $0.50. In the event of a liquidation of the Company, the holders of the Preferred Shares would be entitled to receive out of the assets of the Company, legally available for distribution therefrom, before any amount shall be paid to holders of any of the capital stock of the Company of any class junior in rank to the Preferred Shares in respect of the preferences as to the distributions and payments on the liquidation, dissolution, winding up of the Company, an amount equal to $10,000 per Preferred Share subject to certain adjustments. All shares of Common Stock were of junior rank to all Preferred Shares as to the preferences and distributions and payments upon liquidation, dissolution and winding up of the Company. The rights of the shares of Common Stock were subject to the preferences and relative rights of the Preferred Shares. All of the outstanding Preferred Shares were canceled during 2003 as part of the bankruptcy proceedings.

                          SecureCare Technologies, Inc.
                   (formerly eClickMD, Inc.) and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2003 and 2002

NOTE M - SHAREHOLDERS' DEFICIT (Continued)

During the year ended December 31, 2002, $608,696 of convertible notes and debentures were converted to 4,264,567 shares of the Company's commons stock.

Additionally, during 2002 the Company issued 637,413 shares of common stock valued at $96,465 and warrants to purchase 591,884 shares of common stock valued at $80,340 associated with the issuance of convertible notes and debentures and recognized expense of $33,309 related to stock options granted for services in a prior period. The Company issued 452,000 shares of common stock as a result of the exercise of stock options for cash totaling $69,000. In addition, the Company issued 375,000 shares of common stock for financial consulting services and 375,000 shares of common stock for compensation services valued at $187,500 and $32,500, respectively. Receivables for the purchase of equity from directors, officers, employees and contractors totaling $275,794 were determined to be uncollectible and written off to operations during the third quarter of 2002. In the fourth quarter of 2002, the Company issued 75 shares of preferred stock for $750,000 and incurred $98,420 of expenses related to the issuance of the preferred stock.

     During 2003, the Company issued 262,500 shares of common stock as compensation for services valued at $33,250. The Company received proceeds from new notes payable totaling $143,200, bearing interest at 6% per annum. Subsequently, the Company agreed to convert $143,200 of debt into 1.43 units of the Company's Series A preferred stock. Each unit consisted of 10 shares of the company's Series A Convertible Preferred Stock for a total of 14 shares. Additionally, upon conversion, the Company issued warrants to purchase 143,200 shares of common stock valued at $8,147. Upon approval of the bankruptcy plan on December 15, 2003 all outstanding stock was cancelled. Additionally upon approval of the bankruptcy plan the Company issued 10,000,000 shares of common stock. On January 19, 2004 the Board of Directors approved a 1.5 for 1 stock split, the effects of which have been pushed back to be reflected for all periods presented in the accompanying consolidated financial statements. Accordingly, at December 31, 2003, there were 15,000,000 shares of common stock outstanding.

NOTE N - STOCK OPTIONS AND WARRANTS

Upon approval of the bankruptcy Plan on December 15, 2003 (See Note A), all outstanding options were cancelled. Accordingly, no options or warrants are outstanding at December 31, 2003.

                          SecureCare Technologies, Inc.
                   (formerly eClickMD, Inc.) and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2003 and 2002

NOTE N - STOCK OPTIONS AND WARRANTS (Continued)

A summary of changes in the Company's options and purchase warrants follows:

                                 Compensatory            Non Compensatory     Combined Total
                            ----------------------    ----------------------  --------------

                                         Weighted                  Weighted
                             Options      Average      Options      Average
                               and       Exercise        and       Exercise
                            Warrants       Price      Warrants       Price       Options
                            ---------    ---------    ---------    ---------    ---------
Outstanding at 12/31/01     6,335,243       0.51        899,759       2.61      7,235,002

Granted                     1,918,242       0.93      1,701,885       1.37      3,620,127
Exercised                    (470,000)      0.02             --         --       (470,000)
Forfeited                    (825,000)      0.002            --         --       (825,000)
                            ---------                 ---------                 ---------

Outstanding at 12/31/02     6,958,485       0.86      2,601,644       1.52      9,560,129

Granted                        30,000       0.86        143,200       1.50        173,200
Exercised                          --         --             --         --             --
Cancelled                  (6,988,485)      0.86     (2,744,844)      1.50     (9,733,329)
                            ---------                 ---------                 ---------
Outstanding at 12/31/03            --         --             --         --             --
                            =========                 =========                 =========

The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), in accounting for its compensatory options. The options granted in 2003 and 2002 have exercise prices which approximate or exceed fair value and, accordingly, no compensation cost has been recognized for its compensatory stock options in these financial statements.

The weighted average grant date fair value of options granted during 2003 and 2002 was $0.08 and $0.14, respectively.

The following weighted-average assumptions for stock options granted during fiscal years 2003 and 2002 were used:

                                            2003         2002
                                         ---------    ---------

Expected dividend yield                          0%           0%
Stock price volatility                         171%         164%
Risk-free interest rate                        4.5%         4.5%
Expected option term                     3-5 years    4-5 years

                          SecureCare Technologies, Inc.
                   (formerly eClickMD, Inc.) and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2003 and 2002

NOTE O - RELATED PARTY TRANSACTIONS

The payable to related parties included in "Liabilities Subject to Compromise" of $435,593 at December 31, 2002 includes accrued officer compensation of $371,543.

Two former shareholders, directors and officers of the Company also own stock of Centratex, Inc. (Centratex) and are also officers of that company. During 2002, Centratex incurred expenses on behalf of SecureCare Technologies, Inc. (formerly eClickMD, Inc.) Centratex is a company owned by Marion Robert Rice, the Company's former CEO and Andy McBee, a former director of the Company. The Company had recorded an account payable to Centratex in the amount of $19,284 at December 31, 2002. This amount was cancelled upon approval of the Plan of Reorganization on December 15, 2003.

In October 2000, the Company borrowed $155,000 from Marion Robert Rice, the Company's Chief Executive Officer. The note which bore interest at 10% matured in 2001. The note was collateralized by intellectual property of the company. In the third quarter of 2001, the note, plus accrued interest of $14,810 was exchanged for short-term and long-term notes payable of $100,000 (12% interest, 12 month note) and $69,810 (12 % interest, 18 month note), respectively. Both of these notes were still outstanding as of December 31, 2002, but were cancelled on December 15, 2003 upon approval of the Plan of Reorganization.

As of December 15, 2003, the effective date of the Plan of Reorganization, Gryphon Opportunities Fund I, LLC became the majority stockholder of eClick. Pursuant to an approved order of the United States Bankruptcy Court for the Western District of Texas, dated May 19, 2003 the Company issued 9 post petition current notes payable totaling $610,490 of which 8 notes were issued to Gryphon Opportunities Fund I, LLC totaling $544,490 and one note totaling $66,000 was issued to York Avenue Holding Company, an affiliate of Gryphon Opportunities Fund I, LLC. All of these notes are still outstanding as of December 31, 2003. For additional discussion of these notes, see NOTE G.

                          SecureCare Technologies, Inc.
                   (formerly eClickMD, Inc.) and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2003 and 2002

NOTE P - TREATMENT OF CERTAIN STOCK OPTIONS ISSUED FOR DISPUTED SERVICES

In July 2001, the Company issued stock options as retainers for services and as collateral for financing in connection with such services to Oxford Financial and Mark Anthony Christini which were subsequently converted into common stock. In September, 2001, the Company filed a complaint against Oxford Venture Fund, L.L.C. and Karim Rajani, an agent of Oxford Venture Fund, L.L.C., alleging the defendants had received Company stock options to purchase 412,500 shares as a retainer and for the purpose of collateralizing financing for the Company, and that the defendants then sold a portion of the stock thereby converting it to their own use instead of using it for collateral. The Company sought compensatory damages, exemplary damages and injunctive relief. The defendant's appeared for a hearing to argue against the Court's in personam jurisdiction over them as well as to argue against the need for injunctive relief. On September 14, 2001, the Court granted a temporary injunction against the defendants making sales of the Company's stock. At December 31, 2002, 2,700,000 shares were being restricted from transfer of which 900,000 shares were being held in certificate form by the transfer agent. The defendants filed their answer in this matter but refused to cooperate in discovery. As a sanction, the court struck the Defendants' pleadings. On November 13, 2002 the court entered a default judgment against the Defendants and called for a hearing on damages. The parties appeared through counsel of record. On November 26, 2002 the court Ordered, Adjudged and Decreed that SecureCare Technologies, Inc. (formerly eClickMD, Inc.) have and recover judgment of and against Oxford Venture Partners, LLC and Karim Rajani, jointly and severally, in the sum of $1,019,250 plus interest at the rate of 1.51 percent per annum from the date of judgment until paid; plus $250,000 in punitive damages; plus $19,000 in attorney's fees and all costs of suit. The Defendants have filed a notice of appeal and their appellate brief was due on May 5, 2003. As of this date, Defendants have not filed their brief and are at risk of defaulting on the appeal. The Court ordered the Defendants to return their SecureCare Technologies, Inc. (formerly eClickMD, Inc.) stock, to the United States Marshall in Austin, Texas. About half of the shares were returned and were to be sold at auction by the United States Marshall's office. Once the stock was sold, the proceeds were to be applied to the Judgment balance. All outstanding shares and options were cancelled on December 15, 2003 upon approval of the Plan of Reorganization by the bankruptcy court. SecureCare Technologies, Inc. (formerly eClickMD, Inc.) assigned its rights to this judgment to its unsecured creditors in accordance with the Plan of Reorganization.

NOTE Q - CONCENTRATIONS OF CREDIT RISK

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

At December 31, 2003 and 2002, no customers accounted for 10% or more of revenues. Additionally, at December 31, 2003 and 2002, one customer accounted for 16% and 29% of accounts receivable, respectively.

Cash is maintained in financial institutions which, at times, may exceed Federal Deposit Insurance Corporation insured amounts. However, the Company mitigates its risk by assuring that cash is maintained in high quality credit institutions

                          SecureCare Technologies, Inc.
                   (formerly eClickMD, Inc.) and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2003 and 2002

NOTE R - FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, Disclosure About Fair Value of Financial Instruments, requires disclosure about the fair value of all financial assets and liabilities for which it is practicable to estimate.

Lines of credit and other debt carrying values approximate fair values based on the borrowing rates currently available to the Company for loans with similar terms, and because of their short-term nature.

NOTE S - CONTINGENCIES

The Company was subject to various claims at December 31, 2002 arising in the normal course of business. At December 31, 2002, the Company had accrued approximately $166,000 relating to outstanding contingent liabilities.

The Company's Plan of Reorganization was approved on December 15, 2003. Accordingly, all potential contingencies outstanding at that date were released.

NOTE T - SUBSEQUENT EVENTS

On January 19, 2004, the Board of Director's of SecureCare Technologies, Inc. (formerly eClickMD, Inc.) approved a 1.5 for 1 forward Common Stock Split (the "Stock Split"). On January 19, 2004, the shareholder holding shares representing more than a majority of the shares of Common Stock entitled to vote consented in writing to the Stock Split. The Stock Split increased the number of shares of Common Stock issued and outstanding, as approved in The Plan, from 10,000,000 to 15,000,000.

On January 19, 2004, the Board of Director's of eClickMD, Inc. determined to change the name of the Company to SecureCare Technologies, Inc (SCTI). The purpose of the name change was to more accurately reflect the Company's present business and its activities as well as to facilitate the future development of its business. Approval of the name change required the affirmative consent of at least a majority of the outstanding shares of the Common Stock of the Company. The shareholder entitled to vote more than a majority of all the shares of Common Stock entitled to vote consented to the name change on January 19, 2004.

The Company filed an Amendment to its Corporate Charter with the State of Nevada on February 24, 2004 affecting the Stock Split and the name change of the Company to SecureCare Technologies, Inc.

On January 20, 2004, the Board of Directors approved the issuances of 2,350,000 shares of Common Stock of the Company to Directors, Officers and Employees of the Company and 2,000,000 shares of Common Stock as consulting shares pursuant to an agreement by and between the Company and Gryphon Financial Securities Corporation.

                          SecureCare Technologies, Inc.
                   (formerly eClickMD, Inc.) and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2003 and 2002

NOTE T - SUBSEQUENT EVENTS (Continued)

During February and March 2004, the Company raised an aggregate of $520,000 from seven (7) accredited investors (as defined in Rule 503 under the 1933 Act) to fund the Company's operations pending the completion of an Offering (the "Bridge Financing"). Investors in the Bridge Financing received $1.00 principal amount of 7.5% Senior Subordinated Note ("Notes") and one (1) share of Common Stock for each $1.00 that they purchased. The Notes are due on their second anniversary date, but may be extended at the option of the Company for an additional six (6) months. The Company must issue one share of Common Stock for each $4.00 principal and accrued interest on the Notes that are extended. Gryphon Financial Securities Corporation (the "Placement Agent") acted as placement agent in the Bridge Financing, which was conducted on a $200,000 or none basis, and received
(i) commissions of $41,600, (ii) an expense allowance of $5,200, (iii) five-year warrants to purchase 52,000 shares of Common Stock, at an exercise price of $1.00 per share, and (iv) a consulting agreement (related to the Bridge Financing and an Offering) that provided for the receipt of 2,000,000 shares of the Company's common stock valued at $2,000. In addition, a portion of an outstanding loan to the Company in the total principal amount of $24,800 was paid by the Company's allocation of $18,600 of the proceeds from the Bridge Financing to an affiliate of the Placement Agent. A majority-in-interest of the investors in the Bridge Financing have the right to demand registration of their Common Stock commencing September 8, 2004 and the Placement Agent will have piggy-back rights with respect to the 52,000 shares of the Common Stock underlying its warrants and the 2,000,000 shares, in any such registration statement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       SecureCare Technologies, Inc.

Date:  April 26, 2004                  By: /s/ NEIL BURLEY
                                           ------------------------------------
                                           Neil Burley,
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)

                                       By: /s/ ROBERT WOODROW
                                           ------------------------------------
                                           Robert Woodrow
                                           President, Chief Operating Officer
                                           and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


NAME                                        TITLE                  DATE SIGNED

By: /s/ NEIL BURLEY                Chief Financial Officer        April 26, 2004
    --------------------------     (Principal Financial and
    Neil Burley                    Accounting Officer)


By: /s/ ROBERT WOODROW             President, Chief Operating     April 26, 2004
    --------------------------     Officer and Director
    Robert Woodrow