Form 10QSB
period 2004-03-31
SECURECARE TECHNOLOGIES INC
filed 2004-06-10
CIK 18530

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          For Quarter Ended March 31, 2004 Commission File No. 0-29804

                          SecureCARE Technologies, Inc.

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

                                 YES [X] NO [ ]

As of March 31, 2004, there were 19,870,000 shares of common stock, $.001 par value, of the registrant issued and outstanding.

Transitional Small Business Disclosure Format (check one)

YES [ ] NO [X]

                          SecureCARE Technologies, Inc.
                                 MARCH 31, 2004
                                      INDEX


                                                                        Page No.
                                                                        --------
PART I          FINANCIAL INFORMATION

      Item 1.   Financial Statements

                Consolidated Balance Sheets as of March 31, 2004
                (unaudited) and December 31, 2003                           2

                Consolidated Statements of Operations (unaudited) for
                the three months ended March 31, 2004 and 2003              3

                Consolidated Statements of Cash Flows (unaudited) for
                the three months ended March 31, 2004 and 2003              4

                Notes to Consolidated Financial Statements (unaudited)      5

      Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations                        10

      Item 3.   Controls and Procedures                                    12


PART II         OTHER INFORMATION

      Item 1.   Legal Proceedings                                          13

      Item 2.   Changes in Securities and Use of Proceeds                  13

      Item 3.   Defaults Upon Senior Securities                            13

      Item 4.   Submission of Matters to a Vote of Security Holders        13

      Item 5.   Other Information                                          14

      Item 6.   Exhibits and Reports on Form 8-K                           14


SIGNATURES                                                                 15

CERTIFICATIONS

                 SECURECARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                MARCH 31, 2004 (UNAUDITED) AND DECEMBER 31, 2003

                                     ASSETS
                                     ------
                                                                            2004
                                                                         (Unaudited)        2003
                                                                        ------------    ------------
Current assets
    Cash and cash equivalents                                           $      8,032    $      2,500
    Accounts receivable - trade, net of allowance for doubtful accounts of $3,000 at March 31, 2004 (unaudited) and
    December 31, 2003                                                         11,710          16,767
    Other current assets                                                       9,375           3,500
                                                                        ------------    ------------
         Total current assets                                                 29,117          22,767

Property and equipment, net of accumulated depreciation of
     $282,827 and $301,057 at March 31, 2004 (unaudited) and
    December 31, 2003, respectively                                               --           2,593
Deferred financing fees, net of accumulated amortization of $4,006
    at March 31, 2004 (unaudited)                                             80,540              --
Other assets                                                                      --           5,851
                                                                        ------------    ------------

         Total assets                                                   $    109,657    $     31,211
                                                                        ============    ============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT
                      -------------------------------------

Current Liabilities
    Current notes payable                                               $    616,690    $    610,490
    Accounts payable - trade                                                  99,272         176,949
    Accrued payroll tax liabilities                                           51,877          50,465
    Accrued liabilities                                                       80,057         118,843
                                                                        ------------    ------------
         Total current liabilities                                           847,896         956,747

Long-term notes payable, net of debt discout of $49,833 at
    March 31, 2004 (unaudited)                                               470,167              --

Shareholders' deficit
    Preferred stock - $0.001 par value; 15,000,000 shares authorized,
       0 shares issued and outstanding at March 31, 2004 (unaudited)              --              --
       and December 31, 2003
    Common stock - $0.001 par value; 50,000,000 shares authorized,
       19,870,000 and 15,000,000 shares issued and outstanding at
       March 31, 2004 (unaudited) and December 31, 2003, respectively         19,870          15,000
    Additional paid-in capital                                             8,777,256       8,661,505
    Deferred stock compensation                                              (25,300)             --
    Receivable for the purchase of equity                                     (2,000)             --
    Accumulated deficit                                                   (9,978,232)     (9,602,041)
                                                                        ------------    ------------
         Total shareholders' deficit                                      (1,208,406)       (925,536)
                                                                        ------------    ------------

         Total liabilities and shareholders' deficit                    $    109,657    $     31,211
                                                                        ============    ============

The accompanying notes are an integral part of these financial statements.

                 SECURECARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

                                                                     2004            2003
                                                                 ------------    ------------
Revenues                                                         $     33,731    $     63,093

Operating expenses
   Cost of revenues                                                    45,708          78,384
   Research & development costs                                        11,048          11,686
   Selling, general & administrative                                  338,237         355,466
                                                                 ------------    ------------

   Operating loss                                                    (361,262)       (382,443)

Gain on disposal of asset                                               5,194              --
Interest expense                                                      (20,122)        (93,186)

                                                                 ------------    ------------
   Net loss                                                      $   (376,190)   $   (475,629)
                                                                 ============    ============

Net loss per common share - basic and diluted                    $      (0.02)   $      (0.01)
                                                                 ============    ============

Weighted-average number of common shares outstanding -             18,591,648      31,864,365
basic and diluted                                                ============    ============

The accompanying notes are in integral part of these financial statements.

                 SECURECARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

                                                                                       2004          2003
                                                                                    ----------    ----------
Cash flows from operating activities
      Net loss                                                                      $ (376,190)   $ (475,629)
      Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation                                                                    2,592        37,026
         Bad debt expense                                                                   --         9,982
         Common stock issued for services                                                   --        33,250
         Common stock issued for directors compensation                                 28,750            --
         Warrants issued for converstion of debt to preferred stock                         --         8,147
         Amortization of deferred financing fees                                         4,006         7,135
         Amortization of debt discount                                                   2,167         9,769
         Increases and decreases in working capital accounts:
         Accounts receivable - trade                                                     5,057       (21,934)
         Other current assets                                                              (24)        2,822
         Other assets                                                                  (71,975)           --
         Accounts payable                                                              (77,677)       62,230
         Accrued liabilities                                                           (37,374)      123,996
                                                                                    ----------    ----------
              Cash flows used in operating activities                                 (520,668)     (203,206)

Cash flows from financing activities
      Payments on capital lease obligation                                                  --       (12,865)
      Borrowings from related parties                                                       --         8,845
      Borrowings on notes payable                                                      544,800       143,200
      Payments on notes payable                                                        (18,600)      (20,349)
                                                                                    ----------    ----------
         Cash flows provided by financing activities                                   526,200       118,831

Net increase (decrease) in cash and cash equivalents                                     5,532       (84,375)

Cash and cash equivalents, beginning of period                                           2,500        85,204
                                                                                    ----------    ----------

Cash and cash equivalents, end of period                                            $    8,032    $      829
                                                                                    ==========    ==========

Supplemental disclosures for cash flow information:
   Cash paid during the period for:
         Interest                                                                   $       --    $    3,320
                                                                                    ==========    ==========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
   FINANCING ACTIVITIES

         Common stock issued for receivable                                         $    2,000    $       --
                                                                                    ==========    ==========

         Warrants issued in connection with notes payable                           $   52,000    $       --
                                                                                    ==========    ==========

         Common stock issued as prepaid cost for debt raising                       $   12,571    $       --
                                                                                    ==========    ==========

         Conversion of notes payable and accrued interest to preferred stock        $       --    $  143,200
                                                                                    ==========    ==========

         Warrants issued in connection with conversion of notes payable and
            accrued interest to preferred stock                                     $       --    $    8,147
                                                                                    ==========    ==========

The accompanying notes are in integral part of these financial statements.

                 SECURECARE TECHNOLOGIES, INC. AND SUBSIDIARIES

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

In accordance with the terms of Article VI "Issuance of New Shares" of the confirmed Plan, the outstanding shares of eClickMD, Inc. Common and Preferred Stock, approximately 21.3 million and 89 shares, respectively, were cancelled and voided effective December 15, 2003 (the Effective Date). In addition,
Article VI required that as soon as possible after the Effective Date, the Company would amend its Articles of Incorporation to change its name to SecureCare Technologies, Inc. and to authorize the issuance of 10,000,000 shares of New Common Stock at $.001 par value.

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

The Company filed an Amendment to its Corporate Charter with the State of Nevada on February 24, 2004 affecting the Stock Split and the name change of the Company to SecureCare Technologies, Inc. For financial reporting purposes the total number of shares of Common Stock issued and outstanding as of December 31, 2003 is 15,000,000 shares, reflecting the 1.5 for 1 forward split of the Common Stock in February, 2004. The effect of the stock split has been applied to all periods presented in the financial statements.

The interim financial statements of SecureCARE Technologies, Inc. and Subsidiaries (the "Company" or "SecureCARE") at March 31, 2004 and for the three months ended March 31, 2004 and 2003, are unaudited, and include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation. The December 31, 2003 balance sheet was derived from the balance sheet included in the Company's audited financial statements as filed on Form 10-KSB for the year ended December 31, 2003.

The accompanying unaudited interim financial statements are for interim periods and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company's audited financial statements included in the 10-KSB for the year ended December 31, 2003. The accompanying unaudited interim financial statements for the three months ended March 31, 2004 are not necessarily indicative of the results which can be expected for the entire fiscal year.

2.   GOING CONCERN

The consolidated financial statements for the three months ended March 31, 2004 were prepared under the assumption the Company will continue as a going concern. The Company sustained a net loss of $376,190 for the three months ended March 31, 2004. The Company has accumulated losses through March 31, 2004 of $9,978,232. Cash used in operating activities for the three month periods ended March 31, 2004 and 2003 totaled $520,667 and $203,206,respectively. Total liabilities at March 31, 2004 of $1,318,063 exceed total assets of $109,657. As of the date of this report, the Company is unable to meet all of its short-term obligations as they fall due because of shortages of cash. As described in Note 1, on May 13, 2003 the Company filed a voluntary petition for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Western District of Texas. The Company emerged from Bankruptcy on December 15, 2003; however, the Company's continued existence depends upon the success of management's efforts to raise additional capital necessary to meet the Company's obligations as they come due, and to obtain capital primarily through the issuances of debt or equity. There can be no degree of assurance that the Company will be successful in completing additional financing transactions.

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

Had the Company determined compensation based on the fair value at the grant date for its stock options under SFAS No. 123, as amended by SFAS No. 148, (Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123) net loss and loss per share would have increased as indicated below:

                                          Three Months Ended  Three Months Ended
                                            March 31, 2004      March 31, 2003
                                             (Unaudited)
                                            --------------      --------------
Loss attributable to common
     stockholders, as reported              $      376,190      $      475,629
Add: Stock-based employee compensation
     expense included in reported net loss              --                  --
Deduct: Stock-based employee compensation
     expense determined under fair value
     based method                                       --               9,079
                                            --------------      --------------
Pro forma net loss                          $      376,190      $      484,708
                                            ==============      ==============

Net loss per share - -
     Basic and diluted:
     As reported                            $         0.02      $         0.01
                                            ==============      ==============

     Pro forma                              $         0.02      $         0.01
                                            ==============      ==============

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

5.   NOTES PAYABLE

Notes payable at March 31, 2004 and December 31, 2003 consist of the following:

                                                      2004
                                                   (unaudited)         2003
                                                  ------------     -------------

Notes payable to related parties bearing
     interest at 5%, due on demand, secured
     by a security interest in the assets
     and intellectual property of the Company     $    616,690     $    610,490

                                                      2004
                                                   (unaudited)         2003
                                                  ------------     -------------

Notes payable to investors bearing interest at 7.5%
     Principal and interest due February 13, 2006,
     unsecured                                         220,000                0

Notes payable to investors bearing interest at 7.5%
     Principal and interest due March 2, 2006,
     unsecured                                         150,000                0

Notes payable to investors bearing interest at 7.5%
     Principal and interest due March 9, 2006,
     unsecured                                         150,000                0
                                                  ------------     ------------

                                                     1,136,690          610,490
                        Less current maturities:      (616,690)        (610,490)
                             Less debt discount:       (49,833)

                                                  ------------     ------------
                                                  $    470,167     $          0
                                                  ============     ============


Future maturities of notes payable at March 31, 2004 are as follows:

                 2004               $     616,690
                 2005                           0
                 2006                     520,000
                 ----               -------------
                 Total              $   1,136,690
                                    =============

6.   DEFERRED FINANCING FEES

Deferred financing fees related to the notes payable are amortized on a straight-line basis over the term of the notes payable which is two years.

7.   SHAREHOLDERS' DEFICIT

In January 2004, the Company authorized the issuance of 2,350,000 shares of Common Stock to directors, officers and employees valued at $0.023 per share totaling $54,050. The Company recorded deferred stock compensation of $54,050 and will amortize the stock compensation expense over the applicable vesting periods.

Effective January 20, 2004 the Company entered into a Consulting Agreement ("the Agreement) with Gryphon Financial Securities Corporation (the "Consultant") to retain the Consultant, on a non-exclusive basis, to perform consulting services related to corporate finance, strategic investments, capital raising, mergers and acquisitions and other financial service matters. The term of the agreement is for one year. In consideration of the Consultant performing these services the Company agreed to sell 2,000,000 shares of its Common Stock to the Consultant for an aggregate purchase price of $2,000. These shares were valued at $0.023 per share resulting in a net stock compensation expense of $44,000. The portion of this expense allocated to fund raising in the Bridge Offering totaled $12,571 and was recorded as deferred financing costs to be amortized on a straight-line basis over the life of the notes (two-years). The portion of this expense allocated to the fund raising in the private equity placement totaled $31,429.

During February and March, 2003, in conjunction with the Bridge Financing, the Company issued 520,000 shares of Common Stock. Investors in this Bridge Financing received $1.00 principal amount of 7.5% Senior Subordinated Note ("Notes") and one (1) share of Common Stock for each $1.00 that they purchased. These shares were valued at $0.10 per share resulting in a total fair value of $52,000. This amount was recorded as a Debt Discount to be amortized on a straight line basis over the life of the notes (two-years).

8.   SUBSEQUENT EVENTS

Subsequent to March 31, 2004 and pursuant to the Consulting Agreement ("the Agreement") with Gryphon Financial Securities Corporation (the Placement Agent), the Company received funds through a Private Placement ("the Placement"). Aggregate gross proceeds of the financing through June 2, 2004 were $1,160,000. The Company paid commissions of 8.0%, paid certain expenses of the financing and realized net proceeds of approximately $1,024,000. In the financing transactions the Company issued an aggregate of 1,160,000 shares of Series A Preferred Stock, $1.00 per share, initially convertible into one share of the Company's Common Stock, par value $.001 per share. The placement agent and the investors in the financing received warrants to purchase an aggregate of 1,392,000 shares of common stock at an exercise price of $1.00 per share with 232,000 warrants issued to the Placement Agent and 1,160,000 warrants issued to the investor. These warrants expire in May of 2009.

On April 22, 2004 the Company submitted a "Motion to Modify Plan After Confirmation" (The "Motion") to the Bankruptcy Court. The motion to modify the plan consisted of the following changes to the original confirmed Plan:

   1.) To change the Company name to SecureCare Technologies, Inc. versus Secure Care, Inc. as stated in the original Plan
   2.) To correct the par value of the New Common Stock to $0.001 from $0.01 as stated in the original Plan
   3.) To authorize 15,000,000 shares of New Common Stock (reflecting the 1.5 for 1 forward stock split) versus 10,000,000 as stated in the Original Plan
   4.) To add certain language to ensure that the New Common Stock is freely tradable and non-restricted in anyway.

On May 18, 2004, the Order Granting Motion to Modify Plan After Confirmation was approved by the Bankruptcy Court.

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

Overview

SecureCare Technology, Inc. management believes it is the leader in eSignature document workflow technology and that its technology lowers infrastructure costs, drives workflow efficiency, and increases profitability for physicians, home health care agencies, and providers of durable medical equipment. Home health care executives founded the Company in 1996 to address inefficiencies in workflow processes between home health care agencies and physicians. That same year, the U.S. government released the Health Insurance Portability and Accountability Act (HIPAA) that mandated Internet-based electronic storage and transmission of patient data be standardized, secured, and subjected to rigorous privacy rules. SCTI quickly enhanced its digital certificate and e-signature technology to comply with these HIPAA standards. Today, the Company has nine technology patents pending for managing and transmitting sensitive patient data. Today, we have 27 home health care agencies and 98 physicians transmitting approximately 21,000 patient documents annually.

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

Results of Operations

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Revenues for the three months ended March 31, 2004 were $33,731 compared to $63,093 for the same period in 2003. Fewer customers were billed in 2004 as a result of a review of accounts receivable that was completed in the second half of 2003, where a significant number of customers with aged receivable balances were assigned former client status and were no longer billable in 2004.

Management believes that revenues will grow significantly over the next twelve to eighteen months if the Company is able to raise the additional capital to execute its marketing and sales strategy.

Operating expenses were $394,993 for the three months ended March 31, 2004 compared to $445,536 for the three months ended March 31, 2003. This 11% decrease in operating expenses was primarily attributable to lower payroll expense resulting from lower salaries for the current employees (gross salaries were reduced approximately 35% on March 16, 2003 in an effort to conserve resources during the period of reorganization). In addition, depreciation expense was significantly lower in the first quarter of 2004 as a majority of the Company's fixed assets were fully depreciated at December 31, 2003. Partially offsetting these lower expenses were higher stock compensation expense related to the Common Stock issued to directors and employees of $28,750 and to a Consultant of $44,000 during the first quarter of 2004.

Management expects that operating expenses will increase over the next twelve to eighteen months if the Company is able to raise the additional capital required to make the necessary investments in technology enhancements and in its planned marketing and sales programs.

Interest expense for the quarter ended March 31, 2004 was $20,122 compared to $93,186 in 2003. Lower interest expense in 2004 resulted from a lower debt load due to the debt settlement that occurred in December 2003 when the Reorganization Plan was approved.

Liquidity and Capital Resources

Net cash used by operating activities for the three months ended March 31, 2004 and 2003 totaled $520,668 and $203,206, respectively. Increased net uses of cash in 2004 resulted primarily from the Company making cash dividend payments to its unsecured creditors of $60,784 (as required in its approved Plan of Reorganization) and paying down the balance of certain significant accounts payable totaling $76,000.

Net cash provided by financing activities was $526,200 for the three months ended March 31, 2004 and $118,831 for the three months ended March 31, 2003 and consisted primarily of borrowings on notes payable in both periods.

On January 16, 2004, the Company issued a Promissory Note to York Avenue Holdings ("York") for $24,800 with interest at 5%. This loan was primarily for working capital needs prior to the receipt of funds in the Bridge Financing. The Company paid $18,600 in principal payments to York in March 2004. At March 31, 2004 the balance on this Promissory Note was $6,200 plus accrued interest.

Effective January 20, 2004 the Company entered into a Consulting Agreement ("the Agreement) with Gryphon Financial Securities Corporation (the "Consultant") to retain the Consultant, on a non-exclusive basis, to perform consulting services related to corporate finance, strategic investments, capital raising, mergers and acquisitions and other financial service matters. The term of the agreement is for one year. In consideration of the Consultant performing these services the Company agreed to sell 2,000,000 shares of its Common Stock to the Consultant for an aggregate purchase price of $2,000.

During February and March 2004, with Gryphon Financial Securities Corporation as the exclusive Placement Agent, the Company raised an aggregate of $520,000 from seven (7) accredited investors (as defined in Rule 503 under the 1933 Act) to fund the Company's operations ("the Bridge Financing"). Investors in this Bridge Financing received $1.00 principal amount of 7.5% Senior Subordinated Note ("Notes") and one (1) share of Common Stock for each $1.00 that they purchased. The Notes are due on their second anniversary date, but may be extended at the option of the Company for an additional six (6) months. The Company must issue one share of Common Stock for each $4.00 principal and accrued interest on the Notes that are extended. Gryphon Financial Securities Corporation acted as the exclusive Placement Agent.

The aggregate gross proceeds of the Bridge Financing, through March 31, 2004 were $520,000. The Company paid commissions of 8%, paid certain expenses of the financing and realized net proceeds of approximately $448,000. In the financing, the Company issued an aggregate of $520,000 of principal amount of 7.5% senior promissory notes having a two-year maturity. The investors in the financing also received a total of 520,000 shares of Common Stock. The Placement Agent received warrants to purchase an aggregate of 52,000 shares of Common Stock at an exercise price of $1.00 per share. These warrants expire in February and March of 2011.

Subsequent to March 31, 2004 and pursuant to the Consulting Agreement ("the Agreement") with Gryphon Financial Securities Corporation (the Placement Agent), the Company received funds through a Private Placement ("the Placement"). Aggregate gross proceeds of the financing through June 2, 2004 were $1,160,000. The Company paid commissions of 8.0%, paid certain expenses of the financing and realized net proceeds of approximately $1,024,000. In the financing the company issued an aggregate of 1,160,000 shares of Series A Preferred Stock, $1.00 per share, initially convertible into one share of the Company's Common Stock, par value $.001 per share. The placement agent and the investors in the financing received warrants to purchase an aggregate of 1,392,000 shares of common stock at an exercise price of $1.00 per share with 232,000 warrants issued to the Placement Agent and 1,160,000 warrants issued to the investor. These warrants expire in May of 2009.

The Company has limited cash resources and intends to raise additional capital through the issuance of debt or equity. The Company believes the additional capital will allow it to continue its marketing efforts in its core products and develop and add new functional enhancements to the browser-based versions of its products. The availability of cash through such resources is not assured and if the Company is not able to raise enough cash, the Company might be forced to limit its operations and marketing activities, or ultimately cease operations.

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

In accordance with the terms of Article VI "Issuance of New Shares" of the confirmed Plan the outstanding shares of eClickMD, Inc. Common and Preferred Stock, approximately 21.3 million and 89 shares, respectively, were cancelled and voided effective December 15, 2003 (the Effective Date). In addition,
Article VI required that as soon as possible after the Effective Date, the Company would amend its Articles of Incorporation to change its name to SecureCare Technologies, Inc. and to authorize the issuance of 10,000,000 shares of New Common Stock at $.001 par value.

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

For Financial reporting purposes the total number of shares of Common Stock issued and outstanding as of December 31, 2003 is 15,000,000 shares, reflecting the 1.5 for 1 forward split of the Common Stock in February, 2004, as if such had been effected as of December 31, 2003 and as if the shares had been issued as of January 1, 2002.


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


Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

     a)  EXHIBITS

       4.1 Form of Promissory Note and Summary of Transactions from January 1, 2004 through March 31, 2004
       4.2 Form of Agent Warrant and Summary of Transactions from January 1, 2004 through March 31, 2004
       10.1 Form of Subscription Agreement and Summary of Transactions from January 1, 2004 through March 31, 2004
       10.2   Form of Investor Registration Rights Agreement
       10.3 Consulting Agreement dated February 13, 2004 by and between eClickMD, Inc. and Gryphon Financial Securities Corp.
       10.4   Form of Agent Registration Rights Agreement
       31.1 Certification by Neil S. Burley, Chief Financial Officer, pursuant to 18 USC Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
       31.2 Certification by Robert Woodrow, President, Chief Operating Officer and Director, pursuant to 18 USC Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
       32.1 Certifications by Robert Woodrow, President, Chief Operating Officer and Director and Neil Burley, Chief Financial Officer, pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     b)  REPORTS ON FORM 8-K

         None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  June 10, 2004           By: /s/ NEIL BURLEY
                                   --------------------------------------------
                                   Neil Burley, Chief Financial Officer
                                   (Principal Financial and Accounting Officer)


                               By: /s/ ROBERT WOODROW
                                   --------------------------------------------
                                   Robert Woodrow, President, Chief
                                   Operating Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



NAME                                        TITLE                  DATE SIGNED

By: /s/ NEIL BURLEY                Chief Financial Officer         June 10, 2004
    -------------------------      (Principal Financial and
    Neil Burley                    Accounting Officer)



By: /s/ ROBERT WOODROW             President, Chief Operating      June 10, 2004
    -------------------------      Officer and Director
    Robert Woodrow


                                  End of Filing