Form 10QSB
period 2004-06-30
SECURECARE TECHNOLOGIES INC
filed 2004-08-19
CIK 18530

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For Quarter Ended June 30, 2004
                           Commission File No. 0-29804

                          SecureCARE Technologies, Inc.
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


       Registrant's Telephone Number, Including Area Code: (512) 439-3900
                                                           --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES [X]  NO [ ]

As of June 30, 2004, there were 19,954,000 shares of common stock, $.001 par value and 1,360,000 shares of preferred stock, $.001 par value, of the registrant issued and outstanding.

Transitional Small Business Disclosure Format (check one)

                                YES [ ]  NO [X]

                          SecureCARE Technologies, Inc.
                                  JUNE 30, 2004
                                      INDEX


                                                                        Page No.
                                                                        --------
PART I     FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Consolidated Balance Sheets as of June 30, 2004 (unaudited)
            and December 31, 2003                                            2

           Consolidated Statements of Operations (unaudited)
            for the three months ended June 30, 2004 and 2003                3

           Consolidated Statements of Operations (unaudited)
            for the six months ended June 30, 2004 and 2003                  4

           Consolidated Statements of Cash Flows (unaudited)
            for the six months ended June 30, 2004 and 2003                  5

           Notes to Interim Consolidated Financial Statements (unaudited)    6

  Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             11

  Item 3.  Controls and Procedures                                          14

PART II    OTHER INFORMATION

  Item 1.  Legal Proceedings                                                15

  Item 2.  Changes in Securities and Use of Proceeds                        15

  Item 3.  Defaults Upon Senior Securities                                  15

  Item 4.  Submission of Matters to a Vote of Security Holders              15

  Item 5.  Other Information                                                15

  Item 6.  Exhibits and Reports on Form 8-K                                 15

SIGNATURES                                                                  16

CERTIFICATIONS                                                              17


                 SECURECARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 JUNE 30, 2004 (UNAUDITED) AND DECEMBER 31, 2003

                                     ASSETS
                                     ------
                                                                       2004            2003
                                                                   ------------    ------------
                                                                    (Unaudited)
Current assets
  Cash and cash equivalents                                        $    674,191    $      2,500
  Accounts receivable - trade, net of allowance for doubtful accounts of $3,000 and $3,000 at June 30, 2004 (unaudited)
   and December 31, 2003, respectively                                   25,605          16,767
  Other current assets                                                    5,851           3,500
                                                                   ------------    ------------
         Total current assets                                           705,647          22,767

Property and equipment, net of accumulated depreciation of
  $282,827 and $301,057 at June 30, 2004 (unaudited) and
   December 31, 2003, respectively                                        2,484           2,593
Deferred financing fees, net of accumulated amortization
  of $16,670 at June 30, 2004 (unaudited)                                67,877              --
Other assets                                                                 --           5,851
Product development costs                                                80,000              --
                                                                   ------------    ------------

         Total assets                                              $    856,008    $     31,211
                                                                   ============    ============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT
                      -------------------------------------

Current liabilities
  Current notes payable                                            $         --    $    610,490
  Accounts payable - trade                                              111,579         237,732
  Accrued payroll tax liabilities                                        65,074          50,465
  Accrued liabilities                                                   104,598          58,060
                                                                   ------------    ------------
         Total current liabilities                                      281,251         956,747

Long-term notes payable                                               1,021,157              --

Shareholders' deficit
  Preferred stock - $0.001 par value; 15,000,000 shares
   authorized, 1,360,000 and 0 shares issued and outstanding
   at June 30, 2004 (unaudited) and December 31, 2003,
   respectively (liquidation preference of $1.00 per share)               1,360              --
  Common stock - $0.001 par value; 50,000,000 shares authorized,
   19,954,000 and 15,000,000 shares issued and outstanding at
   June 30, 2004 (unaudited) and December 31, 2003, respectively         19,954          15,000
  Additional paid-in capital                                          9,981,610       8,661,505
  Deferred stock compensation                                           (15,448)             --
  Receivable for the purchase of equity                                  (2,000)             --
  Accumulated deficit                                               (10,431,876)     (9,602,041)
                                                                   ------------    ------------
         Total shareholders' deficit                                   (446,400)       (925,536)
                                                                   ------------    ------------

         Total liabilities and shareholders' deficit               $    856,008    $     31,211
                                                                   ============    ============

The accompanying notes are an integral part of these financial statements.


                 SECURECARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003

                                                                     2004            2003
                                                                 ------------    ------------
Revenues                                                         $     52,241    $     63,635

Operating expenses
  Cost of revenues                                                     48,895          54,604
  Research and development costs                                       11,834          18,901
  Selling, general and administrative                                 408,963         295,751
                                                                 ------------    ------------

  Operating loss                                                     (417,451)       (305,621)

Loss on disposal of asset                                                (495)             --
Gain on debt settlement                                                    --         397,674
Other income                                                            3,795          68,645
Interest expense                                                      (39,494)        (30,711)
                                                                 ------------    ------------

  Total other income (expenses)                                       (36,194)        435,608

                                                                 ------------    ------------
  Net income (loss)                                              $   (453,645)   $    129,987
                                                                 ============    ============

Net income (loss) per common share - basic and diluted           $      (0.02)   $       0.01
                                                                 ============    ============

Weighted average number of common shares outstanding - basic       19,715,934      21,365,688
                                                                 ============    ============

Weighted average number of common shares outstanding - diluted     19,715,934      22,653,882
                                                                 ============    ============

The accompanying notes are in integral part of these financial statements.


                 SECURECARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

                                                                     2004            2003
                                                                 ------------    ------------

Revenues                                                         $     85,972    $    126,728

Operating expenses
  Cost of revenues                                                     94,603         132,988
  Research and development costs                                       22,882          30,587
  Selling, general and administrative                                 747,200         651,217
                                                                 ------------    ------------

  Operating loss                                                     (778,713)       (688,064)

Gain on disposal of asset                                               4,699              --
Gain on debt settlement                                                    --         397,673
Other income                                                            3,795          68,645
Interest expense                                                      (59,616)       (123,897)
                                                                 ------------    ------------

  Total other income (expenses)                                       (51,122)        342,421

                                                                 ------------    ------------
  Net loss                                                       $   (829,835)   $   (345,643)
                                                                 ============    ============

Net loss per common share - basic and diluted                    $      (0.04)   $      (0.02)
                                                                 ============    ============
Weighted average number of common shares outstanding - basic
 and diluted                                                       19,288,681      21,303,327
                                                                 ============    ============

The accompanying notes are in integral part of these financial statements.


                 SECURECARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

                                                                           2004            2003
                                                                       ------------    ------------
Cash flows from operating activities
   Net loss                                                            $   (829,835)   $   (345,643)
   Adjustments to reconcile net loss to net cash used
    in operating activities:
      Depreciation                                                            2,593          69,064
      Bad debt expense                                                           --           9,982
      Gain on change in accounting estimate                                      --          68,645
      Gain on debt settlement                                                    --        (397,673)
      Stock issued for services                                                  --          33,250
      Common stock issued for directors compensation                          2,850              --
      Amortization of deferred compensation                                  40,096              --
      Warrants issued for converstion of debt to preferred stock                 --           8,147
      Amortization of deferred financing fees                                16,669           7,135
      Amortization of debt discount                                           8,667           9,770
      Increases and decreases in working capital accounts:
      Accounts receivable - trade                                            (8,838)        (26,529)
      Other current assets                                                   (2,351)          4,293
      Deferred financing fees                                               (71,975)             --
      Other assets                                                            5,851              --
      Customer deposits                                                          --          17,219
      Accounts payable - trade                                             (126,153)        (14,020)
      Accrued liabilities                                                    61,147         118,536
                                                                       ------------    ------------
           Cash flows used in operating activities                         (901,279)       (437,824)

Cash flows from investing activities
   Purchases of property and equipment                                       (2,484)             --
   Capitalization of product development                                    (80,000)             --
                                                                       ------------    ------------
           Cash flows used in investing activities                          (82,484)             --

Cash flows from financing activities
   Payments on capital lease obligation                                          --         (12,865)
   Borrowings from related parties                                               --          13,130
   Borrowings on notes payable                                              594,800         398,142
   Payments on notes payable                                               (140,800)        (20,348)
   Proceeds from issuance of preferred stock                              1,201,454              --
                                                                       ------------    ------------
      Cash flows provided by financing activities                         1,655,454         378,059

Net increase (decrease) in cash and cash equivalents                        671,691         (59,765)

Cash and cash equivalents, beginning of period                                2,500          85,204
                                                                       ------------    ------------

Cash and cash equivalents, end of period                               $    674,191    $     25,439
                                                                       ============    ============
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest                                                         $        697    $      3,320
                                                                       ============    ============
Supplemental schedule of noncash investing and
   financing activities
      Stock issued for subscription receivable                         $      2,000    $         --
                                                                       ============    ============

      Common stock issued to settle with notes payable                 $     52,000    $         --
                                                                       ============    ============

      Stock issued as prepaid cost for issuance of debt                $     12,571    $         --
                                                                       ============    ============
      Conversion of notes payable and accrued interest
          to preferred stock                                           $         --    $    143,200
                                                                       ============    ============
      Warrants issued in connection with conversion of notes payable
          and accrued interest to preferred stock                                --    $      8,147
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

The Company filed an Amendment to its Corporate Charter with the State of Nevada on February 25, 2004 affecting the Stock Split and the name change of the Company to SecureCare Technologies, Inc. For financial reporting purposes, the total number of shares of Common Stock issued and outstanding as of December 31, 2003 is 15,000,000 shares, reflecting the 1.5 for 1 forward split of the Common Stock in February, 2004. The effect of the Stock Split has been applied to all periods presented in the financial statements.

The interim financial statements of SecureCare Technologies, Inc. and Subsidiaries (the "Company" or "SecureCARE") at June 30, 2004 and for the three and six months ended June 30, 2004 and 2003, are unaudited, and include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation. The December 31, 2003 balance sheet was derived from the balance sheet included in the Company's audited financial statements as filed on Form 10-KSB for the year ended December 31, 2003.

The accompanying unaudited interim financial statements are for interim periods and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company's audited financial statements included in the 10-KSB for the year ended December 31, 2003. The accompanying unaudited interim financial statements for the three and six months ended June 30, 2004 are not necessarily indicative of the results which can be expected for the entire fiscal year.

2. GOING CONCERN

The consolidated financial statements for the six months ended June 30, 2004 were prepared under the assumption that the Company will continue as a going concern. The Company sustained a net loss of $829,835 for the six months ended June 30, 2004. The Company has accumulated losses through June 30, 2004 of $10,431,876. Cash used in operating activities for the six-month periods ended June 30, 2004 and 2003 totaled $901,279 and $437,824, respectively. Total liabilities at June 30, 2004 of $1,302,408 exceed total assets of $856,008. As described in Note 1, on May 13, 2003 the Company filed a voluntary petition for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Western District of Texas. The Company emerged from Bankruptcy on December 15, 2003; however, the Company's continued existence depends upon the success of management's efforts to raise additional capital necessary to meet the Company's obligations as they come due, and to obtain capital primarily through the issuances of debt or equity. There can be no degree of assurance that the Company will be successful in completing additional financing transactions.

The consolidated financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or classification of liabilities which may result from the inability of the Company to continue as a going concern.

3. USE OF ESTIMATES AND ASSUMPTIONS

Management uses estimates and assumptions in preparing financial statements in accordance with U.S. generally accepted accounting principals generally accepted in the United States of America. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could vary from the estimates that were used.

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

Had the Company determined compensation based on the fair value at the grant date for its stock options issued to employees and directors under SFAS No. 123, as amended by SFAS No. 148, net loss and loss per share would have increased as indicated below:

                                                    Six Months Ended     Six Months Ended  Three Months Ended  Three Months Ended
                                                      June 30, 2004       June 30, 2003       June 30, 2004       June 30, 2003
                                                      -------------       -------------       -------------       -------------
Net income (loss) per common share,
    as reported                                       $    (829,835)      $    (345,643)      $    (453,645)      $     129,987
Add:  Stock-based employee compensation,
     expense included in reported net loss                       --                  --                  --                  --
Deduct:  Stock-based employee compensation
     expense determined under fair value
     based method                                                --            (114,768)                 --             (57,386)
                                                      -------------       -------------       -------------       -------------
Pro forma net income (loss)                           $    (829,835)      $    (460,411)      $    (453,645)      $      72,601
                                                      =============       =============       =============       =============
Net  income (loss) per share - - Basic and diluted:
     As reported                                      $       (0.04)      $       (0.02)      $       (0.02)               0.01
                                                      =============       =============       =============       =============

     Pro forma                                        $       (0.04)      $       (0.02)      $       (0.02)                 --
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


5. NOTES PAYABLE

Notes payable at June 30, 2004 (unaudited) and December 31, 2003 consist of the following:

                                                                             2004            2003
                                                                          -----------    -----------
                                                                          (unaudited)
Notes payable to related parties bearing interest at 5%;
         During the course of its Chapter 11 proceedings, from
         May 2003 through December 2003, the Company borrowed a
         total of $610,490 in court-approved post petition
         financing. These borrowings represented notes payable,
         with interest at 5%, due on demand; the notes were
         secured by a security interest in the assets and
         intellectual property of the Company. Upon confirmation
         of the Company's Joint Plan of Reorganization on
         December 2, 2003, these current notes payable were
         restructured to long-term notes payable in accordance
         with the terms approved in the Joint plan of
         Reorganization. The revised terms on these notes payable
         are as follows: interest on the notes accrues effective
         August 13, 2004. Beginning on the first calendar day of
         the month following August 13, 2004 and on the first day
         of each calendar month for the next twelve months, the
         related party shall receive a payment equal to the
         accrued interest on the notes; thereafter, beginning on
         the first calendar day of the following month and
         continuing for the next fifty-nine months, the related
         party shall receive monthly principal and interest
         payments in the amount needed to fully amortize the
         notes (including interest) over sixty months                     $   544,490    $   610,490

Notes payable to investors bearing interest at 7.5% Principal
         and interest due February 13, 2006, unsecured                        220,000             --

Notes payable to investors bearing interest at 7.5% Principal
         and interest due March 2, 2006, unsecured                            150,000             --

Notes payable to investors bearing interest at 7.5% Principal
         and interest due March 9, 2006, unsecured                            150,000             --
                                                                          -----------    -----------
                                                                            1,064,490        610,490
                                Less unamortized debt discount:               (43,333)             0
                                                                          -----------    -----------
                                                                          $ 1,021,157    $   610,490
                                                                          ===========    ===========

During February and March, 2004, in conjunction with the Bridge Financing, the Company issued 520,000 shares of Common Stock. These shares were valued at $0.10 per share resulting in a total fair value of $52,000. This amount was recorded as a Debt Discount and is amortized as a component of interest expense over the life of the notes (two-years)

Future maturities of notes payable at June 30, 2004 are as follows:

              2004           $     27,224
              2005                108,898
              2006                628,898
              2007                108,898
              2008                108,898
              2009                 81,674
                             ------------
              Total          $  1,064,490
                             ============

6. DEFERRED FINANCING FEES

Deferred financing fees related to the notes payable are amortized on a straight-line basis over the term of the notes payable which is two years.

7. SHAREHOLDERS' DEFICIT

In January 2004, the Company authorized the issuance of 2,350,000 shares of Common Stock to directors, officers and employees valued at $0.023 per share totaling $54,050. Out of these 2,350,000 shares, 1,600,000 shares were issued to directors, of which 50% vested immediately and the remaining 50% will cliff vest in one year. The remaining 750,000 shares were issued to employees which will vest on October 1, 2004. The Company recorded deferred stock compensation of $54,050 and will amortize the stock compensation expense over the applicable vesting periods.

In June, 2004 the Company retroactively adjusted the total number of shares of Common Stock issued to directors, officers and employees in January, 2004. The total number of shares was increased by 65,000 to a revised total of 2,415,000. These additional shares will vest on October 1, 2004 and were valued at $0.023 per share totaling $1,495. The Company recorded deferred stock compensation of $1,495 and will amortize the stock compensation expense over the applicable vesting periods.

Effective January 20, 2004 the Company entered into a Consulting Agreement (the "Agreement") with Gryphon Financial Securities Corporation (the "Consultant") to retain the Consultant, on a non-exclusive basis, to perform consulting services related to corporate finance, strategic investments, capital raising, mergers and acquisitions and other financial service matters. The term of the agreement is for one year. In consideration of the Consultant performing these services, the Company agreed to sell 2,000,000 shares of its Common Stock to the Consultant for an aggregate purchase price of $2,000. These shares were valued at $0.023 per share resulting in a net stock compensation expense of $44,000. The portion of this expense allocated to fund raising in the Bridge Financing totaled $12,571 and was recorded as deferred financing costs to be amortized on a straight-line basis over the life of the notes (two-years). The portion of this expense allocated to the fund raising in the Private Placement totaled $31,429 and had a net-zero effect on additional paid in capital.

Bridge Financing: During February and March 2004, and pursuant to the Agreement with Gryphon Financial Securities Corporation (the "Placement Agent"), the Company raised an aggregate of $520,000 from seven (7) accredited investors (as defined in Rule 503 under the 1933 Act) to fund the Company's operations (the "Bridge Financing"). Investors in this Bridge Financing received $1.00 principal amount of 7.5% Senior Subordinated Note ("Notes") and one (1) share of Common Stock for each $1.00 that they purchased. The Notes are due on their second anniversary date, but may be extended at the option of the Company for an additional six (6) months. The Company must issue one share of Common Stock for each $4.00 principal and accrued interest on the Notes that are extended.

During February and March, 2004, in conjunction with the Bridge Financing, the Company issued 520,000 shares of Common Stock. Investors in this Bridge Financing received $1.00 principal amount of 7.5% Senior Subordinated Note ("Notes") and one (1) share of Common Stock for each $1.00 that they purchased. These shares were valued at $0.10 per share resulting in a total fair value of $52,000. This amount was recorded as a Debt Discount and is amortized as a component of interest expense over the life of the notes (two-years). The Placement Agent received warrants to purchase an aggregate of 52,000 shares of Common Stock at an exercise price of $1.00 per share. These warrants expire in February and March of 2011.

Private Placement: During May and June, 2004 and pursuant to the Agreement with Gryphon Financial Securities Corporation (the Placement Agent), the Company received funds through a Private Placement (the "Placement"). In the financing the company issued an aggregate of 1,360,000 shares of Series A Preferred Stock, with a $1.00 per share stated value, initially convertible into one share of the Company's Common Stock, par value $.001 per share. The placement agent and the investors in the financing received warrants to purchase an aggregate of 1,632,000 shares of common stock at an exercise price of $1.00 per share with 272,000 warrants issued to the Placement Agent and 1,360,000 warrants issued to the investors. These warrants expire in May through June of 2009.

In June 2004, the Company authorized the issuance of 15,000 shares of Common Stock to the Chairman of the Board and Chief Medical Officer of SecureCare Technologies, Inc. These shares were valued at $0.15 per share totaling $2,250. This amount was recorded as Stock Compensation Expense.

In June 2004, the Company authorized the issuance of 4,000 shares to its two Medical Advisory Board members (2,000 shares each) as compensation for services provided on the board. These shares were valued at $0.15 per share totaling $600. This amount was recorded as Stock Compensation Expense.

8. SOFTWARE DEVELOPMENT COSTS

In accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", internally-generated software development costs associated with new products and significant enhancements to existing software products are expensed as incurred until technological feasibility has been established. Software development costs that qualify for capitalization include the salaries and benefits of the software engineers assigned to the products, internal and external quality assurance testing costs, overhead allocations primarily associated with rent and facilities costs and the costs of outsourced development activities and independent product testing and certification labs. Software development costs not qualifying for capitalization are recorded as product development expense. Capitalized software development costs, including purchased software, if any, are amortized using the greater of the revenue method or the straight-line method generally with useful lives of three years or less. At each balance sheet date the Company evaluates the estimated net realizable value of each software product and when required, records write-downs of net book value to net realizable value of any products for which the net book value is in excess of the net realizable value. The net realizable value is the estimated future gross revenue of each product reduced by estimated future costs of completing and disposing of that product, including the costs of completing in process development and customer support. For the six months ended June 30, 2004 the Company had recorded capitalized software development costs totaling $80,000 and recorded amortization expenses of zero dollars.

9. PREFERRED STOCK ISSUED FOR CASH

During May and June, 2004 and pursuant to the Consulting Agreement (the "Agreement") with the Consultant, the Company received funds through a Private Placement (the "Placement"). Aggregate gross proceeds of the financing through June 30, 2004 were $1,360,000. The Company paid commissions of 8%, paid certain expenses of the financing and realized net proceeds of approximately $1,201,450. In the financing the Company issued an aggregate of 1,360,000 shares of Series A Preferred Stock, with a $1.00 per share stated value, initially convertible into one share of the Company's Common Stock, par value $.001 per share. The placement agent and the investors in the financing received warrants to purchase an aggregate of 1,632,000 shares of common stock at an exercise price of $1.00 per share with 272,000 warrants issued to the Placement Agent and 1,360,000 warrants issued to the investor. These warrants expire in May through June of 2009.

10. SUBSEQUENT EVENT

Subsequent to June 30, 2004 and pursuant to the Consulting Agreement (the "Agreement") with the Consultant, the Company received additional funds through a Private Placement (the "Placement"). Total gross proceeds from July 1, 2004 through August 13, 2004 were $570,000. The Company paid commissions of 8%, paid certain expenses of the financing and realized net proceeds of approximately $514,491. In the financing the Company issued an aggregate of 570,000 shares of Series A Preferred Stock, with a $1.00 per share stated value, initially convertible into one share of the Company's Common Stock, par value $.001 per share. The placement agent and the investors in the financing received warrants to purchase an aggregate of 680,000 shares of common stock at an exercise price of $1.00 per share with 110,000 warrants issued to the Placement Agent and 570,000 warrants issued to the investor. These warrants expire in May through June of 2009.

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

Overview

SecureCare Technology, Inc. ("SCTI") management believes it is the leader in eSignature document workflow technology and that its technology lowers infrastructure costs, drives workflow efficiency, and increases profitability for physicians, home health care agencies, and providers of durable medical equipment. Home health care executives founded the Company in 1996 to address inefficiencies in workflow processes between home health care agencies and physicians. That same year, the U.S. government released the Health Insurance Portability and Accountability Act (HIPAA) that mandated Internet-based electronic storage and transmission of patient data be standardized, secured, and subjected to rigorous privacy rules. SCTI quickly enhanced its digital certificate and e-signature technology to comply with these HIPAA standards. Today, the Company has nine technology patents pending for managing and transmitting sensitive patient data.

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

Results of Operations

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Revenues for the three months ended June 30, 2004 were $52,241 compared to $63,635 for the three months ended June 30, 2003. Fewer customers were billed in 2004 as a result of a review of accounts receivable that was completed in the second half of 2003, where a significant number of customers with aged receivable balances were assigned former client status and were no longer billable in 2004.

Management believes that revenues will continue to grow significantly over the next twelve to eighteen months if the Company is able to raise the additional capital to execute its marketing and sales strategy. Since December 2003, the Company's revenue base has more than doubled, reflecting the company's expanded sales and marketing efforts.

Operating expenses were $469,692 for the three months ended June 30, 2004 compared to $369,256 for the same period of 2003. The 27% increase in operating expenses was primarily due an increase in headcount over the three-month period, resulting in higher payroll expenses for the quarter. With an increased active customer base, an expanded sales and marketing strategy, and successful fundraising, the Company increased the employee total to ensure the accomplishment of management's objectives. The expanded sales force and aggressive marketing strategy attributed to higher travel and business development expenses of approximately $33,000 in the second quarter of 2004. To accommodate the expanding customer base, the Company invested more resources it its customer support department, also contributing to higher operating expenses in 2004. Partially offsetting these were lower legal settlement expenses. In the second quarter of 2003, $47,973 in legal settlement expenses were incurred. All outstanding lawsuits were extinguished with the confirmation of the Reorganization Plan in December 2003, obviating legal settlements in 2004. In addition, the Company did not incur depreciation expense for the three months ended June 30, 2004 as fixed assets were fully depreciated on March 31, 2004. Reported depreciation for the same period in 2003 was $32,000.

Management expects that operating expenses will increase over the next twelve to eighteen months if the Company is able to raise the additional capital required to make the necessary investments in technology enhancements and in its planned marketing and sales programs.

Interest expense for the three months ended June 30, 2004 was $39,494 compared to $30,711 in 2003. During February and March 2004, and pursuant to the Agreement with Gryphon Financial Securities Corporation (the "Placement Agent"), the Company raised an aggregate of $520,000 from seven (7) accredited investors (as defined in Rule 503 under the 1933 Act) to fund the Company's operations (the "Bridge Financing"). Investors in this Bridge Financing received $1.00 principal amount of 7.5% Senior Subordinated Note ("Notes") and one (1) share of Common Stock for each $1.00 that they purchased. The Notes are due on their second anniversary date, but may be extended at the option of the Company for an additional six (6) months. The Company must issue one share of Common Stock for each $4.00 principal and accrued interest on the Notes that are extended.

In the second quarter of 2004, $19,166 of the expenses were related to amortization of the financing fees associated with the Bridge Financing in the First Quarter of 2004. The balance of $20,328 in interest expense was accrued on the $544,490 of post-petition debt and $520,000 of Bridge Financing debt still outstanding on June 30, 2004.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Revenues for the six months ended June 30, 2004 were $85,972 compared to $126,728 for the same period in 2003. Fewer customers were billed in 2004 as a result of a review of accounts receivable that was completed in the latter part of 2003, where a significant number of customers with aged receivable balances were assigned former client status and were no longer billable in 2004.

Management believes that revenues will continue to grow significantly over the next twelve to eighteen months if the Company is able to raise the additional capital to execute its marketing and sales strategy. Since December 2003, the Company's revenue base has more than doubled, reflecting the company's expanded sales and marketing efforts.

Operating expenses were $864,685 for the six months ended June 30, 2004 compared to $814,792 for the six months ended June 30, 2003. This 6% increase in operating expenses was primarily attributable to expansion in sales and business development. In conjunction with this expansion, the Company has invested a greater number of resources, employees, and time to grow the customer base and sales pipeline during the first half of 2004. In addition, expenses were higher in 2004 due to stock compensation expense related to the Common Stock issued in January, 2004 to directors and employees of $38,346 and to a Consultant of $4,600. These increased expenses were moderately offset, as depreciation expense was significantly lower in the first two quarters of 2004 as a majority of the Company's fixed assets were fully depreciated at December 31, 2003.

Management expects that operating expenses will increase over the next twelve to eighteen months if the Company is able to raise the additional capital required to make the necessary investments in technology enhancements and in its planned marketing and sales programs.

Interest expense for the six months ended June 30, 2004 was $59,616 compared to $123,897 in 2003. Lower interest expense in 2004 resulted from a lower debt load due to the debt settlement that occurred in December 2003 when the Reorganization Plan was approved.

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

However, $28,238 of the interest recorded in the First Half of 2004 was related to the amortization of the deferred financing fees associated with the Bridge Offering that took place in the First Quarter of 2004. The remaining interest expense of $31,378 is the interest accrued on the $544,490 of post-petition debt and $520,000 of Bridge Financing debt still outstanding on June 30, 2004.

Liquidity and Capital Resources

Net cash used by operating activities for the six months ended June 30, 2004 and 2003 totaled $901,279 and $437,824, respectively. Increased net uses of cash in 2004 resulted primarily from the Company making cash dividend payments to its unsecured creditors of $60,784 as required in its approved Plan of Reorganization, paying down the balance of certain significant accounts payable totaling $65,370, and higher operating expenses primarily due to hiring and expansion of the Company's sales and marketing programs.

Net cash provided by financing activities was $1,655,454 for the six months ended June 30, 2004 and consisted primarily of the issuance of the Company's Series A Convertible Preferred Stock and borrowings on notes payable. Net cash provided by financing activities was $378,059 for the six months ended June 30, 2003 and consisted primarily of borrowings on notes payable.

Net cash used in investing activities was $82,484 for the six months ended June 30, 2004 and consisted primarily of expenditures for product development.

On January 16, 2004, the Company issued a Promissory Note to York Avenue Holdings ("York") for $24,800 with interest at 5%. This loan was primarily for working capital needs prior to the receipt of funds in the Bridge Financing. The Company paid $18,600 in principal payments to York in March 2004. The remaining principal balance of the note, $6,200, was paid in full in May 2004.

Effective January 20, 2004 the Company entered into a Consulting Agreement (the "Agreement") with Gryphon Financial Securities Corporation (the "Consultant" or the "Placement Agent") to retain the Consultant, on a non-exclusive basis, to perform consulting services related to corporate finance, strategic investments, capital raising, mergers and acquisitions and other financial service matters. The term of the agreement is for one year. In consideration of the Consultant performing these services the Company agreed to sell 2,000,000 shares of its Common Stock to the Consultant for an aggregate purchase price of $2,000.

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

The aggregate gross proceeds of the Bridge Financing, through June 30, 2004 were $520,000. The Company paid commissions of 8%, paid certain expenses of the financing and realized net proceeds of approximately $448,000. In the financing, the Company issued an aggregate of $520,000 of principal amount of 7.5% senior promissory notes having a two-year maturity. The investors in the financing also received a total of 520,000 shares of Common Stock. The Placement Agent received warrants to purchase an aggregate of 52,000 shares of Common Stock at an exercise price of $1.00 per share. These warrants expire in February and March of 2011.

During May and June, 2004 and pursuant to the Consulting Agreement with the Consultant, the Company received funds through a Private Placement ("the Placement"). Aggregate gross proceeds of the financing through June 30, 2004 were $1,360,000. The Company paid commissions of 8%, paid certain expenses of the financing and realized net proceeds of approximately $1,201,450. In the financing the company issued an aggregate of 1,360,000 shares of Series A Preferred Stock, with a $1.00 per share stated value, initially convertible into one share of the Company's Common Stock, par value $.001 per share. The placement agent and the investors in the financing received warrants to purchase an aggregate of 1,632,000 shares of common stock at an exercise price of $1.00 per share with 272,000 warrants issued to the Placement Agent and 1,360,000 warrants issued to the investor. These warrants expire in May through June of 2009.

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

         None.

Item 6.  Exhibits and Reports on Form 8-K

         a)       EXHIBITS

                  3.1 Certificate of Voting Powers, Designations, Preferences and Rights of Series A Convertible Preferred Stock of the Company

                  31.1 Certification by Neil S. Burley, Chief Financial Officer, pursuant to 18 USC Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                  31.2 Certification by Robert Woodrow, President , Chief Operating Officer and Director, pursuant to 18 USC
                           Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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


Date:   August 19, 2004                By: /s/ NEIL BURLEY
                                           -------------------------------------
                                           Neil Burley, Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)


                                       By: /s/ ROBERT WOODROW
                                           -------------------------------------
                                           Robert Woodrow, President, Chief
                                           Operating Officer and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                                        TITLE                  DATE SIGNED

By: /s/ NEIL BURLEY                 Chief Financial Officer      August 19, 2004
    -------------------------       (Principal Financial and
    Neil Burley                     Accounting Officer)


By: /s/ ROBERT WOODROW              President, Chief Operating   August 19, 2004
    -------------------------       Officer and Director
    Robert Woodrow