Form 10QSB
period 2004-09-30
SECURECARE TECHNOLOGIES INC
filed 2004-11-16
CIK 18530

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended September 30, 2004


                          Commission File No. 0-29804
                                              -------

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

                                YES [X]   NO [ ]

As of September 30, 2004, there were 19,954,000 shares of common stock, $.001 par value and 1,930,000 shares of preferred stock, $.001 par value, of the registrant issued and outstanding.

Transitional Small Business Disclosure Format (check one)

YES [ ]  NO [X]

                          SecureCARE Technologies, Inc.
                               SEPTEMBER 30, 2004
                                      INDEX


                                                                        Page No.
                                                                        --------
PART I       FINANCIAL INFORMATION

   Item 1.   Financial Statements

             Consolidated Balance Sheets as of September 30, 2004
              (unaudited) and December 31, 2003                              2

             Consolidated Statements of Operations (unaudited) for
              the three months ended September 30, 2004 and 2003             3

             Consolidated Statements of Operations (unaudited) for
              the nine months ended September 30, 2004 and 2003              4

             Consolidated Statements of Cash Flows (unaudited) for
              the nine months ended September 30, 2004 and 2003              5

             Notes to Interim Consolidated Financial Statements              6

   Item 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                     11

   Item 3.   Controls and Procedures                                        14


PART II      OTHER INFORMATION

   Item 1.   Legal Proceedings                                              15

   Item 2.   Changes in Securities and Use of Proceeds                      15

   Item 3.   Defaults Upon Senior Securities                                15

   Item 4.   Submission of Matters to a Vote of Security Holders            15

   Item 5.   Other Information                                              15

   Item 6.   Exhibits and Reports on Form 8-K                               15


SIGNATURES                                                                  16

CERTIFICATIONS                                                              17


                 SECURECARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
              SEPTEMBER 30, 2004 (UNAUDITED) AND DECEMBER 31, 2003

                                     ASSETS
                                     ------
                                                                              2004           2003
                                                                          ------------   ------------
                                                                           (Unaudited)
Current assets
  Cash and cash equivalents                                               $    518,494   $      2,500
  Accounts receivable - trade, net of allowance for doubtful accounts of $7,200 and $3,000 at September 30, 2004 (unaudited) and
  December 31, 2003, respectively                                               39,215         16,767
  Other current assets                                                          43,727          3,500
                                                                          ------------   ------------
         Total current assets                                                  601,436         22,767

Property and equipment, net of accumulated depreciation of
  $282,952 and $301,057 at September 30, 2004 (unaudited)
  and December 31, 2003, respectively                                            2,360          2,593
Deferred financing fees, net of accumulated amortization of
  $28,809 at September 30, 2004 (unaudited)                                     55,737             --
Other assets                                                                        --          5,851
Software development costs                                                     110,000             --
                                                                          ------------   ------------

         Total assets                                                     $    769,533   $     31,211
                                                                          ============   ============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT
                      -------------------------------------

Current Liabilities
  Current notes payable                                                   $         --   $    610,490
  Accounts payable - trade                                                      85,005        176,949
  Accrued payroll tax liabilities                                               57,818         50,465
  Accrued liabilities                                                           88,234        118,843
                                                                          ------------   ------------
         Total current liabilities                                             231,057        956,747

  Long-term notes payable, net of unamortized debt discount
    of $36,833 at September 30, 2004 (unaudited)                             1,027,657             --

Shareholders' deficit
  Preferred stock - $0.001 par value; 15,000,000 shares authorized,
  Series A preferred stock - 1,930,000 and 0 shares issued and outstanding at September 30, 2004 (unaudited) and December 31, 2003,
    respectively (liquidation preference of $1.00 per share                      1,930             --
  Common stock - $0.001 par value; 50,000,000 shares authorized,
    19,954,000 and 15,000,000 shares issued and outstanding at
    September 30, 2004 (unaudited) and December 31, 2003, respectively          19,954         15,000
  Additional paid-in capital                                                10,493,201      8,661,505
  Deferred stock compensation                                                   (4,600)            --
  Receivable for the purchase of equity                                         (2,000)            --
  Accumulated deficit                                                      (10,997,666)    (9,602,041)
                                                                          ------------   ------------
         Total shareholders' deficit                                          (489,181)      (925,536)
                                                                          ------------   ------------

         Total liabilities and shareholders' deficit                      $    769,533   $     31,211
                                                                          ============   ============

The accompanying notes are an integral part of these financial statements.


                 SECURECARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

                                                                    2004           2003
                                                                ------------   ------------
Revenues                                                        $     65,462   $     55,312

Operating expenses
 Cost of revenues                                                     44,392         41,005
 Research and development costs                                       10,988         14,952
 Selling, general and administrative                                 552,695        298,301
                                                                ------------   ------------

 Operating loss                                                     (542,613)      (298,946)

Other income (expenses)
 Gain on rejected executory contract                                      --        168,667
 Gain on debt settlement                                              14,662             --
 Interest Expense                                                    (37,838)        (5,090)
                                                                ------------   ------------

 Total other income (expense), net                                   (23,176)       163,577

                                                                ------------   ------------
 Net loss                                                       $   (565,789)  $   (135,369)
                                                                ============   ============

Net loss per common share - basic and diluted                   $      (0.03)  $      (0.01)
                                                                ============   ============

Weighted average number of common shares outstanding - basic
 and diluted                                                      19,734,725     21,365,688
                                                                ============   ============

The accompanying notes are in integral part of these financial statements.


                 SECURECARE TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

                                                                    2004           2003
                                                                ------------   ------------
Revenues                                                        $    151,434   $    182,040

Operating expenses
 Cost of revenues                                                    138,994        173,993
 Research and development costs                                       33,870         45,539
 Selling, general and administrative                               1,299,896        949,518
                                                                ------------   ------------

 Operating loss                                                   (1,321,326)      (987,010)

Other income (expenses)
 Gain on disposal of asset                                             4,699             --
 Gain on rejected executory contract                                      --        168,667
 Gain on change in accounting estimate                                    --         68,645
 Gain on debt settlement                                              14,662        397,673
   Other income                                                        3,795             --
   Interest expense                                                  (97,455)      (128,987)
                                                                ------------   ------------

 Total other income (expense), net                                   (74,299)       505,998

                                                                ------------   ------------
 Net loss                                                       $ (1,395,625)  $   (481,012)
                                                                ============   ============

Net loss per common share - basic and diluted                   $      (0.07)  $      (0.02)
                                                                ============   ============

Weighted average number of common shares outstanding - basic
 and diluted                                                      19,528,601     21,324,114
                                                                ============   ============

The accompanying notes are in integral part of these financial statements.


        SECURECARE TECHNOLOGIES, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
    FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

                                                                         2004           2003
                                                                     ------------   ------------
Cash flows from operating activities
  Net loss                                                           $ (1,395,625)  $   (481,012)
  Adjustments to reconcile net loss to net cash used
   in operating activities:
     Depreciation                                                           2,717         82,077
     Bad debt expense                                                       4,200         27,923
     Gain on change in accounting estimate                                     --         68,645
     Gain on debt settlement                                                   --       (566,340)
     Stock issued for services                                                 --         33,250
     Common stock issued for directors compensation                         2,850             --
     Amortization of deferred compensation                                 50,945             --
     Warrants issued for converstion of debt to preferred stock                --          8,147
     Amortization of deferred financing fees                               28,809          7,134
     Amortization of debt discount                                         15,167          9,769
  Increases and decreases in working capital accounts:
     Accounts receivable - trade                                          (26,648)       (47,175)
     Other current assets                                                 (40,227)            --
     Other assets                                                           5,851          4,789
     Customer deposits                                                         --          7,245
     Accounts payable - trade                                             (91,944)        47,293
     Accrued liabilities                                                  (23,257)       120,593
                                                                     ------------   ------------
         Cash flows used in operating activities                       (1,467,162)      (677,662)

Cash flows from investing activities
  Purchases of property and equipment                                      (2,484)            --
  Capitalization of software development costs                           (110,000)            --
                                                                     ------------   ------------
         Cash flows used in investing activities                         (112,484)            --

Cash flows from financing activities
  Payments on capital lease obligation                                         --        (12,865)
  Borrowings from related parties                                              --         13,130
  Deferred financing fees                                                 (71,975)            --
  Borrowings on notes payable                                             594,800        624,872
  Payments on notes payable                                              (140,800)       (20,348)
  Proceeds from issuance of preferred stock                             1,713,615             --
                                                                     ------------   ------------
     Cash flows provided by financing activities                        2,095,640        604,789

Net increase (decrease) in cash and cash equivalents                      515,994        (72,873)

Cash and cash equivalents, beginning of period                              2,500         85,204
                                                                     ------------   ------------

Cash and cash equivalents, end of period                             $    518,494   $     12,331
                                                                     ============   ============
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest                                                        $        697   $      3,320
                                                                     ============   ============
Supplemental schedule of noncash investing and
 financing activities
     Stock issued for subscription receivable                        $      2,000   $         --
                                                                     ============   ============

     Common stock issued to settle  notes payable                    $     52,000   $         --
                                                                     ============   ============

     Stock issued as prepaid cost for issuance of debt               $     12,571   $         --
                                                                     ============   ============

     Conversion of notes payable and accrued interest
      to preferred stock                                             $         --   $    143,200
                                                                     ============   ============

     Warrants issued in connection with conversion of
      notes payable and accrued interest to preferred stock          $         --   $      8,147
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

The interim financial statements of SecureCare Technologies, Inc. and Subsidiaries (the "Company" or "SecureCARE") at September 30, 2004 and for the three and nine months ended September 30, 2004 and 2003, are unaudited, and include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation. The December 31, 2003 balance sheet was derived from the balance sheet included in the Company's audited financial statements as filed on Form 10-KSB for the year ended December 31, 2003.

The accompanying unaudited interim financial statements are for interim periods and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company's audited financial statements included in the 10-KSB for the year ended December 31, 2003. The accompanying unaudited interim financial statements for the three and nine months ended September 30, 2004 are not necessarily indicative of the results which can be expected for the entire fiscal year.

2. GOING CONCERN

The consolidated financial statements for the nine months ended September 30, 2004 were prepared under the assumption that the Company will continue as a going concern. The Company sustained a net loss of $1,395,625 for the nine months ended September 30, 2004. The Company has accumulated losses through September 30, 2004 of $10,997,666. Cash used in operating activities for the nine-month periods ended September 30, 2004 and 2003 totaled $1,467,162 and $677,662, respectively. Total liabilities at September 30, 2004 of $1,258,714 exceed total assets of $769,533. As described in Note 1, on May 13, 2003 the Company filed a voluntary petition for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Western District of Texas. The Company emerged from Bankruptcy on December 15, 2003; however, the Company's continued existence depends upon the success of management's efforts to raise additional capital necessary to meet the Company's obligations as they come due, and to obtain capital primarily through the issuances of debt or equity. There can be no degree of assurance that the Company will be successful in completing additional financing transactions.

The consolidated financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or classification of liabilities which may result from the inability of the Company to continue as a going concern.

3. USE OF ESTIMATES AND ASSUMPTIONS

Management uses estimates and assumptions in preparing financial statements in accordance with accounting principals generally accepted in the United States of America. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could vary from the estimates that were used.

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

Had the Company determined compensation based on the fair value at the grant date for its stock options issued to employees and directors under SFAS No. 123, as amended by SFAS No. 148, net loss and loss per share would have increased as indicated below:

                                           Nine Months Ended    Nine Months Ended    Three Months Ended   Three Months Ended
                                             September 30,        September 30,        September 30,        September 30,
                                                 2004                  2003                2004                 2003
                                            ---------------      ---------------      ---------------      ---------------
Net loss per common share,
 as reported                                $    (1,395,625)     $      (481,012)     $      (565,789)     $      (135,369)
Add: Stock-based employee compensation
  expense included in reported net loss              53,795                   --               10,848                   --
Deduct: Stock-based employee compensation
  expense determined under fair value
  based method                                      (53,795)            (114,768)             (10,848)                   0
                                            ---------------      ---------------      ---------------      ---------------
Pro forma net loss                          $    (1,395,625)     $      (595,780)     $      (565,789)     $      (135,369)
                                            ===============      ===============      ===============      ===============
Net loss per share
 Basic and diluted:
 As reported                                $         (0.07)     $         (0.02)     $         (0.03)     $         (0.01)
                                            ===============      ===============      ===============      ===============

 Pro forma                                  $         (0.07)     $         (0.02)     $         (0.03)     $         (0.01)
                                            ===============      ===============      ===============      ===============


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


5. NOTES PAYABLE

Notes payable at September 30, 2004 (unaudited) and December 31, 2003 consist of the following:

                                                                                         2004           2003
                                                                                     ------------   ------------
                                                                                      (unaudited)
Notes payable to related parties bearing interest at 5%; During the course of its Chapter 11 proceedings, from May 2003 through December 2003, the
         Company borrowed a total of $610,490 in court-approved post petition financing. These borrowings represented notes payable, with interest at
         5%, due on demand; the notes were secured by a security interest in the assets and intellectual property of the Company. Upon confirmation of the Company's Joint Plan of Reorganization on December 2, 2003, these current notes payable were restructured to long-term notes payable in accordance with the terms approved in the Joint plan of Reorganization
         The revised terms on these notes payable are as follows:
         interest on the notes accrues effective August 13, 2004. Beginning on the first calendar day of the month following August 13, 2004 and on the first day of each calendar month for the next twelve months, the related party shall receive a payment equal to the accrued interest on the notes; thereafter, beginning on the first calendar day of the following month and continuing for the next fifty-nine months, the related party shall receive monthly principal and interest payments in the amount needed to fully amortize the notes
         (including interest) over sixty months                                      $    544,490   $    610,490

Notes payable to investors bearing interest at 7.5%
         Principal and interest due February 13, 2006, unsecured                          220,000             --

Notes payable to investors bearing interest at 7.5%
         Principal and interest due March 2, 2006, unsecured                              150,000             --

Notes payable to investors bearing interest at 7.5%
         Principal and interest due March 9, 2006, unsecured                              150,000             --
                                                                                     ------------   ------------
                                                                                        1,064,490        610,490
                                    Less unamortized debt discount:                       (36,833)            --
                                                                                     ------------   ------------
                                                                                     $  1,027,657   $    610,490
                                                                                     ============   ============

During February and March, 2004, in conjunction with the Bridge Financing, the Company issued 520,000 shares of Common Stock. These shares were valued at $0.10 per share resulting in a total fair value of $52,000. This amount was recorded as a Debt Discount and is amortized as a component of interest expense over the life of the notes (two-years)

Future maturities of notes payable at September 30, 2004 are as follows:

               2005                    $     27,224
               2006                         628,898
               2007                         108,898
               2008                         108,898
               2009                         108,898
               2010                          81,674
                                       ------------
               Total                   $  1,064,490
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

In June 2004 the Company issued additional shares of Common Stock to directors, officers and employees. The total number of shares issued was 65,000 for a total of 2,415,000. These additional shares will vest on October 1, 2004 and were valued at $0.023 per share totaling $1,495. The Company recorded deferred stock compensation of $1,495 and will amortize the stock compensation expense over the applicable vesting periods.

Effective January 20, 2004 the Company entered into a Consulting Agreement (the "Agreement") with Gryphon Financial Securities Corporation (the "Consultant") to retain the Consultant, on a non-exclusive basis, to perform consulting services related to corporate finance, strategic investments, capital raising, mergers and acquisitions and other financial service matters. The term of the agreement is for one year. In consideration of the Consultant performing these services, the Company agreed to sell 2,000,000 shares of its Common Stock to the Consultant for an aggregate purchase price of $2,000. These shares were valued at $0.023 per share resulting in a net stock compensation expense of $44,000. The portion of this expense allocated to fund raising in the Bridge Financing totaled $12,571 and was recorded as deferred financing costs to be amortized on a straight-line basis over the life of the notes (two-years). The portion of this expense allocated to the fund raising in the Private Placement totaled $31,429 and have been recorded as a reduction of proceeds from the sale of Series A Preferred Stock.

Bridge Financing: During February and March 2004, and pursuant to the Agreement with Gryphon Financial Securities Corporation (the "Placement Agent"), the Company raised an aggregate of $520,000 from seven (7) accredited investors (as defined in Rule 503 under the 1933 Act) to fund the Company's operations (the "Bridge Financing"). Investors in this Bridge Financing received $1.00 principal amount of 7.5% Senior Subordinated Note and one (1) share of Common Stock for each $1.00 that they purchased. The Notes are due on their second anniversary date, but may be extended at the option of the Company for an additional six (6) months. The Company must issue one share of Common Stock for each $4.00 principal and accrued interest on the Notes that are extended.

During February and March, 2004, in conjunction with the Bridge Financing, the Company issued 520,000 shares of Common Stock. Investors in this Bridge Financing received $1.00 principal amount of 7.5% Senior Subordinated Note and one (1) share of Common Stock for each $1.00 that they purchased. These shares were valued at $0.10 per share resulting in a total fair value of $52,000. This amount was recorded as a Debt Discount and is amortized as a component of interest expense over the life of the notes (two-years). The Placement Agent received warrants to purchase an aggregate of 52,000 shares of Common Stock at an exercise price of $1.00 per share. These warrants expire in February and March of 2011.

From May through September 2004 and pursuant to the Agreement with Gryphon Financial Securities Corporation (the Placement Agent), the Company received funds through a Private Placement (the "Placement"). In the financing the company issued an aggregate of 1,930,000 shares of Series A Preferred Stock, with a $1.00 per share stated value, initially convertible into one share of the Company's Common Stock, par value $.001 per share. The Agent and the investors in the financing received warrants to purchase an aggregate of 2,312,000 shares of common stock at an exercise price of $1.00 per share with 382,000 warrants issued to the Agent and 1,930,000 warrants issued to the investors. These warrants expire in May through August of 2009.

In June 2004, the Company authorized the issuance of 15,000 shares of Common Stock to the Chairman of the Board and Chief Medical Officer of SecureCare Technologies, Inc. These shares were valued at $.15 per share totaling $2,250. This amount was recorded as stock compensation expense.

In June 2004, the Company authorized the issuance of 4,000 shares to its two Medical Advisory Board members (2,000 shares each) as compensation for services provided on the board. These shares were valued at $.15 per share totaling $600. This amount was recorded as stock compensation expense.

8. SOFTWARE DEVELOPMENT COSTS

In accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", internally-generated software development costs associated with new products and significant enhancements to existing software products are expensed as incurred until technological feasibility has been established. Software development costs that qualify for capitalization include the salaries and benefits of the software engineers assigned to the products, internal and external quality assurance testing costs, overhead allocations primarily associated with rent and facilities costs and the costs of outsourced development activities and independent product testing and certification labs. Software development costs not qualifying for capitalization are recorded as product development expense. Capitalized software development costs, including purchased software, if any, are amortized using the greater of the revenue method or the straight-line method generally with useful lives of three years or less. At each balance sheet date the Company evaluates the estimated net realizable value of each software product and when required, records write-downs of net book value to net realizable value of any products for which the net book value is in excess of the net realizable value. The net realizable value is the estimated future gross revenue of each product reduced by estimated future costs of completing and disposing of that product, including the costs of completing in process development and customer support. For the nine months ended September 30, 2004 the Company had recorded capitalized software development costs totaling $110,000 and recorded no amortization expense.

9. PREFERRED STOCK ISSUED FOR CASH

From May through September 2004 and pursuant to the Consulting Agreement ("the Agreement") with the Consultant, the Company received funds through a Private Placement. Aggregate gross proceeds of the financing through September 30, 2004 were $1,930,000. The Company paid commissions of 8%, paid certain expenses of the financing and realized net proceeds of approximately $1,715,945. In the financing the Company issued an aggregate of 1,930,000 shares of Series A Preferred Stock, with a $1.00 per share stated value, initially convertible into one share of the Company's Common Stock, par value $.001 per share. The placement agent and the investors in the financing received warrants to purchase an aggregate of 2,312,000 shares of common stock at an exercise price of $1.00 per share with 382,000 warrants issued to the Placement Agent and 1,930,000 warrants issued to the investor. These warrants expire in May through August of 2009.

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

Overview

SecureCare Technology, Inc. ("SCTI") management believes it is the leading developer of proprietary web-based document exchange and e-signature technology solutions. The technology can be applied to any document requiring authentication, verification and document process flow, and the technology lowers infrastructure costs, drives workflow efficiency, and increases profitability for physicians, home health care agencies, and providers of durable medical equipment. Home health care executives founded the Company in 1996 to address inefficiencies in workflow processes between home health care agencies and physicians. That same year, the U.S. government released the Health Insurance Portability and Accountability Act (HIPAA) that mandated Internet-based electronic storage and transmission of patient data be standardized, secured, and subjected to rigorous privacy rules. SCTI quickly enhanced its digital certificate and e-signature technology to comply with these HIPAA standards.

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

Results of Operations

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Revenues for the three months ended September 30, 2004 were $65,462 compared to $55,312 for the three months ended September 30, 2003. This 19 percent increase in sales reflects the Company's expansion in its sales-force in 2004 and its related sales and marketing activities resulting in an increase in its customer base.

Management believes that revenues will continue to grow significantly over the next twelve to eighteen months if the Company is able to raise the additional capital to execute its marketing and sales strategy. Since December 2003, the Company's revenue base has more than doubled, reflecting the Company's expanded sales and marketing efforts.

Operating expenses were $608,075 for the three months ended September 30, 2004 compared to $354,258 for the same period of 2003. The 72% increase in operating expenses was primarily due to an increase in headcount and overall salaries for the three-month period, resulting in higher payroll, payroll-related and employee benefit expenses for the quarter of approximately $183,000. Also contributing to the year-over-year increase in payroll expense was the reduction in salaries that was implemented in March 2003, in order to conserve cash resources during the period of reorganization, which effectively reduced gross salaries approximately 35%. With an increased active customer base, an expanded sales and marketing strategy, and successful fundraising, the Company increased the employee total to position the Company to accomplish management's objectives. The expanded sales force and aggressive marketing strategy attributed to higher travel and business development expenses of approximately $56,000 in the third quarter of 2004. Financial consulting expenses increased $26,000 in 2004 as a result of the Company investing in incremental resources required to navigate successfully through the various stages of a successful emergence from its reorganization, primarily its investor relations program. Stock compensation expense resulting from the issuance of shares to its directors and employees in January 2004 increased operating expenses approximately $11,000. Partially offsetting these higher expenses was lower depreciation expense. The Company incurred insignificant depreciation expense for the three months ended September 30, 2004 as fixed assets were fully depreciated on March 31, 2004 and only minor additions to the asset base have occurred since March 31, 2004. Reported depreciation for the same period in 2003 was $13,013.

Management expects that operating expenses will increase over the next twelve to eighteen months if the Company is able to raise the additional capital required to make the necessary investments in technology enhancements and in its planned marketing and sales programs.

Interest expense for the three months ended September 30, 2004 was $37,838 compared to $5,090 in 2003, primarily due to a higher debt load in 2004. During February and March 2004, and pursuant to the Agreement with Gryphon Financial Securities Corporation (the "Placement Agent"), the Company raised an aggregate of $520,000 from seven (7) accredited investors (as defined in Rule 503 under the 1933 Act) to fund the Company's operations (the "Bridge Financing"). Investors in this Bridge Financing received $1.00 principal amount of 7.5% Senior Subordinated Note ("Notes") and one (1) share of Common Stock for each $1.00 that they purchased. The Notes are due on their second anniversary date, but may be extended at the option of the Company for an additional six (6) months. The Company must issue one share of Common Stock for each $4.00 principal and accrued interest on the Notes that are extended.

In the third quarter of 2004, $15,497 of interest expense was the result of amortizing the deferred financing fees and the debt discount associated with the Bridge Financing in the First Quarter of 2004. In addition, $17,843 in interest expense was interest accrued on the $544,490 of post-petition debt and $520,000 of Bridge Financing debt still outstanding on September 30, 2004.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Revenues for the nine months ended September 30, 2004 were $151,434 compared to $182,040 for the same period in 2003. Fewer customers were billed during the first nine months of 2004 as a result of a review of accounts receivable that was completed in the latter part of 2003, where a significant number of customers with aged receivable balances were assigned former client status and were no longer billable in 2004.

Management believes that revenues will grow significantly over the next twelve to eighteen months if the Company is able to raise the additional capital to execute its marketing and sales strategy. Since December 2003, the Company's revenue base has more than doubled, reflecting the company's expanded sales and marketing efforts.

Operating expenses were $1,472,759 for the nine months ended September 30, 2004 compared to $1,169,050 for the nine months ended September 30, 2003. This 26% increase in operating expenses was primarily attributable to an increase in headcount and overall salaries for the nine-month period, resulting in higher payroll, payroll-related and employee benefit expenses for the year of approximately $218,000. Also contributing to the year-over-year increase in payroll expense was the reduction in salaries that was implemented in March 2003, in order to conserve cash resources during the period of reorganization, which effectively reduced gross salaries approximately 35%. With an increased active customer base, an expanded sales and marketing strategy, and successful fundraising, the Company increased the employee total to position the Company to accomplish management's objectives. The expanded sales force and aggressive marketing strategy attributed to higher travel and business development expense of approximately $106,000 in 2004. Financial consulting expenses increased approximately $43,000 in 2004 as a result of the Company investing in incremental resources required to navigate successfully through the various stages of a successful emergence from its reorganization, primarily its investor relations program. Stock compensation expense resulting from the issuance of its shares to its directors and employees in January 2004 increased operating expenses approximately $54,000. Partially offsetting these higher expenses were lower depreciation expense and legal fees. The Company incurred insignificant depreciation expense for the nine months ended September 30, 2004 as fixed assets were fully depreciated on March 31, 2004 and only minor additions to the asset base have occurred since March 31, 2004. Reported depreciation for the same period in 2003 was $82,077. Legal fees in 2004 were approximately $47,000 lower than 2003 primarily due to the fact that in the second quarter of 2003 $47,973 in legal settlement expenses were incurred. All outstanding lawsuits were extinguished with the confirmation of the Reorganization Plan in December 2003, obviating legal settlements in 2004.

Management expects that operating expenses will increase over the next twelve to eighteen months if the Company is able to raise the additional capital required to make the necessary investments in technology enhancements and in its planned marketing and sales programs.

Interest expense for the nine months ended September 30, 2004 was $97,455 compared to $128,987 in 2003. Lower interest expense in 2004 resulted from a lower debt load due to the debt settlement that occurred in December 2003 when the Reorganization Plan was approved.

For the nine months ended September 30, 2004, $36,644 of the interest was related to the amortization of the deferred financing fees and the debt discount associated with the Bridge Offering that took place in the First Quarter of 2004. In addition, $51,630 in interest expense was interest accrued on the $544,490 of post-petition debt and $520,000 of Bridge Financing debt still outstanding on September 30, 2004.

Liquidity and Capital Resources

Net cash used by operating activities for the nine months ended September 30, 2004 and 2003 totaled $1,467,162 and $677,662, respectively. Increased net uses of cash in 2004 resulted primarily from the Company making cash payments to its unsecured creditors of $60,784 as required in its approved Plan of Reorganization, paying down the balance of certain significant accounts payable totaling $65,370, and higher operating expenses primarily due to hiring and expansion of the Company's sales and marketing programs.

Net cash provided by financing activities was $2,167,615 for the nine months ended September 30, 2004 and consisted primarily of the issuance of the Company's Series A Convertible Preferred Stock and borrowings on notes payable. Net cash provided by financing activities was $604,789 for the nine months ended September 30, 2003 and consisted primarily of borrowings on notes payable.

Net cash used in investing activities was $112,484 for the nine months ended September 30, 2004 and consisted primarily of expenditures for product development.

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

The aggregate gross proceeds of the Bridge Financing, through September 30, 2004 were $520,000. The Company paid commissions of 8%, paid certain expenses of the financing and realized net proceeds of approximately $448,000. In the financing, the Company issued an aggregate of $520,000 of principal amount 7.5% senior promissory notes having a two-year maturity. The investors in the financing also received a total of 520,000 shares of Common Stock. The Placement Agent received warrants to purchase an aggregate of 52,000 shares of Common Stock at an exercise price of $1.00 per share. These warrants expire in February and March of 2011.

From May through September 2004 and pursuant to the Consulting Agreement ("the Agreement") with the Consultant, the Company received funds through a Private Placement ("the Placement"). Aggregate gross proceeds of the financing through September 30, 2004 were $1,930,000. The Company paid commissions of 8%, paid certain expenses of the financing and realized net proceeds of approximately $1,715,945. In the financing the Company issued an aggregate of 1,930,000 shares of Series A Preferred Stock, with a $1.00 per share stated value, initially convertible into one share of the Company's Common Stock, par value $.001 per share. The placement agent and the investors in the financing received warrants to purchase an aggregate of 2,312,000 shares of common stock at an exercise price of $1.00 per share with 382,000 warrants issued to the Placement Agent and 1,930,000 warrants issued to the investor. These warrants expire in May through August of 2009.

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

                  31.2 Certification by Robert Woodrow, President , Chief
                       Executive Officer and Director, pursuant to 18 USC
                       Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                  32.1 Certifications by Robert Woodrow, President, Chief
                       Executive Officer and Director and Neil Burley, Chief Financial Officer, pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         b)       REPORTS ON FORM 8-K

                  (a) On September 15, 2004 the Company filed a form 8-K, dated September 15, 2004 reporting under Item 8.01 that it announced the creation of its Physician Advisory Board to support the Company's growth in the healthcare market

                  (b) On October 15, 2004 the Company filed a form 8-K, dated October 15, 2004 reporting under Item 5.02 the appointment of William B. O'Loughlin as Executive Vice President and Chief Operating Officer

                  (c) On October 15, 2004 the Company filed a form 8-K, dated October 13, 2004 reporting under Item 3.02 that it held a final closing in a private placement financing that was effected in two stages in order to capitalize the Company post reorganization

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:   November 15, 2004               By: /s/ NEIL BURLEY
                                            ------------------------------------
                                            Neil Burley, Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)


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

NAME                                    TITLE                    DATE SIGNED
----                                    -----                    -----------

By: /s/ NEIL BURLEY             Chief Financial Officer        November 15, 2004
    -------------------------   (Principal Financial and
    Neil Burley                 Accounting Officer)

By: /s/ ROBERT WOODROW          President, Chief Operating     November 15, 2004
 ----------------------------   Officer and Director
 Robert Woodrow