Form 10KSB
period 2004-12-31
SECURECARE TECHNOLOGIES INC
filed 2005-04-15
CIK 18530

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2004

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


               3001 Bee Caves Road, Suite 150, Austin, Texas 78746
               ---------------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code: (512) 439-3900 Securities registered pursuant to Section 12(b) of the Act: None, Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.001 PAR VALUE
                          -----------------------------
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Report on Form 10-KSB or any amendment to this Report on Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year ended December 31, 2004 were $210,871.

The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the Registrant as of March 31, 2004 (based upon the closing price) was $3,958,663.

Issuers involved in Bankruptcy Proceedings During the Past Five Years. Check whether the issuer has filed all documents and reports required to be filed by
Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes [X]  No [ ]

The number of shares of the issuer's Common Stock, par value $.001 per share, outstanding as of December 31, 2004 was 20,004,000 of which 3,843,362 shares were held by non-affiliates.

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

RECENT CHAPTER 11 REORGANIZATION. On May 13, 2003 (the Commencement Date) the Company (the Debtor) filed a voluntary petition under Chapter 11 of Title 11 of the United States Bankruptcy Code (the Bankruptcy Code) in the United States Bankruptcy Court for the Western District of Texas (the Bankruptcy Court), Case No. 03-12387. During the course of its Chapter 11 proceeding, the Company operated its business and managed its assets as a debtor-in-possession pursuant to sections 1107(a) and 1108 of the Bankruptcy Code.

On August 6, 2003, the Company filed a proposed disclosure statement and joint plan of reorganization, dated August 5, 2003, (the Plan) with the bankruptcy court. On October 23, 2003, after notice and a hearing, the bankruptcy court signed the disclosure statement order, approving the Company's disclosure statement. On October 24, 2003, the Debtors commenced the solicitation of holders of claims entitled to vote to accept or reject the Plan. On December 2, 2003, after notice and a hearing, the bankruptcy court entered its findings of fact, conclusions of law and order confirming the Debtor's joint plan of reorganization dated as of August 5, 2003 (the Confirmation Order). The Plan became final and non-appealable on December 13, 2003. The effective date of the Plan was December 15, 2003.

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

Among other things, the Plan generally provided that all existing equity interests and rights in the Debtor would be cancelled. The Debtor's sole secured creditor received ninety seven and one-half percent (97.50%) of the new common shares of the reorganized Debtor. Unsecured creditors received two and one-half percent (2.50%) of the new common shares of the reorganized Debtor, a cash payment equal to two and one-half Percent (2.50%) of the amount of their allowed claim, and an assignment of the Debtor's rights under a pre-petition judgment in the amount of approximately $1 million, entered in favor of the Debtor. Equity interest holders in the Debtor each received 150 shares of new common stock, regardless of the size of their pre-petition equity interests. In addition, in connection with the Plan, the Company recorded $2,703,203 as a gain on debt settlement and $168,667 as a gain on cancellation of an executory contract during the year ended December 31, 2003.

On April 22, 2004 the Company submitted a motion to modify plan after confirmation (the Motion) to the bankruptcy court. A copy of the Motion is included as Exhibit 3.7. The Motion consisted of the following changes to the original confirmed Plan:

     1.) To change the Company name to SecureCARE Technologies, Inc. versus
         Secure Care, Inc. as stated in the original plan;
     2.) To correct the par value of the New Common Stock to $0.001 from $0.01 as stated in the original plan;
     3.) To authorize 15,000,000 shares of New Common Stock (reflecting a 1.5 for 1 forward stock split) versus 10,000,000 as stated in the original Plan;
     4.) To add certain language to ensure that the New Common Stock is freely tradable and non-restricted in any way.

On May 18, 2004, the order granting motion to modify plan after confirmation was approved by the bankruptcy court and is included as Exhibit 3.8.

On October 19, 2004, the bankruptcy court judge signed the Company's order of final decree which effectively closed the case. A copy of the order of final decree is included as Exhibit 3.9.

The Company's reorganization under the Bankruptcy Code may adversely affect its ability to attract and maintain customers, which would have a material adverse effect on the Company's operations.

DEPENDENCE ON MANAGEMENT. The Company's success depends to a large degree upon the skills of its senior management team and current key employees and upon its ability to identify, hire, and retain additional sales, marketing, technical and financial personnel. The Company may be unable to retain its existing key personnel or attract and retain additional key personnel. The Company depends particularly upon the following key executives: Dr. Richard Corlin, Chairman of the Board; Robert Woodrow, President and Chief Executive Officer; William O'Loughlin, Executive Vice- President and Chief Operating Officer; Neil Burley, Vice- President and Chief Financial Officer; Dennis Nasto, Senior Vice-President of Sales and Marketing; and Eugene Fry, Vice- President of Product Development and Technology. The Company does not have employment contracts with these officers and key employees. The Company does not maintain key person life insurance for any of its officers or key employees. The Company also does not require its executives or its employees to enter non-competition agreements with the Company. However, the Company does seek to protect its confidential information through confidentiality agreements and patents. The loss of any of its key officers and employees or the failure to attract, integrate, motivate, and retain additional key employees could have a material adverse effect on the Company's business. Additionally, the Company must attract additional, qualified sales staff.

RISKS RELATED TO OUR HEALTHCARE ELECTRONIC DOCUMENT EXCHANGE AND E-SIGNATURE SERVICES

WE ARE ENGAGED IN A BUSINESS THAT PROVIDES HEALTHCARE ELECTRONIC COMMERCE SERVICES AND THAT ONLY RECENTLY BEGAN TO GENERATE REVENUES AND HAS INCURRED NET LOSSES SINCE INCEPTION. We began our current operations in the fall of 1999 upon the closing of our reorganization with Link.com, Inc., a privately-held Nevada corporation. We were originally incorporated under the name Center Star Gold Mines, Inc. for the prior purpose of exploring commercial gold deposits, and we owned various unpatented mining claims near Grangeville, Idaho. We abandoned our last mining claim in 1995. Upon our reorganization with Link.com, Inc. (the Reorganization) we changed our business to the healthcare e-commerce industry, specifically connecting physicians, home health agencies and nursing homes via electronic document exchange and e-signature solutions. In August 2000 we changed our name to eClickMD, Inc. (or eClickMD). In February of 2004 we changed our name to SecureCARE Technologies, Inc. (the Company, SCTI or SecureCare).While we have developed or purchased and continue to develop Internet-based document exchange and e-signature solutions for the healthcare industry, we have not yet delivered some of our solutions. We did not generate our first electronic document exchange and e-signature revenues until the quarter ended September 30, 1999. As of December 31, 2004, we had an accumulated deficit of $11,872,915. We expect to continue to incur significant development, deployment and sales and marketing expenses in connection with our business and to continue to incur operating losses for at least the next fiscal year. We may never achieve or sustain profitability. The provision of services using Internet technology in the healthcare e-commerce industry is a developing business that is inherently riskier than businesses in industries where companies have established operating histories.

WE WILL NOT BECOME PROFITABLE UNLESS WE ACHIEVE SUFFICIENT LEVELS OF PHYSICIAN PENETRATION AND MARKET ACCEPTANCE OF OUR SERVICES. Our business model depends upon usage by a large number of physicians with a high volume of healthcare transactions and the sale of home healthcare e-commerce services to home healthcare providers and other healthcare constituents. The acceptance by physicians and other healthcare providers of our products and services will require adoption of new methods of conducting business and exchanging information. We cannot be assured that physicians or other health care providers will integrate our services into their office workflow, or that the healthcare market will accept our services as a replacement for traditional methods of conducting healthcare transactions. The healthcare industry uses existing computer systems that may be unable to access our Web-based solutions. Customers using existing systems may refuse to adopt new systems when they have made extensive investment in hardware, software and training for existing systems or if they perceive that our products or services will not adequately protect proprietary information. Failure to achieve broad physician or health care organization penetration or successfully contracting with healthcare participants, would have a material adverse effect on our business.

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

OUR BUSINESS PROSPECTS WILL SUFFER IF WE ARE NOT ABLE TO QUICKLY AND SUCCESSFULLY DEPLOY OUR SYSTEMS AND PRODUCTS. We believe that our business prospects will suffer if we do not deploy our services quickly. We began allowing access to our Web-based electronic document exchange and e-signature solutions system in November of 2000 and intend to expand deployment of access to our Web-based products and services during the year 2005, although there can be no assurance that we will be able to continue to do so during this time, or at all. In order to deploy our services, we must integrate our architecture with physicians', payers' and home healthcare providers' systems. We will need to expend substantial resources to integrate our systems with the existing computer systems of large healthcare organizations, home health care organizations and physicians. We have limited experience in doing so, and may experience delays in the integration process. These delays would, in turn, delay our ability to generate revenue from our services and may have a material adverse effect on our business, financial condition and operating results. Once we have deployed our electronic document exchange and e-signature products and services, we may need to expand and adapt it to accommodate additional users, increased transaction volumes and changing customer requirements. This expansion and adaptation could be costly. We may be unable to expand or adapt our network infrastructure to meet additional demand or our customers' changing needs on a timely basis and at a commercially reasonable cost, or at all. Any failure to deploy, expand or adapt our system quickly could have a material adverse effect on the Company's business, financial condition and operating results.

WE DO NOT CURRENTLY HAVE A SUBSTANTIAL CUSTOMER BASE AND OUR REVENUES WILL INITIALLY COME FROM A FEW HOME HEALTHCARE PROVIDERS IN A SMALL NUMBER OF GEOGRAPHIC MARKETS. We currently do not have a substantial customer base. In addition, we expect that initially we will generate a significant portion of our revenue from providing our products and services in Texas, Louisiana, North Carolina, Pennsylvania, Florida, Minnesota, Wisconsin, Michigan, Oklahoma, Missouri, Indiana, Ohio, Alabama, California, Illinois and Mississippi. If we do not generate as much revenue in this market or from these home healthcare providers as expected, or expand to additional markets and home healthcare providers as expected, our revenue could be significantly reduced, which would have a material adverse effect on our business, financial condition and operating results.

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

WE MAY EXPERIENCE SIGNIFICANT DELAYS IN GENERATING REVENUES FROM OUR SERVICES BECAUSE POTENTIAL CUSTOMERS COULD TAKE A LONG TIME TO EVALUATE THE PURCHASE OF OUR SERVICES. A key element of our strategy is to market our services directly to large healthcare organizations, including home health care and durable medical equipment organizations. We do not control many of the factors that will influence physicians', home healthcare providers' and suppliers' buying decisions. We expect that the sales and implementation process will be lengthy and will involve some technical evaluation and commitment of capital and other resources by home healthcare agencies, physicians, payers and suppliers. The sale and implementation of our services are subject to delays due to such organizations' internal budgets and procedures for approving large capital expenditures and deploying new technologies within their networks.

OUR BUSINESS WILL SUFFER IF THE INTEGRITY AND SECURITY OF OUR SYSTEMS ARE INADEQUATE. If we are successful in delivering our Web-based electronic document exchange and e-signature solutions to the healthcare industry, our business could be harmed if we or our present or future customers were to experience any system delays, failures or loss of data. Although we do have significant safeguards in place for emergencies, the occurrence of a catastrophic event or other system failure at our facilities could interrupt our operations or result in the loss of stored data. In addition, we will depend on the efficient operation of Internet connections from customers to our systems. These connections, in turn, depend on the efficient operation of Web browsers, Internet service providers and Internet backbone service providers. In the past, Internet users have occasionally experienced difficulties with Internet and online services due to system failures. Any disruption in Internet access provided by third parties could have a material adverse effect on our business, financial condition and operating results. Furthermore, we will be dependent on hardware suppliers for prompt delivery, installation and services of equipment used to deliver our services.

DESPITE THE IMPLEMENTATION OF SECURITY MEASURES, OUR INFRASTRUCTURE MAY BE VULNERABLE TO DAMAGE FROM PHYSICAL BREAK-INS, COMPUTER VIRUSES, PROGRAMMING ERRORS, ATTACKS BY HACKERS OR SIMILAR DISRUPTIVE PROBLEMS. A material security breach could damage our reputation or result in liability to us. We retain confidential customer information in our processing center and on our servers. An experienced computer user who is able to access our computer systems could gain access to confidential company information. Furthermore, we may not have a timely remedy to secure our system against any hacker who has been able to penetrate our system. Therefore, it is critical that our facilities and infrastructure remain and are perceived by the marketplace to be secure. The occurrence of any of these events could result in the interruption, delay or cessation of service, which could have a material adverse effect on our business, financial condition and operating results. A significant barrier to e-commerce and communications are the issues presented by the secure transmission of confidential information over public networks. We rely on encryption and authentication technology licensed from third parties to secure Internet transmission of and access to confidential information. There can be no assurance that advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments will not result in a compromise or breach of the methods used to protect customer transaction data. A party who is able to circumvent security measures could misappropriate or alter proprietary information or cause interruptions in operations. If any such compromise of our security or misappropriation of proprietary information were to occur, it could have a material adverse effect on our business, financial condition and operating results. We may be required to expend significant capital and other resources to protect against such security breaches or to alleviate problems caused by security breaches. We may also be required to spend significant resources and encounter significant delays in upgrading our systems to incorporate more advanced encryption and authentication technology as it becomes available. Concerns over the security of the Internet and other online transactions and the privacy of users may also inhibit the growth of the Internet and other online services generally, and our services in particular, especially as a means of conducting commercial and/or healthcare-related transactions. There can be no assurance that our security measures will prevent security breaches or that failure to prevent such breaches will not have a material adverse effect on our business, financial condition and operating results.

OUR OPERATIONS WILL ALSO BE DEPENDENT ON THE DEVELOPMENT AND MAINTENANCE OF SOFTWARE. Although we intend to use all necessary means to ensure the efficient and effective development and maintenance of software, both activities are extremely complex, and thus, are frequently characterized by unexpected problems and delays.

OUR PROPOSED EXPANSION THROUGH ACQUISITIONS MAY BE DIFFICULT TO IMPLEMENT AND MAY EXPOSE US TO ADDITIONAL RISK. We may seek to acquire businesses that are complementary to our core businesses. Such emphasis is not, however, intended to limit, in any manner our ability to pursue acquisition opportunities in other related businesses or in other industries. We may enter into further acquisitions, joint ventures, strategic alliances or other business combinations. These transactions may materially change the nature and scope of our business. Although our management will endeavor to evaluate the risks inherent in any particular transaction, there can be no assurance that we will properly ascertain all such risks. In addition, no assurances can be given that we will succeed in consummating any such transactions, that such transactions will ultimately provide us with the ability to offer the services described or that we will be able to successfully manage or integrate any resulting business.

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

RAPIDLY CHANGING TECHNOLOGY MAY ADVERSELY AFFECT OUR BUSINESS. All businesses which rely on technology, including the healthcare document exchange and e-signature workflow solutions business that we are developing, are subject to, among other risks and uncertainties:

o rapid technological change;
o changing customer needs;
o frequent new product introductions; and
o evolving industry standards.

Internet technologies are evolving rapidly, and the technology used by any Internet-based business is subject to rapid change and obsolescence. These market characteristics are exacerbated by the emerging nature of the market and the fact that many companies are expected to introduce new Internet products and services in the near future. In addition, use of the Internet may decrease if alternative protocols are developed or if problems associated with increased Internet use are not resolved. As the communications, computer and software industries continue to experience rapid technological change, we must be able to quickly and successfully modify our services so that we adapt to such changes. There can be no assurance that we will not experience difficulties that could delay or prevent the successful development and introduction of our healthcare document exchange and e-signature work-flow solutions services or that we will be able to respond to technological changes in a timely and cost-effective manner. Moreover, technologically superior products and services could be developed by competitors. These factors could have a material adverse effect upon our business, financial condition and operating results.

DEPENDENCE ON PROPRIETARY TECHNOLOGY. The success of our business is dependent to a significant extent on our ability to protect the proprietary and confidential aspects of our technology. Although we have filed multiple provisional patent applications on some of our processes, our technology is not patented and existing copyright laws offer only limited practical protection. We rely on a combination of trade secret, copyright and trademark laws, license agreements, nondisclosure and other contractual provisions and technical measures to establish and protect our proprietary rights. There can be no assurance that the legal protections afforded to us or the steps taken will be adequate to prevent misappropriation of our technology. In addition, these protections do not prevent independent third-party development of competitive products or services. Our management believes that our products, services, trademarks and other proprietary rights do not infringe upon the proprietary rights of third parties. There can be no assurance, however, that third parties will not assert infringement claims against us or that any such assertion will not require us to enter into a license agreement or royalty arrangement with the party asserting the claim. As competing healthcare information systems increase in complexity and overall capabilities or the functionality of these systems further overlap, providers of such systems may become increasingly subject to infringement claims. Responding to and defending any such claims may distract the attention of our management and otherwise have a material adverse effect on our business, financial condition and operating results.

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

OUR LIMITED OPERATING HISTORY MAKES IT DIFFICULT TO FORECAST OUR REVENUES AND EXPENSES. Our limited operating history makes it difficult to forecast our future revenues and expenses. Although our revenues increased since the closing of the Reorganization, quarterly revenue growth may not be indicative of future performance. Our revenues and operating results may be adversely affected by a number of risks and uncertainties, including those listed elsewhere in these risk factors. As a result, our revenues may not grow at similar levels in future periods and may remain flat or decline over any given period.

We base our forecast for expenses, in part, on future revenue projections. We incur expenses in advance of revenues, and we may not be able to quickly reduce spending if our revenues are lower than expected. In particular, we expect to incur additional costs and expenses related to the following:

o The development of relationships with marketing partners and value-added resellers (VARs), and commerce service providers CSPs);
o The development and expansion of our sales force and marketing operations;
o The development and enhancement of existing and new products and services; and
o The expansion of our management team.

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

ITEM 1. BUSINESS

                                     General

SecureCARE Technologies, Inc. (the Company or SCTI), formerly eClickMD, Inc., was incorporated in Idaho in 1961. During 1998 the Company changed its domicile to the State of Nevada and is now a Nevada Corporation.

                      The September 20, 1999 Reorganization

On September 20, 1999, the Company entered into an Agreement and Plan of Reorganization (the Reorganization Agreement) with Link.com, Inc. Pursuant to the Reorganization Agreement, the shareholders of privately-held Link.com agreed to exchange 100% of the issued and outstanding shares of common stock or 25,000 shares, in exchange for 10,388,898 shares of the Company's common stock with a par value of $0.001. For accounting purposes, the acquisition of Link.com by the Company is treated as a recapitalization of Link.com with Link.com as the acquiror (a reverse acquisition). Accordingly, the historical financial statements are those of Link.com and its predecessors. The Board of Directors approved a change of the Company's name to Link.com, Inc. in September, 1999. On May 26, 2000, the Company's name was changed to eClickMD, Inc.

                    Chapter 11 Reorganization - May 13. 2003

On May 13, 2003 (the Commencement Date) the Company (the Debtor) filed a voluntary petition under Chapter 11 of Title 11 of the United States Bankruptcy Code (the Bankruptcy Code) in the United States Bankruptcy Court for the Western District of Texas (the Bankruptcy Court), Case No. 03-12387. During the course of its Chapter 11 proceeding, the Company operated its business and managed its assets as a debtor-in-possession pursuant to sections 1107(a) and 1108 of the Bankruptcy Code.

On August 6, 2003, the Company filed a proposed disclosure statement and joint plan of reorganization, dated August 5, 2003, (the Plan) with the bankruptcy court. On October 23, 2003, after notice and a hearing, the bankruptcy court signed the disclosure statement order, approving the Company's disclosure statement. On October 24, 2003, the Debtors commenced the solicitation of holders of claims entitled to vote to accept or reject the Plan. On December 2, 2003, after notice and a hearing, the bankruptcy court entered its findings of fact, conclusions of law and order confirming the Debtor's joint plan of reorganization dated as of August 5, 2003 (the Confirmation Order). The Plan became final and non-appealable on December 13, 2003. The effective date of the Plan was December 15, 2003.

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

Among other things, the Plan generally provided that all existing equity interests and rights in the Debtor would be cancelled. The Debtor's sole secured creditor received ninety seven and one-half percent (97.50%) of the new common shares of the reorganized Debtor. Unsecured creditors received two and one-half percent (2.50%) of the new common shares of the reorganized Debtor, a cash payment equal to two and one-half Percent (2.50%) of the amount of their allowed claim, and an assignment of the Debtor's rights under a pre-petition judgment in the amount of approximately $1 million, entered in favor of the Debtor. Equity interest holders in the Debtor each received 150 shares of new common stock, regardless of the size of their pre-petition equity interests. In addition, in connection with the Plan, the Company recorded $2,703,203 as a gain on debt settlement and $168,667 as a gain on cancellation of an executory contract during the year ended December 31, 2003.

On April 22, 2004 the Company submitted a motion to modify plan after confirmation (the Motion) to the bankruptcy court. A copy of the Motion is included as Exhibit 3.7. The Motion consisted of the following changes to the original confirmed Plan:

     5.) To change the Company name to SecureCARE Technologies, Inc. versus
         Secure Care, Inc. as stated in the original plan;
     6.) To correct the par value of the New Common Stock to $0.001 from $0.01 as stated in the original plan;
     7.) To authorize 15,000,000 shares of New Common Stock (reflecting a 1.5 for 1 forward stock split) versus 10,000,000 as stated in the original Plan;
     8.) To add certain language to ensure that the New Common Stock is freely tradable and non-restricted in any way.

On May 18, 2004, the order granting motion to modify plan after confirmation was approved by the bankruptcy court and is included as Exhibit 3.8.

On October 19, 2004, the bankruptcy court judge signed the Company's order of final decree which effectively closed the case. A copy of the order of final decree is included as Exhibit 3.9.

              Events Subsequent to the May 13, 2003 Reorganization

On January 19, 2004, the Board of Director's of eClickMD, Inc. approved a 1.5 for 1 forward Common Stock Split (the Stock Split). On January 19, 2004, the shareholder holding shares representing more than a majority of the shares of Common Stock entitled to vote consented in writing to the Stock Split. The Stock Split increased the number of shares of Common Stock issued and outstanding, as approved in The Plan, from 10,000,000 to 15,000,000.

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

                               Our Business Today

Management believes that SecureCARE Technologies, Inc. is the leading provider of Internet-based document exchange and e-signature solutions for the healthcare industry. Built with state-of-the art development tools from the Microsoft dotNET development solutions, SecureCARE.net is tailored to the needs of physicians, clinics, and home healthcare, hospice and durable medical equipment providers. These end-to-end solutions offer a revolutionary approach to accessing information and managing time-consuming forms and authorizations. SecureCARE's easy-to-use technology eliminates paper, while enhancing the ability of physicians to capture fees for otherwise unbilled time and services, uniquely and directly impacting the physician's revenue. SecureCARE.net is a highly secure, HIPAA-ready (Health Insurance Portability and Accountability Act) tracking and reporting tool that streamlines operations while providing physicians with additional revenue opportunities.

                               Industry Background

Healthcare is a highly fragmented, local industry. Nearly half of the nation's 600,000 physicians work in practices with only one or two doctors and most of the country's 5,000 hospitals operate independently, according to the American Medical Association (Gravitz, 2000). Annual spending for healthcare, however, was more than $1 trillion in 1996 , and it is expected to grow at an unprecedented pace. According to the Centers for Medicare & Medicaid Services, formerly Health Care Financing Administration, health care spending is expected to reach $2.1 trillion by 2007. It is expected that spending on healthcare will represent 17 percent of the GDP in 2007 (Whitten, Steinfield & Hellmich, 2001).

Healthcare is one of the most paper-intensive industries. In fact, some industry analysts say that inefficiencies account for as much as 25% of this $1.3 trillion industry (Cunningham, 2000). With no single entity that could enforce technology guidelines, the government stepped in to mandate technology security and patient confidentiality in 1996. Enforcement of the Health Insurance Portability and Accountability Act ("HIPAA") is forcing latent technology adopters to move quickly, or risk stiff penalties for non-compliance. While a few healthcare organizations are well on their way to implementing HIPAA-ready technology, the vast majority underestimated the amount of time they will need and the significance of the work involved to comply (Lanser, 2001). This has caused a heightened sense of urgency within the healthcare industry to move quickly to adopt HIPAA-ready technology. HIPAA was enacted by Congress and signed into law in August 1996. This act primarily addressed the protection of health insurance coverage when an individual changed or lost their job. In addition, HIPAA included the Administrative Simplification Act, which was intended to simplify and standardize the transmission of information between and among health plans, providers and payors. At the same time the Act addressed the privacy and security of an individual's health information.

The Act is implemented through regulations, some of which have been established and some of which are still being formulated by the accountable federal agencies. The first mandated implementation of any of the regulations was October, 2002, for the transmission of certain information between health plans, providers and payors. The U.S. Department of Health and Human Services predicts that unifying the healthcare market with a standardized technology solution would save the industry over $29.9 billion during the next 10 years, however, a universal technology solution that enables one healthcare professional to easily share information with another has not existed until the SecureCARE Technologies, Inc. solution was developed and offered to the market.

                               Market Opportunity

The Market Size

Our initial market opportunity is significant and consists of:

o Approximately 47,000 home healthcare agencies (HHA) durable medical equipment providers (DME)and Hospices
o Approximately 200,000 physicians who refer patients to HHA, Hospice, and DME providers
o More than 8.5 million Medicare patients who use home healthcare service each month

This represents more than $223 million dollars of potential annual revenue from the sale of SCTI applications.

The Business Challenge for our Customers

For home health providers, processing patient care documents means spending hours completing forms, fixing errors, resubmitting corrected forms, and mailing, faxing, or hand-delivering them to physicians for required signature. Getting physician signatures means waiting weeks, or even months. Home health providers cannot bill Medicare for their services until the original signature is received back from the physician. This has a significant negative effect on a home healthcare agency's cash flow.

For physicians the problem is compounded because their office is overburdened more than ever by the hassles of manually processing patient care documents they receive from home healthcare agencies, hospice and durable medical equipment suppliers. There are constant errors, endless corrections, increased risks and missed opportunities to charge for delivered services and increase practice revenue. These headaches and others waste the physician's time and increase overhead. What's more, most physicians miss billing for key Medicare codes associated with the paperwork from home healthcare agencies and hospices -- resulting in the loss of significant revenue. We estimate that an average family practice physician with 20 Medicare patients per month certified for home healthcare loses approximately $18,000 a year in revenue due to ineffective paper processes and the inability to track and bill key Medicare codes.

The Solution Offered by the Company

SecureCARE Technologies, Inc. delivers a HIPAA-ready, Internet-based document exchange and e-signature solution - for physicians and clinics, home healthcare agencies, hospice and durable medical equipment providers. These applications enable the exchange of every type of patient care document with push-button speed and ease-of-use. Using SecureCARE.net, healthcare providers enjoy a complete end-to-end online system that allows them to electronically send, sign, receive, track, manage, and file all documents - thereby, positively impacting workflow productivity, risk prevention and profitability. Management believes there is no other electronic document exchange application available today that delivers the same level of workflow functionality and operational benefits. More importantly, SecureCARE.net tracks billable activities for the physician; the required information to bill these codes is frequently not captured due to the difficulty in manually tracking the time spent by the physician, but they can represent significant revenue for the physician practice. SecureCARE.net's ability to capture and track the information for these already-delivered services, enabling the physician to bill these codes, is a key driver in terms of physician adoption of this new software.

Added Value for Home Healthcare Providers

Unlike any other electronic document management system available today, SecureCARE.net gives home health providers a new way to build physician relationships. First, physicians using SecureCARE.net will find it easier to do business with home healthcare providers that use SecureCARE.net. Secondly, the system automatically tracks physician Care Plan Oversight (CPO) time for home health and hospice, and home healthcare certification and recertification, and therefore, physicians enjoy a new opportunity to capture additional revenue for care they already provide. Home healthcare providers who use SecureCARE .net offer added value to their physician relationships thereby increasing their likelihood of increased referrals.

Added Value for Physicians

Unlike any other electronic document management system available today, SecureCARE.net gives physician practices a new way to boost profitability, by providing them an automated way to track and bill Medicare for the time spent on CPO for Homecare ($125* per event) and Hospice ($130* per event). In addition, SecureCARE.net tracks Certification ($75* per event) and Re-certification ($57* per event) codes for homecare. Most physician practices do not bill for these codes due to their inability to effectively track and manage the paper flow from the homecare providers. These billing codes translate into a significant opportunity for the physician to capture additional revenue. Based on Medicare statistics, management calculated that, on average, when a physician certifies 20 patients a month for homecare and he is able to track the care using SecureCARE .net and submits claims to Medicare, he or she can add approximately $18,000 - $30,000* a year to practice revenue for work he or she is already doing. Adding Re-certifications and CPO billing increases their revenue even more. Now physicians can automatically capture this valuable source of "lost" revenue with SecureCARE.net without doing any more work or adding costly equipment or staff.

* National averages from Medicare 2004

                        SCTI's Uniqueness in the Industry

SCTI believes that its application, SecureCARE.net is uniquely able to create economic motivators for healthcare professionals. Engagement of our technology is secure, simple and affordable. The Company's user-friendly technology requires no IT resources for implementation or maintenance.

SecureCARE.net is Internet-based and requires no upfront capital investment. It is implemented in less than a day and is easy to use with minimal computer skills required. Deployment of SecureCARE.net can reduce overhead costs for a medium-sized home healthcare agency (approximately 300 patient census) by almost $100,000 per year, and capture significant lost billable revenue for physicians providing home healthcare. In addition, SecureCARE.net has no direct competition.

   HIPAA Compliance Challenges                     SCTI Solutions
------------------------------------------- ------------------------------------
Limited Budgets                             Affordable monthly subscription fees
------------------------------------------- ------------------------------------
Limited Internal IS Resources               24x7 technical site support
------------------------------------------- ------------------------------------
Multiple Legacy Systems                     Open-platform technology using XML
                                            and HL7 standards for easy
                                            integration
------------------------------------------- ------------------------------------
Limited Technical Knowledge                 No Installation Required
------------------------------------------- ------------------------------------
Limited Knowledge of HIPAA Requirements     System is based on HIPAA standards
                                            and requirements. If using the SCTI
                                            system, there is no additional
                                            knowledge regarding HIPAA guidelines
                                            required to maintain compliance
------------------------------------------- ------------------------------------
Limited Resources for Archiving             All workflow documents passing
                                            patient data into the SCTI database
                                            platform are archived for user
                                            access throughout the term of the
                                            contract
------------------------------------------- ------------------------------------

The Internet-based Document Exchange and e-Signature Business Solution

Home healthcare executives founded SCTI in 1996 to address inefficiencies in workflow processes between agencies and physicians. The real opportunity for the Company occurred when the U.S. government released the Health Insurance Portability and Accountability Act (HIPAA), that mandated Internet-based electronic storage and transmission of patient data be standardized, secured, and subjected to rigorous privacy rules for providers to be reimbursed by Medicare. SCTI launched a comprehensive effort to enhance its e-signature and digital certificate technology to adhere to these standards. Today, the Company has a number of applications for patents in various stages of the patent granting process. No assurance can be given that any patent will be granted, that any patent granted would provide meaningful protection, or that any patent granted to the Company will not be found to infringe upon any patents granted to others. The Company has already received trademarks on a number of its product features and functions. There are over 340 healthcare professionals moving in excess of 28,000 patient documents annually through the SCTI system today.

In November 2001, another fortuitous event for the Company occurred when the government released an extremely complex security standard for patient privacy mandating that healthcare providers maintain an audit trail of anyone who views or handles patient records. Failure to adhere to these regulations will result in stiff legal and financial penalties for healthcare professionals. Mainstream health professionals, who have procrastinated in the retooling of their practices, are now scrambling to secure an affordable HIPAA-ready solution that offers quick implementation and "out-of-the-box" usability.

The modifications to accommodate these regulations for healthcare professionals are on a scale of the Y2K requirements that all business organizations had to meet for the new Millennium. SCTI is perfectly positioned to capitalize on this opportunity. The Company has the experience and the industry knowledge to efficiently and economically transition healthcare providers to comply with government regulations.

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

A significant and distinct advantage SCTI has over other technology companies is the ability to penetrate the physician's desktop. Unlike other HIPAA-ready solutions that focus on the billing side of a practice, SecureCare.net automates physician workflow at the point of patient-care management. This difference enables healthcare professionals to meet regulatory compliance without changing their normal workflow pattern. Typically, an intense paper or fax transaction sequence occurs between physicians and healthcare providers to manage the plan of care, report changes in condition, document verbal orders, report clinical oversight and process billing activities.

                                  Our Products

On February 1, 2005, SCTI announced the release of its new application, SecureCARE.net. This solution transforms the costly, labor- and paper-intensive workflows between physicians and home health services providers into a highly efficient and cost effective electronic document exchange process. SecureCARE.net is easy to learn and simple to use, with current users learning the solution in 10 minutes or less. It requires only a browser (such as Internet Explorer) and access to the Internet. Users can manage their documents from anywhere the Internet is available, whether at work, home or on vacation. The solution works where the user works, improving efficiencies and driving revenue -- all in a highly secure, HIPAA-ready environment.

State-of-the art software development tools from the Microsoft dotNet development solutions were used to speed the development and pave the road to an efficient deployment. Additionally, early in development, Microsoft design testing of the application was completed to allow for a full, world-class evaluation of the application prior to release. A full review of the design and code was completed in a simulated production environment with customized test scripts, resulting in optimized performance and architecture.

SecureCARE.net offers extensive security, scalability and reliability. The new application is fully redundant and scalable with a three-tier architecture that enables the Company to add components as customer demand increases. The new multiple server and storage area network configuration, co-located in a third-party facility, provides for robust fail-over. Data in the .net database is distributed among tables, making information-finding faster, particularly for import functions.

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

In early November 2001, we began development of our third generation software. In this generation of the product the SecureCARE platform included dynamic forms presentation and new user features that were robust and user friendly. The SecureCARE document viewer and forms presentation engine was designed to accommodate larger enterprises in today's healthcare sectors. This new, third generation technology, took advantage of the Windows(R) look and feel that is most common in today's healthcare environment, and utilized the Internet as the back-end communication pipeline to the SecureCARE web services platform located in the data center. The SecureCARE database served up robust dynamic forms through a small Windows client interface that was updated every time the user began utilizing the application. User authentication and login was verified by standard PKI (Public Key) with digital certificates. If the users name and password did not match the digital certificates criteria then the users access was disallowed. The digital certificate was stored in a certificate vault and was only used during the current user session. SecureCARE has filed for patent protection on the certificate vault concept. This concept is truly innovative and allows for ease of use and portability for the user. The certificate vault can accommodate other digital certificates that are issued by other certificate authorities, (Verisign(TM), Digital Trust(TM), Baltimore Security(TM), and many others). The vault concept allowed SecureCARE to manage the certificates for the user. The third generation software was based on data manipulation and presentation to the dynamic forms. This concept allowed SCTI to interface with already available data from other healthcare software applications. The Company was able to interface with these large software vendors that have market penetration already established and allowed these vendors to become HIPAA -ready at the same time. If the direct interface solution was not feasible or could not be physically implemented, the Company developed a solution to accommodate this problem. This solution includes a printer driver that can be selected in all Windows applications that converts any document into a XML image that the SecureCARE platform could interpret and present to the user in an image of the form. Signature/date templates could be created on this form image and then sent on to the physicians and nurses for signature.

The Company has contracted with Inflow.net to house and maintain the Company's server-farm which hosts our ASP application. Inflow.net's MAX architecture begins with Inflow's direct connectivity to multiple Tier 1 backbones. Inside, Inflow has built a fully redundant, self-healing network, which consistently routes our customer traffic over the highest performance backbone. Inflow engineers will constantly monitor and upgrade this architecture to stay ahead of the bandwidth growth. If a backbone goes down, a local fiber gets cut or a hardware component fails, our customers can still access the application through a sophisticated fail over system. Inflow will protect the network perimeter with a security product called Check Point FireWall-1TM, state-of-the art inspection Internet firewall technology. Residing at the lowest software layer, FireWall-1TM inspects every packet that crosses our link to the Internet. A comprehensive inspection policy will significantly reduce the chances of unauthorized access to our data and applications. FireWall-1TM does not affect system performance and is transparent to authorized users and applications.

Currently, the SCTI products are licensed to approximately 259 active physicians and 81 home health care provider locations located in Texas, Louisiana, North Carolina, Pennsylvania, Florida, Minnesota, Wisconsin, Michigan, Oklahoma, Missouri, Indiana, Ohio, Alabama, California, Illinois and Mississippi. Home Health Care agencies are charged a monthly fee per provider location utilizing the software. In addition there are one-time training and set-up fees and integration and customization charges as contracted. Currently, physicians are not charged for utilizing the software.

The Company intends to utilize the Internet to provide browser-initiated healthcare document exchange and e-signature solutions that facilitate the confidential, on-line exchange of healthcare information for many participants in the healthcare industry. Based on the technology and products in place, other applications can be developed that will enhance the Company's position in physician's offices, home healthcare agencies, and other providers such as nursing homes, pharmacies, durable medical equipment providers, and information sites.

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

DocLink was a Microsoft Windows-based application operational on the currently available versions of Windows, and it provided an electronic link between doctors and home health care agencies to expedite the processing of paperwork. The electronic link consisted of original documents that must be electronically sent to the physician, electronically signed by the physician, and returned to the provider. A health care agency simply clicked on a graphical button on a Windows screen to scan a document into the software, and clicked on another graphical button to send the orders/documents to the physician for review. The physician logged into the system using his/her encrypted password and began reading and signing the orders with electronic signature verification on the screen. Once completed, DocLink automatically sent this information back to the health care agency. The Company's services reduced administrative paperwork, resulting in savings for our clients and significantly expedited the reimbursement process, which directly resulted in a lower average number of outstanding accounts receivable days for our clients. Research had shown that most physicians and home health care agencies neglected the signature attainment portion of the paper work process due to the overwhelming difficulties and liabilities associated with the typical paper based process. Utilizing SecureCARE Technologies' software, simplified and expedited a previously difficult and tedious process into a significant income-producing component of a physician's business practice through implementation of the Care Plan Oversight
(CPO) billings.

Medicare increased CPO billing rates between 17% and 22% for the year 2000 to get more physicians to bill and review documents coming from home health agencies. Many physicians overlooked the CPO billings, primarily due to the increased paperwork to manually track the billing. In a research report prepared for the Massachusetts Medical Society regarding care plan oversight charges from Medicare, it was reported that 89.8% of respondents do not submit these charges for payment. There was a significant relationship between physician specialty and whether or not a respondent submitted this charge. A very low percentage of overall respondents submitted this charge. When asked, "Why not?" the majority of respondents (57.6%) reported that they were not aware of this charge. Forty two percent (42.4%) reported other reasons. The verbatim responses indicated that the respondents did not submit this charge because: 1) the time required is not worth the compensation, 2) they are not paid even when they do submit the charge, and 3) insufficient time is spent on care plan oversight. Fear of audit and lack of billing system capability was also mentioned. Our software product, DocLink automatically tracked the time spent on CPO and produced reports that could be used as the source document for billing. DocLink solved these issues and passed HCFA and OIG (Office of Inspector General) audits conducted by the Federal Government.

In September 1999 the Company launched its first Internet site with its first completely Web-based application called net.Care. This software provided verification regarding whether services rendered to a patient were eligible for reimbursement. The net.Care application was a Web-enabled product that was developed by the Company in conjunction with several clinical and administrative professionals in home health care to verify whether services rendered by a provider to a patient were eligible for reimbursement. In 1999, the HCFA implemented OASIS (the Outcomes Assessment Information Set). This program allowed home health care providers to upload an OASIS file, which was a project implemented by the HCFA. The primary focus of the project was to improve the quality of care; however, OASIS became the financial determinant of reimbursement for home health care. OASIS determined eligibility for Medicare as well as appropriateness of care and actual payment rates. There were many instances in the assessment form that allowed the home health care agency to contradict other portions of the assessment, albeit minor, thereby disallowing proper charges for payment. Using net.Care as an audit tool helped to discover such discrepancies before the information was sent to the state clinical regulatory agencies or HCFA. This allowed changes to be implemented prior to the submission of the data. These changes could be performed in minutes, whereas a manual audit could take one to two hours. The net.Care product reduced the labor costs associated with the time nurses spent on reviewing data in a patient's paper chart. It also reduced the chance of claims rejections for documentation deficiencies. The product was also designed to detect conflicting nurse responses; to assist with the coordination and preparation of a patient's plan of care; to recognize patients who may not be eligible for particular services; and to make suggestions for completion of the patient's plan of treatment.

On June 30, 2000, the Company acquired certain assets of LuRo Associates, dba Health Tech, Inc., a developer of financial and accounting software designed for the health care industry. The Company exited this business effective December 31, 2004.

On November 15, 2000, the Company released its Internet-based ASP software product called ClickMD that enabled health care providers to communicate and validate pertinent and private information to physicians and other ancillary providers while keeping the data secure. It reduced costs typically incurred in terms of the time and expense required to communicate such information manually. This product furnished health care providers with a means to send doctor's orders (and other vital patient information) to a physician's office, where the orders would then be reviewed and authorized by the physician on his or her desktop computer. ClickMD allowed a home care provider to scan in an order and send it to a physician. At the doctor's office, ClickMD alerted the physician with a "you've got mail" type icon, where the physician could read the order on the screen and affix his or her electronic signature by invoking a password. ClickMD automatically delivered the signed order back to the home care provider through the ASP and automatically printed the order to be stored in the paper chart. While the physician was reviewing orders, ClickMD could provide him or her with a timing routine, which also fed a database that furnished per-patient oversight billing reports.

                              Intellectual Property

Management believes that the SecureCARE business model and software products are unique. The company currently has a number of applications for patents in various stages of the patent-granting process. No assurance can be given that any patent will be granted, however, or that any patent granted would provide meaningful protection, or that any patent granted to the Company will not be found to infringe upon any patents granted to others. The Company has already received trademarks and servicemarks on a number of its product features and functions. In October 2003, the Company was granted trademark protection to SecureCARE, the brand name of its primary product line.

                             Our Technology Platform

The Internet has the full potential to design and deploy universal standards such as those that govern email and electronic data transactions. Many major vendors - especially Microsoft, IBM and Sun - have developed standards such as XML (Extensible Markup Language) and SOAP (Simple Object Access Protocol) that have been adopted by the World Wide Web Consortium (W3C) which is responsible for defining Internet-based standards. Committed to the efficiencies of universal standards, the SecureCARE platform is built around Microsoft's revolutionary .NET (Dot Net) framework within the standards and regulations of HIPAA (Health Insurance Portability and Accountability Act) and HL-7 (Health Level Seven messaging standards).

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

SCTI's preeminent SecureCARE.net platform adds logic to data moving across the system to expedite workflow and facilitate smarter decisions regarding patient care. This innovative approach coupled with the fact that SecureCARE.net technology works with existing workflow is defining new standards for technology companies seeking to address the HIPAA regulation needs of the healthcare industry.

                                   Competition

We believe that SecureCARE provides comprehensive workflow automation tools between healthcare providers and physicians and that we have no direct competitor. Several companies compete in some of our business segments. Trac Medical targets the electronic certificate of medical necessity sector and is focused on the DME market. Trac Medical is a subsidiary of AuthentiDate, which is involved in several industry segments but not strictly on healthcare. Trac Medical is currently seeking funds to continue addressing the certificates of medical necessity (CMN) markets. Although they have contracted with a large customer in the CMN market they have made no significant progress in gaining physician adoption largely because the company's targeted customer based is the home healthcare provider or agency rather than the physician. Additionally, CMNs do not represent a revenue generation opportunity for physicians. McKesson Corporation recently introduced a product that competes with SecureCARE in the home healthcare agency market. McKesson is offering the product exclusively to its customer base. This solution only works with the home health software from McKesson and does not integrate with its own hosted software solution. It is expensive and most providers and physicians are not adopting it. Furthermore and most importantly, McKesson's solution does not provide physicians one channel within which to interact with their various providers.

Verisign, Lexign and AuthentiDate are certificate authority companies looking to expand into healthcare with their digital certificate offerings. These companies are either extremely narrowly focused on one specific niche or too generalized to take advantage of the wide opportunities available in our sector.

SecureCARE's key advantage over such companies lies in the fact that the solutions offered fit into the day-to-day workflow of all health care providers. The user is in compliance, the cost of operational overhead is lowered and significant improvements in data document management are made. Physicians are attracted to SecureCARE Technologies' solution for its simplicity and convenience, and its ability to generate additional revenue through certification, re-certification and care plan oversight (CPO) billing. This additional source of Medicare revenue for reviewing and approving home health and hospice patient orders is virtually untapped, and can add significant revenue to a typical physician's practice. Another feature attractive to physicians is SecureCARE's ability to provide any type of document that requires the physician's signature - from all provider sources. Physicians need a single way to work with the multiple providers from whom they receive documents requiring their signed approval on a daily basis.

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

                                  o Allows DMEs to electronically generate CMNs and complete on their computer or import from their practice management software, thereby, eliminating the hassles and wasted time of manual CMN creation.

                                  o Lets them send documents to physicians with a button-click instead of stamps, envelopes, or hand delivery.

                                  o Streamlines any back-and-forth document exchange between DMEs and the physicians' offices. Significantly reduces errors on the physician side and redos that are common with most CMNs.

                                  o Speeds up the communication process from weeks down to minutes, because doctors just click a button to enter their e-signatures.

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

                                  o Allows for integrating SecureCARE with
                                  practice management software, for effortless
                                  data updates and virtual elimination of
                                  duplicate data entry.
--------------------------------- ----------------------------------------------
Reduces Risk                      SecureCARE delivers tight controls to support
                                  medical fraud risk management activities:

                                  o Ensures a HIPPA-ready and CMS-approved process for electronically exchanging signed documents.

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

                                  o Increases referrals by making it easier and more desirable for doctors to do business with HHAs and Hospices.
--------------------------------- ----------------------------------------------

                               Physician Economics

Physicians are adopting SecureCARE based on the economics of efficiency, risk reduction and increased profitability as detailed below.


--------------------------------- ----------------------------------------------
Physician Practice Advantages     SecureCARE Benefits
--------------------------------- ----------------------------------------------
Improves Workflow Efficiency      SecureCARE drives the highest level of office
                                  productivity in multiple ways:

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

                                  o Uses HIPPA-ready digital certificates and
                                  true handwritten signatures stored in a
                                  digital vault.
--------------------------------- ----------------------------------------------
Boosts Profitability              SecureCARE lowers operating costs and boosts
                                  practice revenue because it:

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

                                  o Costs nothing to use - SecureCARE.net is
                                  completely free for physicians and their staff complements of SecureCARE Technologies, Inc.
--------------------------------- ----------------------------------------------

                          Marketing and Sales Strategy

The overall objective of the sales and marketing plan is to establish SecureCARE as the healthcare industry's leading electronic document exchange and e-signature software applications used by healthcare providers and their referring physicians. The objective is to attract large multi-specialty physician groups that refer patients to home health agencies, hospice and durable medical equipment providers.

Home health providers who receive patient referrals from physicians implementing the solution are encouraged to sign up in order to benefit from its many advantages. When physicians use the software, key activities are automatically tracked that can be used for billing home health and hospice services. The average physician can capture $18,000 - $30,000 a year in lost billings for work they are already doing. Paper systems currently in use today make it extremely difficult to capture the data needed to effectively bill for Medicare codes related to certification and re-certification of home healthcare patients and care plan oversight for home healthcare and hospice patients. Simply put, when a physician can earn money without having to do additional work it makes for an easier sell. This is a proven model.

To accomplish the Company's aggressive sales goals, three primary strategies and tactics have been implemented:

     1.) Create demand for SecureCARE from the physicians who refer patients to HHA, hospice and DME providers. (Family Practice, Internal Medicine, Oncology, Cardiology, Orthopedics, and Urology are the top physician specialty admitters in home healthcare agencies (HHA), hospice and DME).

     o Using the sales organization and the assistance of the large regional physician groups with a high referral base, home health, hospice and DMEs are identified and called on.

     o Advertise and exhibit at key industry trade shows that focus on physician specialties that refer to HHA, hospice and DME.

     o   Hire additional direct sales staff to drive growth.

     2.) Market SecureCARE through the industry leading Group Purchasing Organization (GPO) and key industry trade associations.

     3.) Integrate SecureCARE with the industry leading software vendors.

     Today integrations have been completed or started with some of the major software vendors in the HME/HHA market. These include: CareCentric, Siemens, Computers Unlimited, Computer Applications Unlimited, TeamDME, McKesson Information Solutions, DME Works, ScanHealth, Symphony Rehab, Dynamic Energy and Forelogic. Successful integration means two things.

     1.) Customers will have greater workflow efficiencies.

     2.) Doors to market to the customer base of each software vendor are open.

     The plan is to eventually integrate with all software vendors. This will happen as more home health providers are signed who use software from vendors not already integrated.

In summary, SecureCARE is well positioned today to become the dominant electronic document exchange with e-signature software application used by physicians and the home healthcare providers they refer business to. SecureCARE is the only solution available today that can close the gap in terms of making the healthcare environment completely paperless.

There is also a trend toward declining physician reimbursement and salaries. As a result, doctors are aggressively searching for ways to make more money, according a study, published in the March/April issue of the Journal of Health Affairs. The SecureCARE solution addresses this issue head on. A physician using the system can add significant revenue to his or her practice for work he or she is already doing. And it's also free to the physician.

                              Government Regulation

Participants in the healthcare industry are subject to extensive and frequently changing regulation at the federal, state and local levels. The Internet and its associated technologies are also subject to government regulation. Many existing laws and regulations, when enacted, did not anticipate the methods of healthcare e-commerce that the Company is developing. The Company believes, however, that these laws and regulations may nonetheless be applied to the Company's healthcare e-commerce business. The Company believes that its products adhere to all applicable regulations including CMS and HIPAA Internet based medical e-commerce mandates. See Risk Factors above.

Current HIPAA Timelines:

The Health and Human Services Department (HHS) is continuing to develop, publish, and ratify rules regarding HIPAA. The privacy rule was published on December 28, 2000.

Summary of the Current State of HIPAA Standards:

Standard                         NPRM Published?   Final Rule Published?   Compliance Date
------------------------------- ----------------- ----------------------- -----------------
Transactions and Code Sets       Yes. 05/07/1998      Yes. 08/17/2000        10/16/2003
------------------------------- ----------------- ----------------------- -----------------
National Provider Identifier     Yes. 05/07/1998      Yes. 01/23/2004        05/23/2008
------------------------------- ----------------- ----------------------- -----------------
National Employer Identifier     Yes. 06/16/1998      Yes. 05/31/2002        08/01/2005
------------------------------- ----------------- ----------------------- -----------------
Security                         Yes. 08/12/1998      Yes. 04/20/2003        04/21/2006
------------------------------- ----------------- ----------------------- -----------------
Privacy                          Yes. 11/03/1999      Yes. 12/28/2000        04/14/2004
------------------------------- ----------------- ----------------------- -----------------
National Health Plan             No Expected Date     No Expected Date     No Expected Date
Identifier
------------------------------- ----------------- ----------------------- -----------------
Claims Attachments               No Expected Date     No Expected Date     No Expected Date
------------------------------- ----------------- ----------------------- -----------------
Enforcement                      No Expected Date     No Expected Date     No Expected Date
------------------------------- ----------------- ----------------------- -----------------
National Individual Identifier       On Hold             On Hold              On Hold
------------------------------- ----------------- ----------------------- -----------------

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

                                    Employees

As of December 31, 2004, the Company had 20 full-time employees which included 6 employees in technology development and maintenance; 6 employees in sales; 6 employees in training and customer support; 1 employee in finance and accounting; and 1 employee performing executive and administrative functions. The Company also had 5 part-time employees (two accounting interns, two forms developers and one marketing consultant). The Company also utilized one outside consultant in the capacity of President and Chief Executive Officer. The Company's ability to achieve its financial and operational objectives depends on its ability to continue to attract, integrate, retain and motivate highly qualified technical and customer support personnel. A competitive environment exists for attracting such personnel. If the Company expands operations, additional employees may be necessary.

ITEM 2. PROPERTIES

The Company's principal executive office is located in Austin, Texas in approximately 6,375 square feet of leased office space. The company entered into a three-year lease effective November 1, 2004. The monthly lease rate for the first year of the lease is $8,500. The company believes that its facilities are adequate for the Company's current operations and that additional leased space can be obtained if needed.

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

On August 6, 2003, the Company filed a proposed disclosure statement and joint plan of reorganization, dated August 5, 2003, (the Plan) with the bankruptcy court. On October 23, 2003, after notice and a hearing, the bankruptcy court signed the disclosure statement order, approving the Company's disclosure statement. On October 24, 2003, the Debtors commenced the solicitation of holders of claims entitled to vote to accept or reject the Plan. On December 2, 2003, after notice and a hearing, the bankruptcy court entered its findings of fact, conclusions of law and order confirming the Debtor's joint plan of reorganization (the Confirmation Order). The Plan became final and non-appealable on December 13, 2003. The Effective Date of the Plan was December 15, 2003.

In accordance with the terms of the confirmed Plan the outstanding shares of eClickMD, Inc. common and preferred stock, approximately 32 million and 89 shares, respectively, were cancelled and voided effective December 15, 2003 (the Effective Date). In addition, the Plan required that as soon as possible after the Effective Date, the Company would amend its Articles of Incorporation to change its name to SecureCARE Technologies, Inc. and to authorize the issuance of 10,000,000 shares of new common stock at $.001 par value.

On January 19, 2004, the Board of Director's of eClickMD, Inc. approved a 1.5 for 1 forward common stock split (the Stock Split). On January 19, 2004, the shareholder holding shares representing more than a majority of the shares of common stock entitled to vote consented in writing to the Stock Split. The Stock Split increased the number of shares of common stock issued and outstanding, as approved in The Plan, from 10,000,000 to 15,000,000.

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

The Company filed an Amendment to its Corporate Charter with the State of Nevada on February 24, 2004 affecting the Stock Split and the name change of the Company to SecureCARE Technologies, Inc. A copy of the Certificate of Amendment to the Articles of Incorporation is incorporated herein by reference.

The effects of the Stock Split to the number of common shares and per share amounts have been applied to all periods presented in the financial statements.

The Board of Directors of the Company approved the SecureCARE Technologies, Inc. 2004 Stock Option Plan on December 3, 2004. The Company has reserved 2,000,000 shares of common stock for issuance under this Plan. The exercise price of each option granted may not be less than the fair market value of common stock at the date of grant, without prior approval of the Board of Directors. Options are exercisable according to the terms set out in the option agreement, not to exceed ten years. As of December 31, 2004, the Company had 1,456,500 options outstanding. All options granted by the Company are restricted stock awards under rules promulgated by the Securities and Exchange Commission

The Company has not declared or paid cash dividends on its common stock and presently has no plans to do so. Any change in the Company's dividend policy will be at the sole discretion of the Board of Directors and will depend on the Company's profitability, financial condition, capital needs, future loan covenants, general economic conditions, future prospects and other factors deemed relevant by the Board of Directors. The Company currently intends to retain earnings for use in the operation and expansion of the Company's business and does not anticipate paying cash dividends in the foreseeable future.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Prior to the Company's filing of its Chapter 11 reorganization, the Company's then outstanding common stock was eligible for quotation on the Nasdaq Over the Counter Bulletin Board (OTCBB) and traded under the symbol "ECMD." Because under the Plan all of the previously issued and outstanding shares of common stock were cancelled, there was no active trading market for the common stock issued under the Plan until December 28, 2004.

In July 2004, Spartan Securities Group, Ltd. (Spartan) filed Form 15 (c)2-11 with the National Association of Securities Dealers (NASD) to make a market in the new Common Stock issued under the Plan. The Company received notice from Spartan that the NASD, on December 13, 2004, had cleared Spartan's request to submit a quote of $0.01 Bid, $1.25 Ask on the OTCBB for SecureCARE Technologies, Inc. Common Stock under the trading symbol "SCUI". The stock first traded on December 28, 2004 with an opening price of $0.05 per share and a closing price of $1.75 per share on December 28, 2004 (these quotes reflect inter-dealer prices without retail mark-up, mark-down or commission, and my not necessarily represent actual prices). The Company's Common Stock has had limited trading activity subsequent to December 28, 2004.

     The Common Stock is deemed to be a "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934 (the "Exchange Act").

     Penny stocks are stocks:

     o   with a price of less than $5.00 per share;

     o   that are not traded on a "recognized" national exchange;

     o whose prices are not quoted on the Nasdaq automated quotation system (Nasdaq listed stock must have a price of not less than $5.00 per share); or

     o issued by companies with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $5.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

Section 15(g) of the Exchange Act and Rule 15g-2 promulgated under the Securities Act require broker/dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain manually signed and dated written receipt of the document before effecting a transaction in a penny stock for the investor's account. Compliance with such requirements may make it more difficult for holders of the Common Stock to resell their shares to third parties or otherwise which could have a material adverse affect on the liquidity and market price of the Common Stock.

As of December 31, 2004, the Company had 1,269 holders of record of its common stock.

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

                                    Overview

SCTI management believes that SecureCARE Technologies, Inc. is the leading provider of Internet-based document exchange and e-signature solutions for the healthcare industry. Built with state-of-the art development tools from the Microsoft dotNET development solutions, SecureCARE .net is tailored to the needs of physicians, clinics, and home healthcare, hospice and durable medical equipment providers. These end-to-end solutions offer a revolutionary approach to accessing information and managing time-consuming forms and authorizations. SecureCARE's easy-to-use technology eliminates paper, while enhancing the ability of physicians to capture fees for otherwise unbilled time and services, uniquely and directly impacting the physician's revenue. SecureCARE.net is a highly secure, HIPAA-ready (Health Insurance Portability and Accountability Act) tracking and reporting tool that streamlines operations while providing physicians with additional revenue opportunities.

The Company intends to utilize the Internet to provide browser initiated healthcare document exchange and e-signature solutions that facilitate the confidential, on-line exchange of healthcare information for many participants in the healthcare industry. Based on the technology and products in place, other applications can be developed that will enhance the Company's position in both the physician's office, home health agencies, and other providers such as nursing homes, pharmacies, durable medical equipment providers, and information sites. These services using Internet technology in the healthcare industry are subject to risks, including but not limited to those associated with competition from existing companies offering similar services, rapid technological change, development risks, management of growth and a minimal previous record of operations or earnings.

Reorganization
--------------

On May 13, 2003 (the Commencement Date) the Company (the Debtor) filed a voluntary petition under Chapter 11 of Title 11 of the United States Bankruptcy Code (the Bankruptcy Code) in the United States Bankruptcy Court for the Western District of Texas (the Bankruptcy Court), Case No. 03-12387. During the course of its Chapter 11 proceeding, the Company operated its business and managed its assets as a debtor-in-possession pursuant to sections 1107(a) and 1108 of the Bankruptcy Code.

On August 6, 2003, the Company filed a proposed disclosure statement and joint plan of reorganization, dated August 5, 2003, (the Plan) with the bankruptcy court. On October 23, 2003, after notice and a hearing, the bankruptcy court signed the disclosure statement order, approving the Company's disclosure statement. On October 24, 2003, the Debtors commenced the solicitation of holders of claims entitled to vote to accept or reject the Plan. On December 2, 2003, after notice and a hearing, the bankruptcy court entered its findings of fact, conclusions of law and order confirming the Debtor's joint plan of reorganization dated as of August 5, 2003 (the Confirmation Order). The Plan became final and non-appealable on December 13, 2003. The effective date of the Plan was December 15, 2003.

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

Among other things, the Plan generally provided that all existing equity interests and rights in the Debtor would be cancelled. The Debtor's sole secured creditor received ninety seven and one-half percent (97.50%) of the new common shares of the reorganized Debtor. Unsecured creditors received two and one-half percent (2.50%) of the new common shares of the reorganized Debtor, a cash payment equal to two and one-half Percent (2.50%) of the amount of their allowed claim, and an assignment of the Debtor's rights under a pre-petition judgment in the amount of approximately $1 million, entered in favor of the Debtor. Equity interest holders in the Debtor each received 150 shares of new common stock, regardless of the size of their pre-petition equity interests. In addition, in connection with the Plan, the Company recorded $2,703,203 as a gain on debt settlement and $168,667 as a gain on cancellation of an executory contract during the year ended December 31, 2003.

On April 22, 2004 the Company submitted a motion to modify plan after confirmation (the Motion) to the bankruptcy court. A copy of the Motion is included as Exhibit 3.7. The Motion consisted of the following changes to the original confirmed Plan:

     9.) To change the Company name to SecureCARE Technologies, Inc. versus
         Secure Care, Inc. as stated in the original plan;
     10.)To correct the par value of the New Common Stock to $0.001 from $0.01 as stated in the original plan;
     11.)To authorize 15,000,000 shares of New Common Stock (reflecting a 1.5 for 1 forward stock split) versus 10,000,000 as stated in the original Plan;
     12.)To add certain language to ensure that the New Common Stock is freely tradable and non-restricted in any way.

On May 18, 2004, the order granting motion to modify plan after confirmation was approved by the bankruptcy court and is included as Exhibit 3.8.

On October 19, 2004, the bankruptcy court judge signed the Company's order of final decree which effectively closed the case. A copy of the order of final decree is included as Exhibit 3.9.

Technology Development
----------------------

On February 1, 2005, SCTI announced the release of its new application, SecureCARE.net. The development of its new application represented the single, largest investment the Company made in 2004. This revolutionary solution transforms the costly, labor- and paper-intensive workflows between physicians and home health services providers into a highly efficient and cost effective electronic document and e-signature exchange process. SecureCARE.net is easy to learn and simple to use, with current users learning the solution in 10 minutes or less. It requires only a browser (such as Internet Explorer) and access to the Internet. Users can manage their documents from anywhere the Internet is available, whether at work, home or on vacation. The solution works where the user works, improving efficiencies and driving revenue all in a highly secure, HIPAA-ready environment, and it requires no hardware or software installation.

Management believes that the new application will position the Company to become the de-facto standard for electronic document exchange and e-signature workflow in the medical industry. It provides the basis to drive much of the administrative costs associated with paper handling right out of the healthcare system. It allows healthcare resources to be focused, instead, on providing quality care for patients.

State-of-the art software development tools from the Microsoft dotNet development solutions were used to speed the development and pave the road to an efficient deployment. Additionally, early in development, Microsoft design testing of the application was completed to allow for a full, world-class evaluation of the application prior to release. A full review of the design and code was completed in a simulated production environment with customized test scripts, resulting in optimized performance and architecture.

SecureCARE.net offers extensive security, scalability and reliability. The new application is fully redundant and scalable with a three-tier architecture that enables the Company to add components as customer demand increases. The new multiple server and storage area network configuration, co-located in a third-party facility, provides for robust fail-over. Data in the .net database is distributed among tables, making information-finding faster, particularly for import functions.

Funding
-------

On October 13, 2004, the Company held a final closing in a private placement financing. The private placement was effected in two stages in order to capitalize the Company post reorganization so that it may actively pursue its proposed business operations.

In the first stage, which was reported in the Company's Form 10-QSB for the period ended June 30, 2004, Gryphon Financial Securities Corp. acted as the exclusive agent in the sale of an aggregate of $520,000 (the Bridge Financing) to seven investors. Investors in this Bridge Financing received $1.00 principal amount of 7.5% Senior Subordinated Note (Notes) and one (1) share of common stock for each $1.00 that they purchased. The Notes are due on their second anniversary date, but may be extended at the option of the Company for an additional six (6) months. The Company must issue one share of common stock for each $4.00 principal and accrued interest on the Notes that are extended. The Company paid commissions of 8%, paid certain expenses of the financing and realized net proceeds of approximately $448,000 in the Bridge Financing. In the financing, the Company issued an aggregate of $520,000 of principal amount of 7.5% senior promissory notes having a two-year maturity. The investors in the financing also received a total of 520,000 shares of common stock. The Placement Agent received warrants to purchase an aggregate of 52,000 shares of Common Stock at an exercise price of $1.00 per share. These warrants expire in February and March of 2011.

In the second stage of the financing, which was conducted from May to October, 2004 the Company received funds through a Private Placement (the Placement). Aggregate gross proceeds of the Placement were $1,955,000. The Company paid commissions of 8% to Gryphon as to all but $95,000 sold in the Private Placement, paid certain expenses of the financing and realized net proceeds of approximately $1,741,000. In the financing the Company issued an aggregate of 1,955,000 shares of a newly authorized series A preferred stock, with a $1.00 per share stated value (the series A) to 25 investors. Each share of series A is initially convertible into one share of the Company's common stock, par value $.001 per share. For each dollar invested, the investors in the Placement also received one warrant to purchase a share of the Company's common stock at $1.00 per share. Gryphon, acting as placement agent in the Private Placement, received warrants to purchase an aggregate of 382,000 shares of common stock at an exercise price of $1.00 per share. These warrants expire five years from their issue date and will have all expired by October 12, 2009.

In December 2004, the Company received funds through a Private Placement of its series B preferred stock (the series B placement). Aggregate gross and net proceeds of the financing in December 2004 totaled $200,000. The Company did not pay commissions or any expenses of the financing. In the financing the Company issued an aggregate of 181,818 shares of series B preferred stock, with a $1.10 per share stated value, initially convertible into one share of the Company's common stock, par value $.001 per share. The investors in the financing received warrants to purchase an aggregate of 36,363 shares of common stock at an exercise price of $1.25 per share. These warrants expire in December of 2009.

The Company used the proceeds of the Bridge Financing and the Placements to make the investments necessary to continue to develop its technological capabilities and to execute its sales and marketing strategy.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our financial statements that have been prepared according to U.S. generally accepted accounting principles. In preparing these financial statements, we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. We evaluate these estimates on an on-going basis. We base these estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We consider the following accounting policies to be the most important to the portrayal of our financial condition and that require the most subjective judgment.

Revenue Recognition

The Company derives its revenues from the following home healthcare provider sources - recurring monthly service fees, one-time training and set-up fees and integration and customization services as contracted. The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104). SAB 104 generally requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the fee charged for services rendered and the collectibility of those fees. Should changes in conditions cause management to determine these criteria are not met for certain sales, revenue recognized for any reporting period could be adversely affected. In instances when any one of the four criteria is not met, the Company will either defer recognition of the monthly service fees until the criteria are met or will recognize the recurring monthly service fees on a ratable basis.

Software and Software Development Costs

The Company capitalizes costs related to computer software developed or obtained for internal use in accordance with the American Institute of Certified Public Accountants Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" and is depreciated using the straight-line method over the estimated useful life of the software, generally three years. SOP 98-1 provides guidance on determining whether computer software is internal-use software and guidance on accounting for proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use.

Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the net asset exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. New Accounting Pronouncements In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS 123(R), "Share-Based Payment," which is a revision of SFAS 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion 25, "Accounting for Stock Issued to Employees". SFAS 123R focuses primarily on share-based payments for employee services, requiring these payments to be recorded using a fair-value-based method. The use of APB 25's intrinsic value method of accounting for employee stock options has been eliminated. As a result, the fair value of stock options granted to employees in the future will be required to be expensed. The impact on the results of operations of the Company will be dependent on the number of options granted and the fair value of those options. For the Company, FASB 1123R will be effective January 1, 2006.

                             Results of Operations

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003.

Revenues

Revenues for the twelve months ended December 31, 2004 were $210,871 compared to $227,204 for the same period in 2003. Management directed significant resources in 2004 to position the Company for infinite technological scalability, primarily through the development of its new application SecureCARE.net, which was released in February 2005. In addition, management reviewed its current business lines, from a scalability perspective, and made the strategic decision, early in 2004, to exit the FACTS2000 business, resulting in lower revenues in 2004. FACTS2000 was a niche software business in the state of Michigan that the Company acquired in June 2000 when the assets of LuRo Associates were purchased. The FACTS2000 software allowed contracted nursing homes (approximately 20 in total) to file their monthly claims with the State of Michigan. Management determined that this business line was not part of the strategic focus for the growth of the Company due primarily to its lack of scalability and profitability. FACTS2000 revenue represented approximately $74,000 of the reported revenue for the year ended December 31, 2003.

Excluding the impact of the reduction in FACTS2000 revenue for 2004, revenue from our core business model grew year-over-year by approximately $58,000 or 38%. This growth in our core business is represented by an approximate 113% increase in customer growth throughout 2004, but primarily in the last six months of the year reflecting strong sales and marketing momentum in the market place. The Company increased its total signed provider locations from 38, at the beginning of the year to 81 signed provider locations at December 31, 2004.

In its efforts to significantly grow revenue, the Company is building a national network of physicians and providers, enabled with Internet-based electronic document exchange and e-signature solutions. The Company has adopted a go-to-market strategy that is focused on implementing large multi-specialty physician groups who refer patients to home health agencies, hospice and durable medical equipment providers. For example, the American Medical Group Association
(AMGA) who represents approximately 260 of the nation's largest, most prominent medical groups and 70,000 physicians, has designated SecureCARE Technologies, Inc. as the preferred provider of Internet-based document exchange technology for AMGA members. Physicians will drive demand for the use of SecureCARE.net in the home healthcare industry.

Home health providers who receive patient referrals from physicians implementing the solution are encouraged to sign up due to its many advantages. A healthcare provider's cash flow is dependent upon the receipt of signed physician documents for which the services have already been rendered. Days Sales Outstanding (DSO) is a key metric for all healthcare providers from a cash flow perspective. By implementing SecureCARE.net's enabling technology, management believes that the average document turnaround time can be reduced from 2 - 3 weeks to 2 - 3 days, resulting in a significant reduction in DSO for the healthcare providers, thus improving bottom line cash flow. In addition, we believe that work-flow efficiencies from the implementation will allow the heathcare providers to service a greater number of physician referrals without investing in additional resources. More efficient leverage of the heathcare provider's resources will contribute to improved profitability. In addition, physicians using Secure.net will find it easier to do business with health care providers that use SecureCARE.net. Because the system automatically tracks physicians' Care Plan Oversight (CPO) time for home healthcare and hospice, and home healthcare Certification and Recertification, physicians experience a new opportunity to capture lost revenue. Home healthcare providers gain the reward of adding value to their physician relationships thereby increasing their number of physician referrals.

Unlike any other electronic document management system available today, SecureCARE.net gives physician practices a new way to boost profitability, by providing them an automated way to track and bill Medicare for the time spent on CPO for Homecare ($125 per event) and Hospice ($130 per event). In addition, SecureCARE.net tracks Certification ($75 per event) and Re-certification ($57 per event) codes for home healthcare. Most physician practices do not bill for these codes due to their inability to effectively track and manage the paper flow from the homecare providers. These billing codes translate into a significant opportunity for the physician to capture additional revenue. Based on Medicare statistics, management calculated that, on average, when a physician certifies 20 patients a month for homecare and he is able to track the care using SecureCARE .net and submits claims to Medicare, he or she can add approximately $18,000 - $30,000* a year to practice revenue for work he or she is already doing. Adding Re-certifications and CPO billing increases their revenue even more. Now physicians can automatically capture this valuable source of "lost" revenue with SecureCARE.net without doing any more work or adding costly equipment or staff.

The Company's revenue model currently includes three components: recurring monthly fees by provider location, one time training and setup fees, and integration and customization charges per contract. Providers of home healthcare pay a monthly fee for the use of the SecureCARE application per provider location. SecureCARE.net is offered to physicians at no charge. Management believes the initial market opportunity for SecureCARE is estimated to be in excess of $223 million dollars per year. This opportunity is further enhanced because the technology platform is complementary and non-competitive to all of the billing and patient management software vendors who serve this potential customer base. These software vendors benefit from having an integrated solution with SecureCARE as it enhances their ability to add greater value to their application. Today, integrations have been completed with some of the leading software vendors in home health and DME. SecureCARE in the process of integrating with others based upon customer demand. Once that process is complete, the software vendor then promotes the software to their customer base.

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104). SAB 104 generally requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the fee charged for services rendered and the collectibility of those fees. Should changes in conditions cause management to determine these criteria are not met for certain sales, revenue recognized for any reporting period could be adversely affected. In instances when any one of the four criteria is not met, the Company will either defer recognition of the monthly service fees until the criteria are met or will recognize the recurring monthly service fees on a ratable basis.

Management believes that revenues will grow significantly over the next twelve to eighteen months if the Company is able to raise the additional capital required to execute its marketing and sales strategy.

* National averages from Medicare 2004

Operating Expenses

Operating expenses were $2,413,936 for the year ended December 31, 2004 compared to $1,522,351 for the year ended December 31, 2003. This 59% increase in operating expenses was primarily attributable to an increase in headcount and overall salaries for the year, resulting in higher payroll, payroll-related and employee benefit expenses for the year of approximately $426,689. Also contributing to the year-over-year increase in payroll expense was the reduction in salaries that was implemented in March 2003, in order to conserve cash resources during the period of reorganization, which effectively reduced gross salaries approximately 35%. With an increased active customer base in 2004, and expansion of the Company's sales and marketing strategy, coupled with successful fundraising, management increased the employee total to position the Company to accomplish its objectives. The expanded sales force and aggressive marketing strategy attributed to higher travel and business development expenses of approximately $151,000 in 2004. Financial consulting expenses increased approximately $43,000 in 2004 as a result of the Company investing in incremental resources required to navigate successfully through the various stages of a successful emergence from its reorganization, primarily its investor relations program. On December 28, 2004 the Company recognized $214,500 in financial consulting expenses related to 200,000 warrants issued to a consulting firm. These warrants allow for the purchase of one share of the Company's common stock at various exercise prices no lower than $2.19 per share. These warrants will all be expired by March 31, 2009. Also, stock compensation expense resulting from the Company's issuance of its shares to its directors and employees in January 2004 increased operating expenses approximately $64,000.

Partially offsetting these higher expenses were lower depreciation expense and legal fees. The Company incurred insignificant depreciation expense for the year ended December 31, 2004 as fixed assets were fully depreciated on March 31, 2004 and only minor additions to the asset base have occurred since March 31, 2004. Reported depreciation for the same period in 2003 was $94,203. Legal fees in 2004 were approximately $69,000 lower than 2003. In the second quarter of 2003, $47,973 in one-time legal settlement expenses were incurred. All outstanding lawsuits were extinguished with the confirmation of the Reorganization Plan in December 2003, obviating legal settlements in 2004.

Management expects that operating expenses will increase over the next twelve to eighteen months if the Company is able to raise the additional capital required to make the necessary investments in technology enhancements and in its planned marketing and sales programs.

Interest Expense

Interest Expense for the year ended December 31, 2004 was $102,825 compared to $136,592 for the same period of 2003. Lower interest expense in 2004 resulted from a lower debt load due to the debt settlement that occurred in December 2003 when the Joint Plan of Reorganization was approved.

For the year ended December 31, 2004, $54,640 of the total reported interest expense was related to the amortization of the deferred financing fees and the debt discounts associated with the Bridge Offering that took place in the first quarter of 2004 and note payable that was issued in November 2004. In addition, $32,933 in interest expense was accrued on the $544,490 of post-petition debt, $520,000 of Bridge Financing debt, and $100,000 in current notes payable still outstanding on December 31, 2004.

Other Significant Income and Expense Items

Other income was $35,015 for the year ended December 31, 2004 compared to $3,338,187 for the year ended December 31, 2003. Lower other income in 2004 is the result of the reorganization impacts experienced by the Company in 2003.

During the second quarter of 2003, and in conjunction with preparing and filing the required pre-petition debt data required to be filed with the Bankruptcy Court upon filing the voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code on May 13, 2003, the Company determined that the amounts previously recorded on certain accounts payable trade items needed to be revised based on new estimates of amounts owed. Accordingly, the Company lowered accounts payable and credited other non-operating income (other income) in the amount of $68,645, resulting in a corresponding increase in net income for the year ended December 31, 2003.

In addition, during the second quarter of 2003, Marion Robert Rice, a prior director of eClickMD, Inc. made payment in full on notes outstanding and in default between eClickMD, Inc. and Commercial National Bank ($360,000 Line of Credit plus $21,797 in accrued interest) and Brady National Bank ($15,000 Loan plus $875 in accrued interest). Mr. Rice personally guaranteed both of these notes in prior periods when the loans were originated. Accordingly, the Company eliminated the debt and accrued interest and credited other non-operating income (other income), recognizing a gain on debt settlement of $397,672.

While under the protection of Chapter 11, the Company had the right to review all executory contracts in place on the date of "the Filing" (May 13, 2003) and either accept or reject these contracts in the proposed Plan of Reorganization. On or about October 10, 2001, IBM Credit and the Company entered into a Term Lease Master Agreement (TLMA) for approximately $260,000 in computer hardware and the use of certain software and services. Pursuant to the TLMA, IBM Credit and the Company entered into a Supplement dated on or about April 24, 2002. The TMLA and the Supplement represented the official lease contract. The lease contract was for a term of 48 months at a monthly rate of $6,583. The Company recorded the lease contract as a capital lease and booked an asset and corresponding capital lease obligation and sales tax payable in the amount of $259,573. Under the protection of Chapter 11, the Company elected to reject the lease contract and returned the leased hardware to IBM on August 28, 2003. On August 28, 2003, the Bankruptcy Court approved an order granting "IBM Credit LLC's Motion to Compel Assumption or Rejection of executory Contract". As of August 28, 2003, the net book value of the equipment recorded as an asset under the capital lease obligation totaled $14,413. As of August 28, 2003, the capital lease liability totaled $183,078. Accordingly the company recognized a gain on rejected executory contract totaling $168,667.

Under the terms of the Plan, each allowed unsecured claim holder (accounts payable trade of $561,841 and other unsecured debt of $1,869,518) was allowed a cash distribution equal to approximately two and one-half percent of the allowed claim, to be paid on the Distribution Date, February 13, 2004. Therefore, in December 2003, the Company recognized a gain on the amounts extinguished, or approximately ninety seven and one-half percent of the allowed claims, resulting in a gain on debt settlement through reorganization of $2,370,028.

During the fourth quarter of 2003, and in conjunction with the year-end accounting required based on the approved Plan of Reorganization, the Company determined that certain amounts previously recorded as other liabilities needed to be revised based on new estimates of amounts owed. Accordingly, the Company lowered other liabilities and credited the gain on debt settlement through reorganization in the amount of $298,702 resulting in a corresponding increase in net income for the year ended December 31, 2003.

During the fourth quarter of 2003, and in conjunction with the year-end accounting required based on the approved Plan of Reorganization, the Company determined that certain amounts previously recorded as accounts payable needed to be revised based on new estimates of amounts owed. Accordingly, the Company lowered accounts payable and credited gain on debt settlement through reorganization in the amount of $34,473 resulting in a corresponding increase in net income for the year ended December 31, 2003.

                         Liquidity and Capital Resources

Net cash used by operating activities for the twelve months ended December 31, 2004 and 2003 totaled $2,199,809 and $928,091, respectively. Increased net uses of cash in 2004 resulted primarily from the Company making cash payments to its unsecured creditors of $60,784 as required in its approved Plan of Reorganization, paying down the balance of certain significant accounts payable totaling $65,370, higher operating expenses primarily due to hiring and expansion of the Company's sales and marketing programs and the increased operating loss of $996,000.

Net cash provided by financing activities was $2,420,640 for the twelve months ended December 31, 2004 and consisted primarily of the issuance of the Company's Series A Convertible Preferred Stock , net borrowings on notes payable (net of payments) and issuance of the Company's Series B Convertible Preferred Stock. Net cash provided by financing activities was $849,508 for the twelve months ended December 31, 2003 and consisted primarily of borrowings on notes payable.

Net cash used in investing activities was $172,484 for the twelve months ended December 31, 2004 and consisted primarily of expenditures for software development.

On January 16, 2004, the Company issued a promissory note for $24,800 bearing interest at 5%. This loan was primarily for working capital needs prior to the receipt of funds in the Bridge Financing. The Company paid $18,600 in principal payments in March 2004. The remaining principal balance of the note, $6,200, was paid in full in May 2004.

Effective January 20, 2004 the Company entered into a Consulting Agreement (the Agreement) with Gryphon Financial Securities Corporation (the Consultant or the Placement Agent) to retain the Consultant, on a non-exclusive basis, to perform consulting services related to corporate finance, strategic investments, capital raising, mergers and acquisitions and other financial service matters. The term of the agreement was for one year. In consideration of the Consultant performing these services the Company agreed to issue 2,000,000 shares of its Common Stock to the Consultant for an aggregate purchase price of $2,000.

During February and March 2004, with Gryphon Financial Securities Corporation as the exclusive Placement Agent, the Company raised an aggregate of $520,000 from seven (7) accredited investors (as defined in Rule 503 under the 1933 Act) to fund the Company's operations (the Bridge Financing). Investors in this Bridge Financing received $1.00 principal amount of 7.5% Senior Subordinated Note (Notes) and one (1) share of common stock for each $1.00 that they purchased. The Notes are due on their second anniversary date, but may be extended at the option of the Company for an additional six (6) months. The Company must issue one share of Common Stock for each $4.00 principal and accrued interest on the Notes that are extended.

The aggregate gross proceeds of the Bridge Financing, through December 31, 2004 were $520,000. The Company paid commissions of 8%, paid certain expenses of the financing and realized net proceeds of approximately $448,000. In the financing, the Company issued an aggregate of $520,000 of principal amount 7.5% senior promissory notes having a two-year maturity. The investors in the financing also received a total of 520,000 shares of common stock. The Placement Agent received warrants to purchase an aggregate of 52,000 shares of common stock at an exercise price of $1.00 per share. These warrants expire in February and March of 2011.

From May through October 2004 and pursuant to the Consulting Agreement (the Agreement) with the Consultant, the Company received funds through a Private Placement of its Series A Preferred Stock (the Series A Placement). Aggregate gross proceeds of the financing through December 31, 2004 were $1,955,000. The Company paid commissions of 8%, paid certain expenses of the financing and realized net proceeds of approximately $1,738,615. In the financing the Company issued an aggregate of 1,955,000 shares of series A preferred stock, with a $1.00 per share stated value, initially convertible into one share of the Company's common stock, par value $.001 per share. The placement agent and the investors in the financing received warrants to purchase an aggregate of 2,337,000 shares of common stock at an exercise price of $1.00 per share with 382,000 warrants issued to the Placement Agent and 1,955,000 warrants issued to the investors. These warrants expire in May through October of 2009.

In November, 2004 the Company sold $100,000 of 7.5% Senior Subordinated Notes Payable and issued one share of the Company's common stock in exchange for each $2.00 of notes purchased for a total issuance of 50,000 shares. The notes payable have a six month life.

In December 2004 and pursuant to the Agreement with the Consultant, the Company received funds through a Private Placement of its Series B Preferred Stock (the Series B Placement). Aggregate gross and net proceeds of the financing in December 2004 totaled $200,000. The Company did not pay commissions or any expenses of the financing. In the financing the Company issued an aggregate of 181,818 shares of series B preferred stock, with a $1.10 per share stated value, initially convertible into one share of the Company's common stock, par value $.001 per share. The investors in the financing received warrants to purchase an aggregate of 36,363 shares of common stock at an exercise price of $1.25 per share. These warrants expire in December of 2009.

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

The consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern. The Company sustained net operating losses of $2,203,065 and $1,206,699 during the years ended December 31, 2004 and 2003, respectively, and has accumulated losses through December 31, 2004 of $11,872,915. Cash used in operating activities for the same periods aggregated $2,199,809 and $928,091, respectively. Total liabilities at December 31, 2004 of $1,356,378 exceed total assets of $449,299. On May 13, 2003 the
Company filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Western District of Texas. The Company emerged from Bankruptcy on December 15, 2003; however, the Company's continued existence depends upon the success of management's efforts to raise additional capital necessary to meet the Company's obligations as they come due and to obtain sufficient capital to execute its business plan. The Company intends to obtain capital primarily through issuances of debt or equity. There can be no degree of assurance that the Company will be successful in completing additional financing transactions.

The consolidated financial statements included in the Form 10-KSB do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or classification of liabilities which may result from the inability of the Company to continue as a going concern.

                                    Inflation

The Company believes that inflation generally has not had a material impact on its operations or liquidity to date.

ITEM 7. FINANCIAL STATEMENTS

The consolidated financial statements of the Company are included herein beginning on page F-1.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES.

CONTROLS AND PROCEDURES

Members of our management, including Neil Burley, our Chief Financial Officer and Principal Accounting and Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of December 31, 2004, the end of the period covered by this report. Based upon that evaluation, Mr. Burley concluded that our disclosure controls and procedures are effective.

INTERNAL CONTROL OVER FINANCIAL REPORTING.

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph
(d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the age and position of each of the Company's executive officers, directors and key employees at December 31, 2004:

Name                    Age     Position
-----                   ---     --------

Richard F. Corlin, MD    64     Chairman of the Board of Directors and Chief
                                Medical Officer

Robert J. Woodrow        63     President, Chief Executive Officer and Director

Allen Stamy              63     Director

William O'Loughlin       53     Executive Vice-President and Chief Operating
                                Officer

Dennis Nasto             46     Senior Vice-President, Sales and Marketing

Neil Burley              44     Vice-President and Chief Financial Officer

Eugene Fry               43     Senior Vice-President, Product and Technology
                                Development and Chief Compliance Officer

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

Robert J. Woodrow joined the Board of Directors of the Company in May 2002 and became Chief Operating Officer in September 2002. He became President in January 2004 and more recently was appointed President and Chief Executive Officer. He has been an advisor and member of the Board of Directors of numerous early stage information technology companies during the past 15 years, including, from 1991 to 1999, Voice Technology Group, a manufacturer and distributor of telecommunications components that has been acquired by Intel Corporation. He served as President and CEO of Viewfacts Meloche Inc., a private learning systems and market research company, from 1990 to 1994. He has also been CFO and COO of Compuware, a global software and professional services firm. He has also held chief technology positions at Continental Information Systems, a leasing and financial services company, from 1994 to 1996 and Agway, Inc., an agricultural cooperative, from 1964 to 1984. He has been a visiting Professor at Syracuse University's Graduate School of Management and was Chairman of the Curriculum Board while he completed his Ph.D. curriculum requirements. Mr. Woodrow also is currently a Director of MicroLanguage Inc., a software development company specializing in internet data security, and Vice Chairman and a Director of XGear Technologies, Inc., a web-based medical services billing company. He holds a B.S. from Bentley College and an M.B.A. from Cornell University.


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

William O'Loughlin joined SecureCARE Technologies, Inc. in October 2004 as Chief Operating Officer. He is responsible for all aspects of SecureCARE's product and technology development, implementation and integration, customer service and support, including training and the overall operations of the company. Prior to joining SecureCARE, Mr. O'Loughlin worked for WellChoice, Inc. (formerly Empire Blue Cross Blue Shield) from 1971 - 2000 where he held many different positions spanning information technology, business operations, quality assurance and strategic negotiations. Most recently, he was a member of the operating committee and Senior Vice President of Strategic Alliances. Mr. O'Loughlin successfully led corporate negotiations for a multi-year, multi-faceted contract resulting in several hundred millions in funding to modernize the company's IT applications, including a new claim engine, while eliminating millions in corporate expenses. Earlier, as the Senior Vice President of Business Technology Development from 2000 to 2002, Mr. O'Loughlin created and led the team responsible for designing and developing a Java 2 Enterprise Edition compliant framework to support rapid development and code reuse in different business applications. He led the team that developed a multi-functional website with direct, real-time mainframe connectivity ensuring 24x7 availability. From 1997 to 2000, Mr. O'Loughlin served as the Chief Information Officer at Empire managing 100+ core and ancillary applications including all data center functions. It was during this time that he led corporate activities for year 2000 compliance culminating in an incident free implementation. He also reorganized the data center processes and business principles, installed a virtual tape subsystem with a significant reduction in staff and executed multi-year contracts with large mainframe software vendors resulting in multiple millions in savings. His tenure as Chief Information Officer was preceded by a position as the Vice President of Systems from 1996 to 1997. In this role, Mr. O'Loughlin successfully consolidated seven processing systems to one integrated real time system servicing over three million members. Mr. O'Loughlin gained first hand business experience as the Vice President of Membership, Billing & Group Accounts Customer Service from 1995 to 1996 and the Vice President of Senior Accounts from 1993-1995. In these roles, Mr. O'Loughlin provided for corporate wide systemic solutions, performing process redesign and implementing improvements including automation of membership enrollment and methodologies in cash reconciliation. Mr. O'Loughlin graduated Beta Gamma Sigma from Baruch College with an MBA in Computer Methodology. He also holds a BS in Computer Science from Brooklyn College.

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

Eugene Fry joined the Company in 2001. He is primarily responsible for ensuring the competitive viability of the Company's products. He has over fifteen (15) years of information technology experience spanning across system analysis/engineering, sales, field service and operations. From 1996 to 1999 Mr. Fry was employed by Turner Collie and Braden, a major engineering firm, where he was responsible for designing and upgrading new technology and ensuring that implementation was coordinated and successful throughout the organization's multiple offices. Prior to that, from 1994 to 1996 he was employed by Pacific Atlantic Group SA in Buenos Aires, Argentina, where he created an infrastructure for a U.S. affiliate to distribute, market, and manufacture a vending machine product in Argentina and other Latin American companies. Mr. Fry holds various technical certifications and expertise in various protocols, operating systems, and software. He holds a B. S. in Computer Science from Almeda University and College.

The Company is not aware of involvement in any legal proceedings by its directors or executive officers during the past five years that are material to an evaluation of the ability or integrity of such director or executive officer.

Compliance with Section 16(a) of The Exchange Act.

No reporting person failed to file on a timely basis reports required by section 16(a) of the Exchange Act since such reporting persons became subject to such reporting requirements during 2004.

Code of Ethics

Due to limited resources, the Company has not adopted a code of professional ethics for its principal executive officer, principal financial officer or persons performing similar functions. The Company intends to create and adopt its code of ethics during the calendar year 2005.


ITEM 10.  EXECUTIVE COMPENSATION

                                                           Annual Compensation                      Long-Term Compensation
                                                 -------------------------------------------  -----------------------------------
                                                                                              Restricted  Common Shares
                                                                                  Other         Stock       Underlying
                                                                                  Annual        Awards    Options Granted   All
                                                   Year      Salary    Bonus   Compensation   (# Shares)    (# Shares)     Other
                                                 -------   ---------  -------  -------------  -----------   ----------    -------

Richard F. Corlin, MD (1) (2)                      2004            0        0              0      515,000            0          0
Chairman and Chief Medical Officer                 2003            0        0              0       60,000            0          0
                                                   2002            0        0              0            0      225,000          0

Robert J. Woodrow (1) (3)                          2004       69,000        0              0    1,000,000      500,000          0
President, Chief Executive Officer                 2003       39,000        0              0      187,500            0          0
   and Director                                    2002       16,000        0              0      375,000      900,000          0

Allen Stamy, Director (1) (4)                      2004            0        0              0      100,000            0          0
                                                   2003            0        0              0            0            0          0
                                                   2002            0        0              0            0      150,000          0

William O'Loughlin, Executive Vice-President       2004       35,000        0              0            0      300,000          0
   and Chief Operating Officer (5)                 2003            0        0              0            0            0          0
                                                   2002            0        0              0            0            0          0

Dennis Nasto (6)                                   2004       92,394        0              0      150,000      150,000          0
Senior Vice-President, Sales and Marketing         2003       29,959        0              0            0            0          0
                                                   2002            0        0              0            0            0          0

Neil Burley (1) (7)                                2004       91,083        0              0      215,000      150,000          0
Vice President and Chief Financial Officer         2003       67,773        0              0            0            0          0
                                                   2002       79,282        0              0            0            0          0

Eugene Fry (1) (8)                                 2004       90,084        0              0      200,000      100,000          0
Vice-President, Product and Technology             2003       69,693        0              0            0            0          0
 Development and Chief Compliance Officer          2002       78,203        0              0            0            0          0

N.K. "Skip" Best (9)                               2004       45,700        0              0            0            0          0
Vice-President, Business Development               2003        5,000        0              0            0            0          0
                                                   2002            0        0              0            0            0          0

Marion Robert Rice (10)                            2004            0        0              0            0            0          0
Former Director and CEO                            2003       26,062        0              0            0            0          0
                                                   2002       90,938        0              0            0            0          0

Andy W. McBee (11)                                 2004            0        0              0            0            0          0
Former Director                                    2003            0        0              0            0            0          0
                                                   2002            0        0              0            0            0          0

Gary Humberson (1) (12)                            2004            0        0              0            0            0          0
Former Director                                    2003            0        0              0            0            0          0
                                                   2002            0        0              0            0      150,000          0

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

(2) Dr. Corlin has been a director since September 23, 2000. He became Chairman of the Board and Chief Medical Officer in August, 2002. 500,000 shares of

     Common Stock were awarded to Dr. Corlin by the Board of Directors on January 20, 2004, of which 250,000 shares would have been forfeited if he resigned from the Board of Directors prior to January 20, 2005. 15,000 shares of Common Stock were awarded to Dr. Corlin by the Board of Directors on June 18, 2004. 60,000 shares of Common Stock were awarded to Dr. Corlin by the Board of Directors on March 12, 2003 as a bonus award. These 60,000 shares were cancelled effective December 15, 2003.

(3) Mr. Woodrow has been a director since May 13, 2002. Mr. Woodrow has served as Chief Operating Officer since September 1, 2002. He became President on December 29, 2003 and was appointed President and Chief Execuitve Officer in October 2004. Mr. Woodrow was hired as an outside consultant. He has been paid, on average in 2004, $5,750 per month in cash compensation plus all reasonable and customary travel and other expenses related to the execution of his duties. 1,000,000 shares of Common Stock were awarded to Mr. Woodrow by the Board of Directors on January 20, 2004, of which 500,000 shares would have been forfeited if he resigned from the Board of Directors prior to January 20, 2005. On December 3, 2004 Mr. Woodrow was granted options to purchase 500,000 shares of Common Stock issued pursuant to the SecureCARE Technologies, Inc. Year 2004 Stock Option Plan. 187,500 shares of Common Stock were awarded to Mr. Woodrow by the Board of Directors on March 12, 2003 in accordance with his original consulting contract. These 187,500 shares were cancelled effective December 15, 2003. 375,000 shares of Common Stock and options to purchase 750,000 shares of Common Stock were awarded to Mr. Woodrow by the Board of Directors on September 1, 2002 in accordance with is original consulting contract. The 375,000 shares and 750,000 options were cancelled effective December 15, 2003. On May 13, 2002 Mr. Woodrow was granted options to purchase 150,000 shares of Common Stock issued pursuant to the Company's 2000 Director's Option Plan. These 150,000 options were cancelled on December 15, 2003.

(4) Mr. Stamy has been a director since August 8, 2002. 100,000 shares of Common Stock were awarded to Mr. Stamy by the Board of Directors on January 20, 2004, of which 50,000 shares would have been forfeited if he resigned from the Board of Directors prior to January 20, 2005.

(5) Mr. O'Loughlin has been Executive Vice-President and Chief Operating officer since October 1, 2004. Prior to October 1, 2004 Mr. O'Loughlin was retained on a consulting basis and was compensated $10,000 for those consulting services. On December 3, 2004 Mr. O'Loughlin was granted options to purchase 300,000 shares of Common Stock issued pursuant to the SecureCARE Technologies, Inc. Year 2004 Stock Option Plan.

(6) Mr. Nasto has been Vice President of Sales, Marketing and Customer Support since August, 2003. Mr. Nasto became Senior Vice-President, Sales and Marketing in October, 2004. 150,000 shares of Common Stock were awarded by the Board of Directors on January 20, 2004. These shares vested on October 1, 2004 and were issued contingent upon Mr. Nasto being employed by the Company on October 1, 2004. On December 3, 2004 Mr. Nasto was granted options to purchase 150,000 shares of Common Stock issued pursuant to the SecureCARE Technologies, Inc. Year 2004 Stock Option Plan.

(7) Mr. Burley has been Chief Financial Officer since July 2002. 215,000 shares of Common Stock were awarded by the Board of directors on January 20, 2004. These shares vested on October 1, 2004 and were issued contingent upon Mr. Burley being employed by the Company on October 1, 2004. On December 3, 2004 Mr. Burley was granted options to purchase 150,000 shares of Common Stock issued pursuant to the SecureCARE Technologies, Inc. Year 2004 Stock Option Plan.

(8) Mr. Fry has been a full time employee of the Company since October 2001. 200,000 shares of Common Stock were awarded by the Board of Directors on January 20, 2004. These shares vested on October 1, 2004 and were issued contingent upon Mr. Fry being employed by the Company on October 1, 2004. On December 3, 2004 Mr. Fry was granted options to purchase 100,000 shares of Common Stock issued pursuant to the SecureCARE Technologies, Inc. Year 2004 Stock Option Plan.

(9) Mr. Best was hired as Vice President of Business Development on March 1, 2004. Prior to December 1, 2003, Mr. Best was working on behalf of the Company exclusively on a commission basis plus reimbursement for all reasonable travel and other expenses incurred on behalf of the Company. Effective December 1, 2003, Mr. Best was paid a recoverable draw against future commissions of $5,000 per month. 50,000 shares of Common Stock were awarded by the Board of Directors on January 20, 2004. These shares vested on October 1, 2004 and their issuance was contingent upon Mr. Best being employed with the Company on October 1, 2004. Mr. Best's employment with the Company ended on September 7, 2004; therefore the shares were not issued.

(10) Mr. Rice served as President and Chief Executive Officer of eClickMD, Inc. since its Reorganization in September, 1999 through April 2003. Mr. Rice received cash compensation in Year 2002 of $42,188 and he accrued additional salary of $48,750 through December 31, 2002. Mr. Rice received cash compensation in Year 2003 of $26,062. Mr. Rice resigned as CEO of the Company on April 22, 2003. Mr. Rice resigned as a director of the Company on September 10, 2003.

(11) Mr. McBee served as a director and Assistant Secretary from September 1999 through November 2002. Mr. McBee resigned as a director of the Company on November 25, 2002.

(12) Mr. Humberson served as a director from October 2001 through April 2003. Mr. Humberson was granted options to purchase 150,000 shares of common stock issued pursuant to the Company's 2000 Director's Option Plan. These 150,000 options were cancelled on December 15, 2003. Mr. Humberson resigned as a director of the Company on April 16, 2003.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company's common stock as of December 31, 2004 by (I) each of our Directors, (ii) each of our Executive Officers, (iii) each person who is known by us to own beneficially more than 5% of the common stock and (iv) all Directors and Officers as a group.

Name                                           Number of Shares      Percentage
------------------------------------------     -----------------     ----------
Richard F. Corlin, MD                                    515,000             3%

Robert J. Woodrow                                      1,000,000             5%

Allen Stamy                                              100,000             0%

William O'Loughlin                                             0             0%

Dennis Nasto                                             150,000             1%

Neil Burley                                              215,000             1%

Eugene Fry                                               200,000             1%

Gryphon Opportunities Fund I, LLC (1)                 13,980,638            70%

All Directors and Officers as a Group                  2,180,000

(1) Excludes 700,150 shares of common stock owned by Dall, Inc., an affiliate of Gryphon Opportunities Fund I, LLC; Excludes 331,150 shares of common stock owned by York Avenue Holding Corporation, an affiliate of Gryphon Opportunities Fund I, LLC

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Post-Petition Financing Debt
----------------------------

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

In accordance with the Bankruptcy Court's approved orders for Post-Petition Financing, on July 1, 2003, August 1, 2003 and September 5, 2003 the Company issued Senior Secured Promissory Notes to Gryphon Opportunities Fund I, LLC in the amounts of $70,494, $89,083 and $67,152, respectively, with interest at 5% per annum, payable on demand.

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

Borrowings under this post-petition financing agreement total $610,490. As of December 31, 2004, the Notes Payable to Gryphon Opportunities Fund I, LLC related to Post-Petition borrowings was $544,490. All of these notes payable, when originally issued were due on demand at 5 percent interest. In accordance with the terms of the approved Plan of Reorganization, approved on December 2, 2003, the Post Petition Financing notes were restructured to long-term notes payable. The revised terms on these notes payable are as follows:

     o   Interest on the notes payable accrues effective August 13, 2004
     o Beginning on the first calendar day of the month following August 13, 2004 and on the first calendar day of each calendar month for the next twelve months, Gryphon Opportunities Fund I, LLC shall receive a payment related to the accrued interest on the notes
     o Thereafter, beginning on the first calendar day of the following month and continuing for the next 59 months, Gryphon Opportunities Fund I, LLC shall receive monthly principle and interest payments in the amount needed to fully amortize the notes (including interest) over sixty months.

At December 31, 2004, the required monthly interest payments on the Post-Petition notes payable, to commence on September 1, 2004 were not made by the Company to Gyphon Opportunities Fund I, LLC. Gryphon Opportunities Fund I, LLC waived the Company's non-compliance with the terms of the note payable agreements as of December 31, 2004 and through January 1, 2006.

At December 31, 2004, Gryphon Opportunities Fund I, LLC owned 13,980,360 shares of Common Stock, or 70% of the outstanding shares. Accordingly, the Post-Petition notes issued to Gryphon Opportunities Fund I, LLC and York Avenue Holding Company (an affiliate of Gryphon Opportunities Fund I, LLC) are considered related party transactions.

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

3.3      Bylaws of Company (1)

3.4 Joint Plan of Reorganization Dated August 5, 2003, as amended by the Bankruptcy Court's Confirmation Order dated December 2, 2003 (2)

3.5      The Bankruptcy Court's Confirmation Order dated December 2, 2003 (2)

3.6      Press Release Dated December 15, 2003 (2)

3.7      Motion to Modify the Joint Plan of Reorganization after Confirmation

3.8 The Bankruptcy Court's Order Granting Motion to Modify the Joint Plan of Reorganization after Confirmation

3.9      The Bankruptcy Court's Order for Final Decree

3.10 Certificate of Voting Powers, Designations, Preferences and Rights of Series B Convertible Preferred Stock of the Company

4.1      Series A Preferred Form of Investor Warrant

4.2      Series A Preferred Form of Agent Warrant

4.3      Series B Preferred Form of Investor Warrant

4.4      Series B Preferred Form of Agent Warrant

4.5 7.5% Senior Subordinated Promissory Note Issued to Phoebe, Inc. on November 3, 2004 in the amount of $100,000

10.1     Series A Preferred Form of Subscription Agreement

10.2     Series A Preferred Form of Investor Registration Rights Agreement

10.3     Series A Preferred Form of Agent Registration Rights Agreement

10.4     Series B Preferred Form of Subscription Agreement

10.5     Series B Preferred Form of Registration Rights Agreement

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1     Certification of the Chief Executive Officer pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2     Certification of the Chief Financial Officer pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference to the Company's original registration statement on Form 10-SB, filed with the Securities Exchange Commission on January 11, 1999, File No. 0-29804.

(2) Incorporated by reference to the Company's Form 8-K, filed with the Securities and Exchange Commission on December 15, 2003, File No. 0-29804.

B. Reports on Form 8-K

   None.

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

Audit Fees. Estimated fees billed for service rendered by KBA Group LLP for the reviews of Forms 10-QSB and for the audits of the consolidated financial statements of the Company were $56,070 for 2004 and $59,225 for 2003. Fees billed for tax related services in 2004 totaled $13,800. Additionally, fees billed for other services in 2004 totaled $1,260.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SecureCare Technologies, Inc.


Date:  April 15, 2005                  By: /s/ ROBERT WOODROW
                                           -------------------------------------
                                           Robert Woodrow
                                           President, Chief Executive Officer
                                           And Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


NAME                          TITLE
/s/ ROBERT WOODROW            President, Chief Executive    Date: April 15, 2005
--------------------------    Officer and Director
Robert Woodrow


/s/ NEIL BURLEY               Chief Financial Officer       Date: April 15, 2005
--------------------------    (Principal Financial and
Neil Burley                   Accounting Officer)

                          SecureCARE Technologies, Inc.
                            (formerly eClickMD, Inc.)

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM......................F-1

FINANCIAL STATEMENTS

Balance Sheets at December 31, 2004 and 2003.................................F-2

Statements of Operations for the years ended December 31, 2004 and 2003......F-4

Statement of Changes in Shareholders' Deficit for the years
 ended December 31, 2004 and 2003............................................F-5

Statements of Cash Flows for the years ended December 31, 2004 and 2003......F-7

Notes to Financial Statements................................................F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
SecureCARE Technologies, Inc.
(formerly eClickMD, Inc.)

We have audited the accompanying balance sheets of SecureCARE Technologies, Inc. (formerly eClickMD, Inc.) as of December 31, 2004 and 2003 and the related statements of operations, changes in shareholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SecureCARE Technologies, Inc. (formerly eClickMD, Inc.) as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As described in Note B, the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced recurring losses and has liabilities significantly in excess of assets at December 31, 2004. The Company has generated recurring negative cash flows from operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Unless the Company obtains additional financing, it will not be able to meet its obligations as they come due and it will be unable to execute its long-term business plan. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


KBA Group LLP
Dallas, Texas
April 5, 2005


                          SecureCARE Technologies, Inc.
                            (formerly eClickMD, Inc.)

                                 BALANCE SHEETS
                           December 31, 2004 and 2003

                                     ASSETS

                                                                               2004            2003
                                                                           ------------    ------------
Current assets
 Cash and cash equivalents                                                 $     50,847    $      2,500
 Accounts receivable - trade, net of allowance for doubtful accounts
  of $11,000 and $3,000 at December 31, 2004 and 2003, respectively              25,537          16,767
 Prepaid expenses                                                                26,513           3,500
                                                                           ------------    ------------
     Total current assets                                                       102,897          22,767

Property and equipment, net of accumulated depreciation and amortization
 of $283,076 and $301,058 at December 31, 2004 and 2003, respectively           172,236           2,593
Deferred financing fees, net of accumulated amortization of
 $40,949 and $85,654 at December 31, 2004 and 2003, respectively                 43,597              --
Deposits                                                                        130,568           5,851
                                                                           ------------    ------------

     Total assets                                                          $    449,298    $     31,211
                                                                           ============    ============

The accompanying notes are an integral part of these consolidated financial statements.


                          SecureCARE Technologies, Inc.
                            (formerly eClickMD, Inc.)

                           BALANCE SHEETS - CONTINUED
                           December 31, 2004 and 2003

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

                                                                               2004            2003
                                                                           ------------    ------------
Current liabilities
  Current portion of notes payable, including $27,224 to a
    related party  at December 31, 2004, net of debt
    discount of $5,000 at December 31, 2004                                $    122,224    $         --
  Accounts payable - trade                                                       96,732         176,949
  Accrued payroll tax liabilities                                                47,444          50,465
  Other accrued liabilities                                                      83,045         118,843
                                                                           ------------    ------------
    Total current liabilities                                                   349,445         346,257

Notes payable, less current portion including $517,265 and
  $610,490 to related parties at December 31, 2004 and 2003, respectively, net of debt discount of $30,333
  at December 31, 2004                                                        1,006,933         610,490

Commitments and contingencies

Shareholders' deficit
  Preferred stock - $0.001 par value; 15,000,000 shares authorized,
   Series A preferred stock - 1,955,000 shares issued and
     outstanding at December 31, 2004 (liquidation preference
     of $1.00 per share)                                                          1,955              --
   Series B preferred stock - 181,818 shares issued and
     outstanding at December 31, 2004 (liquidation preference
     of $1.10 per share)                                                            182              --
  Common stock - $0.001 par value; 50,000,000 shares authorized,
   20,004,000 and 15,000,000 shares issued and outstanding at
   December 31, 2004 and 2003, respectively                                      20,004          15,000
  Additional paid-in capital                                                 10,945,695       8,661,505
  Receivable for the purchase of equity                                          (2,000)             --
  Accumulated deficit                                                       (11,872,916)     (9,602,041)
                                                                           ------------    ------------
    Total shareholders' deficit                                                (907,080)       (925,536)
                                                                           ------------    ------------

    Total liabilities and shareholders' deficit                            $    449,298    $     31,211
                                                                           ============    ============

The accompanying notes are an integral part of these consolidated financial statements.


                          SecureCARE Technologies, Inc.
                            (formerly eClickMD, Inc.)

                            STATEMENTS OF OPERATIONS
                 For the Years Ended December 31, 2004 and 2003

                                                               2004           2003
                                                           ------------   ------------
Revenues                                                   $    210,871   $    227,204

Operating expenses
 Cost of revenues                                               231,478        271,832
 Selling, general and administrative                          2,152,219      1,120,040
 Bad debt expense                                                25,540         42,031
                                                           ------------   ------------

 Operating loss                                              (2,198,366)    (1,206,699)

Other income (expense)
 Gain on debt settlement                                         26,521        397,672
 Other income (expense)                                           3,795         68,645
 Interest expense                                              (102,825)      (136,592)
                                                           ------------   ------------
 Loss before reorganization items                            (2,270,875)      (876,974)
                                                           ============   ============

Reorganization items
 Gain on debt settlement                                             --      2,703,203
 Gain on rejected executory contract                                 --        168,667
 Professional fees                                                   --        (88,448)
                                                           ------------   ------------

 Net income (loss)                                         $ (2,270,875)  $  1,906,448
                                                           ============   ============

Net income (loss) common share - basic and diluted         $      (0.12)  $       0.06
                                                           ============   ============
Weighted-average number of common shares outstanding -
 basic and diluted                                           19,642,948     31,343,387
                                                           ============   ============

The accompanying notes are an integral part of these consolidated financial statements.


                          SecureCARE Technologies, Inc.
                            (formerly eClickMD, Inc.)

                 STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT
                 For the Years Ended December 31, 2004 and 2003

                                                    Series A Preferred Stock   Series B Preferred Stock         Common Stock
                                                    ------------------------   -----------------------   --------------------------

                                                    -----------    ---------   -----------   ---------   -----------    -----------
                                                      Shares        Amount        Shares      Amount       Shares          Amount
                                                    -----------    ---------   -----------   ---------   -----------    -----------
Balance at December 31, 2002                                 75    $      --            --   $      --    31,786,032    $    31,786

Issuance of common stock for services                        --           --            --          --       262,500            263
Issuance of preferred stock for conversion of notes
 payable                                                     14           --            --          --            --             --
Issuance of warrants in connection with conversion
 of notes payable to preferred stock                         --           --            --          --            --             --
Cancellation of stock in connection with
 reorganization                                             (89)          --            --          --   (32,048,532)       (32,049)
Issuance of common stock in connection with
 reorganization                                              --           --            --          --    15,000,000         15,000

Net income for the year                                      --           --            --          --            --             --

                                                    -----------    ---------   -----------   ---------   -----------    -----------
Balance at December 31, 2003                                 --           --                              15,000,000         15,000

Issuance of common stock to investors in connection
 with bridge financing                                       --           --            --          --       520,000            520
Issuance of common stock and warrants for services           --           --            --          --     2,434,000          2,434
Issuance of common stock in connection with note
 payable                                                     --           --            --          --        50,000             50
Issuance of common stock and note receivable to
 placement agent in connection with the bridge
 financing                                                   --           --            --          --     2,000,000          2,000
Issuance of Series A preferred stock                  1,955,000        1,955            --          --            --             --
Issuance of Series B preferred stock                         --           --       181,818         182            --             --

Net loss for the year                                        --           --            --          --            --             --

                                                    -----------    ---------   -----------   ---------   -----------    -----------
Balance at December 31, 2004                          1,955,000    $   1,955       181,818   $     182    20,004,000    $    20,004
                                                    ===========    =========   ===========   =========   ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.


                          SecureCare Technologies, Inc.
                            (formerly eClickMD, Inc.)

           STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT - CONTINUED
                 For the Years Ended December 31, 2004 and 2003

                                                                         Additional
                                                                           Paid-in      Accumulated       Notes
                                                                           Capital        Deficit       Receivable         Total
                                                                        ------------   ------------    ------------    ------------
Balance at December 31, 2002                                            $  6,845,144   $(11,508,489)   $         --    $ (4,631,559)

Issuance of common stock for services                                         32,987             --              --          33,250
Issuance of preferred stock for conversion of notes payable                  143,200             --              --         143,200
Issuance of warrants in connection with conversion                             8,147
 of notes payable to preferred stock                                           8,147             --              --         (21,366)
Cancellation of stock in connection with reorganization                       10,683             --              --              --
Issuance of common stock in connection with reorganization                 1,621,344             --              --       1,636,344

Net income for the year                                                           --      1,906,448              --       1,906,448

                                                                        ------------   ------------    ------------    ------------
Balance at December 31, 2003                                               8,661,505     (9,602,041)             --        (925,536)

Issuance of common stock to investors in connection with bridge
 financing                                                                    51,480             --              --          52,000
Issuance of common stock and warrants for services                           276,211             --              --         278,645
Issuance of common stock in connection with Note payable                       7,450          7,500
Issuance of common stock and note receivable to placement
 agent in connection with the bridge financing                                12,571             --          (2,000)         12,571
Issuance of Series A preferred stock                                       1,736,660             --              --       1,738,615
Issuance of Series B preferred stock                                         199,818             --              --         200,000

Net loss for the year                                                             --     (2,270,875)             --      (2,270,875)

                                                                        ------------   ------------    ------------    ------------
Balance at December 31, 2004                                            $ 10,945,695   $(11,872,916)   $     (2,000)   $   (907,080)
                                                                        ============   ============    ============    ============

The accompanying notes are an integral part of these consolidated financial statements.


                          SecureCARE Technologies, Inc.
                            (formerly eClickMD, Inc.)

                            STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 2004 and 2003

                                                                      2004            2003
                                                                  ------------    ------------
Cash flows from operating activities
 Net income (loss)                                                $ (2,270,875)   $  1,906,448
 Adjustments to reconcile net income (loss) to net cash used in operating activities:
    Depreciation and amortization                                        1,540          94,203
    Bad debt expense                                                    25,540          42,031
    Gain on disposal of fixed assets                                    (4,699)             --
    Gain on change in accounting estimate                                   --          68,645
    Gain on debt settlement                                                 --      (3,338,187)
    Stock and warrants issued for services                             217,350          33,250
    Amortization of deferred compensation                               61,295              --
    Warrants issued for conversion of debt to preferred stock               --           8,147
    Amortization of deferred financing fees                             40,949           7,131
    Amortization of debt discount                                       24,167           9,769
 Increases and decreases in working capital accounts:
    Accounts receivable - trade                                        (34,310)        (51,208)
    Prepaid expenses                                                   (23,013)          8,145
    Deposits                                                          (124,717)         (4,341)
    Accounts payable - trade                                           (74,217)        215,355
    Accrued liabilities                                                (38,819)         72,521
                                                                  ------------    ------------
 Cash flows used in operating activities                            (2,199,809)       (928,091)

Cash flows from investing activities
 Purchases of property and equipment                                    (2,484)         (4,121)
 Capitalized software development costs                               (170,000)             --
                                                                  ------------    ------------
 Cash flows used in investing activities                              (172,484)         (4,121)

Cash flows from financing activities
 Payments on capital lease obligation                                       --         (12,865)
 Borrowings from related parties                                            --          13,130
 Proceeds from notes payable (including $869,591 from
  related parties in 2003, including post-petition amount
  of $610,490 in 2003)                                                 622,825         869,591
 Payments on notes payable                                            (140,800)        (20,348)
 Proceeds from the issuance of preferred stock                       1,938,615              --
                                                                  ------------    ------------
 Cash flows provided by financing activities                         2,420,640         849,508

The accompanying notes are an integral part of these consolidated financial statement.


                          SecureCARE Technologies, Inc.
                            (formerly eClickMD, Inc.)

                      STATEMENTS OF CASH FLOWS - CONTINUED
                 For the Years Ended December 31, 2004 and 2003


                                                                      2004            2003
                                                                  ------------    ------------
Net increase (decrease) in cash and cash equivalents                    48,347         (82,704)

Cash and cash equivalents, beginning of year                             2,500          85,204
                                                                  ------------    ------------
Cash and cash equivalents, end of year                            $     50,847    $      2,500
                                                                  ============    ============
Supplemental disclosures for cash flow information:
 Cash paid during the year for:
  Interest                                                        $        697    $      3,320
                                                                  ============    ============
Supplemental Schedule Of Non-Cash Investing And
 Financing Activities:
 Stock issued for subscription receivable                         $      2,000    $         --
                                                                  ============    ============
 Common stock issued to investors in connection with
  bridge financing                                                $     52,000    $         --
                                                                  ============    ============
 Issuance of common stock and note receivable to the placement
  agent in connection with the bridge financing                   $     12,571    $         --
                                                                  ============    ============
 Warrants issued for services                                     $    214,500    $         --
                                                                  ============    ============
 Deferred financing fees resulting from the issuance of notes
  payable                                                         $     71,975    $         --
                                                                  ============    ============
 Fixed Assets transferred in settlement of accounts payable       $      6,000    $         --
                                                                  ============    ============
 Conversion of notes payable and accrued interest to preferred
  stock                                                           $         --    $    143,200
                                                                  ============    ============
 Conversion of notes payable and accrued interest to common
  stock in connection with reorganization                         $         --    $  1,614,978
                                                                  ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                          SecureCARE Technologies, Inc.
                            (formerly eClickMD, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2004 and 2003

NOTE A - BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF THE BUSINESS
----------------------

SecureCARE Technologies, Inc. (formerly eClickMD, Inc.) (the Company or SecureCARE or Debtor), a Nevada corporation incorporated on May 12, 1999, provides electronic Internet-based document exchange and e-signature solutions for the healthcare industry. The Company markets its services to customers throughout the United States. The Company currently operates from its Austin, Texas-based corporate headquarters.

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

On August 6, 2003, the Company filed a proposed disclosure statement and joint plan of reorganization, dated August 5, 2003, (the Plan) with the bankruptcy court. On October 23, 2003, after notice and a hearing, the bankruptcy court signed the disclosure statement order, approving the Company's disclosure statement. On October 24, 2003, the Debtors commenced the solicitation of holders of claims entitled to vote to accept or reject the Plan. On December 2, 2003, after notice and a hearing, the Bankruptcy Court entered its findings of fact, conclusions of law and order confirming the Debtor's joint plan of reorganization dated as of August 5, 2003 (the Confirmation Order). The Plan became final and non-appealable on December 13, 2003. The effective date of the Plan was December 15, 2003.

The following is a summary of the material features of the Plan and is qualified in its entirety by reference to the Plan itself.

Among other things, the Plan generally provided that all existing equity interests and rights in the Debtor would be cancelled. The Debtor's sole secured creditor received ninety seven and one-half percent (97.50%) of the new common shares of the reorganized Debtor. Unsecured creditors received two and one-half percent (2.50%) of the new common shares of the reorganized Debtor, a cash payment equal to two and one-half Percent (2.50%) of the amount of their allowed claim, and an assignment of the Debtor's rights under a pre-petition judgment in the amount of approximately $1 million, entered in favor of the Debtor. Equity interest holders in the Debtor each received 150 shares of new common stock, regardless of the size of their pre-petition equity interests. In addition, in connection with the Plan, the Company recorded $2,703,203 as a gain on debt settlement and $168,667 as a gain on cancellation of an executory contract during the year ended December 31, 2003.

In accordance with the terms of the confirmed Plan, the outstanding shares of eClickMD, Inc. common and preferred Stock, approximately 21.3 million and 89 shares, respectively, were cancelled and voided effective December 15, 2003 (the Effective Date). In addition, the Plan required that as soon as possible after the Effective Date, the Company would amend its Articles of Incorporation to change its name to SecureCARE Technologies, Inc. and to authorize the issuance of 10,000,000 shares of new common stock at $0.001 par value.

On January 19, 2004, the Board of Director's of eClickMD, Inc. approved a 1.5 for 1 forward common stock split (the Stock Split). On January 19, 2004, the shareholder holding the shares representing more than a majority of the shares of common stock entitled to vote consented in writing to the Stock Split. The Stock Split increased the number of shares of common stock issued and outstanding, as approved in the Plan, from 10,000,000 to 15,000,000.

                          SecureCARE Technologies, Inc.
                            (formerly eClickMD, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2004 and 2003


NOTE A - BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

NATURE OF THE BUSINESS (Continued)
----------------------------------

On January 19, 2004, the Board of Director's of eClickMD, Inc. determined to change the name of the Company to SecureCARE Technologies, Inc. The purpose of the name changes was to more accurately reflect the Company's present business and its activities as well as to facilitate the future development of its business. Approval of the name change required the affirmative consent of at least a majority of the outstanding shares of the common stock of the Company. The shareholder entitled to vote more than a majority of all the shares of common stock entitled to vote consented to the name change on January 19, 2004.

The Company filed a preliminary information statement regarding the name change and the Stock Split with the Securities and Exchange Commission on January 24, 2004 and a definitive information statement on February 3, 2004.

The Company filed an Amendment to its Corporate Charter with the State of Nevada on February 25, 2004 affecting the Stock Split and the name change of the Company to SecureCare Technologies, Inc. The effects of the Stock Split to the number of common shares and per share amounts have been applied to all periods presented in the financial statements.

On April 22, 2004 the Company submitted a motion to modify plan after confirmation (The Motion) to the bankruptcy court. The Motion consisted of the following changes to the original confirmed Plan:

     1.) To change the Company name to SecureCARE Technologies, Inc. versus
         Secure Care, Inc. as stated in the original plan;
     2.) To correct the par value of the New Common Stock to $0.001 from $0.01 as stated in the original plan;
     3.) To authorize 15,000,000 shares of New Common Stock (reflecting a 1.5 for 1 forward stock split) versus 10,000,000 as stated in the original Plan;
     4.) To add certain language to ensure that the New Common Stock is freely tradable and non-restricted in any way.

On May 18, 2004, the order granting motion to modify plan after confirmation was approved by the bankruptcy court.

On October 19, 2004, the bankruptcy court judge signed the Company's order of final decree which effectively closed the case.

Since the bankruptcy did not result in a change in control, the Company did not meet the requirements for fresh-start reporting. Accordingly, all assets and liabilities are reflected in the accompanying Balance Sheet at December 31, 2003 at their historical value.

                          SecureCARE Technologies, Inc.
                            (formerly eClickMD, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2004 and 2003

NOTE A - BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

CASH AND CASH EQUIVALENTS
-------------------------

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS
-------------------------------------------------------

Trade accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectibility of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. The Company's accounts receivable are not secured. If the financial condition of the Company's customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management's assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and an increase to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance.

PROPERTY AND EQUIPMENT
----------------------

Property and equipment are recorded at cost. The Company provides for depreciation of its property and equipment using the straight-line method over the estimated useful life of the depreciable assets ranging from three to five years. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized.

Depreciation expense for the years ended December 31, 2004 and 2003 was $1,540 and $94,203, respectively.

SOFTWARE AND SOFTWARE DEVELOPMENT COSTS
---------------------------------------

The Company capitalizes costs related to computer software developed or obtained for internal use in accordance with the American Institute of Certified Public Accountants Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" and is depreciated using the straight-line method over the estimated useful life of the software, generally three years. SOP 98-1 provides guidance on determining whether computer software is internal-use software and guidance on accounting for proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. For the year ending December 31, 2004, the Company had recorded capitalized software development costs totaling $170,000. No amortization expense related to the software development costs has been recorded as of December 31, 2004 since the software development was not completed at December 31, 2004. No software development costs were capitalized during the year-ended December 31, 2003.

DEFERRED FINANCING FEES
-----------------------

Deferred financing fees related to the notes payable are amortized on a straight-line basis over the term of the notes payable which range from six months to two years. Any deferred financing fees related to notes that are paid early or converted to equity are expensed. Deferred financing fees, net of accumulated amortization were $43,597 and $0, as of December 31, 2004 and 2003, respectively.

                          SecureCARE Technologies, Inc.
                            (formerly eClickMD, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2004 and 2003

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

REVENUE RECOGNITION
-------------------

The Company derives its revenues from the following home healthcare provider sources - recurring monthly service fees, one-time training and set-up fees and integration and customization services as contracted.

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104). SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the fee charged for services rendered and the collectibility of those fees. Should changes in conditions cause management to determine these criteria are not met for certain sales, revenue recognized for any reporting period could be adversely affected. In instances when any one of the four criteria is not met, the Company will either defer recognition of the monthly service fees until the criteria are met or will recognize the recurring monthly service fees on a ratable basis.

INCOME (LOSS) PER COMMON SHARE
------------------------------

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding for the year. Common stock equivalents for the year ended December 31, 2004 have been excluded from the computation since such inclusion would have an anti-dilutive effect. There were no dilutive common stock equivalents outstanding for the year ended December 31, 2003.

LONG-LIVED ASSETS
-----------------

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the net asset exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

                          SecureCARE Technologies, Inc.
                            (formerly eClickMD, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2004 and 2003

NOTE A - BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

ADVERTISING COSTS
-----------------

All costs associated with advertising are expensed in the period incurred. Advertising expense totaled $17,398 and $9,061 for the years ended December 31, 2004 and 2003, respectively.

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

Had the Company determined compensation based on the fair value at the grant date for its stock options under SFAS No. 123, as amended by SFAS No. 148, net income (loss), and income (loss) per share would have been changed, as indicated below:

                                                          Year ended     Year ended
                                                         December 31,   December 31,
                                                             2004          2003
                                                         ------------   -----------
Net income (loss) attributable to common stockholders,
 as reported                                             $ (2,270,875)  $ 1,906,448
Add: Stock-based employee compensation
 expense included in reported in net income (loss)                 --            --
Deduct: Stock-based employee compensation expense
 determined under fair value based method                     (42,481)     (220,671)
                                                         ------------   -----------
Pro forma net income (loss)                              $ (2,313,356)  $ 1,685,777
                                                         ============   ===========
Net income (loss) per share --
 Basic and diluted:
 As reported                                             $       (.12)  $       .09
                                                         ============   ===========
 Pro forma                                               $       (.12)  $       .08
                                                         ============   ===========

Compensation cost is reflected over the options' vesting period of 2 to 5 years.

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

                          SecureCARE Technologies, Inc.
                            (formerly eClickMD, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2004 and 2003

NOTE A - BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NEW ACCOUNTING PRONOUNCEMENT
----------------------------

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS 123(R), "Share-Based Payment," which is a revision of SFAS 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion 25, "Accounting for Stock Issued to Employees". SFAS 123R focuses primarily on share-based payments for employee services, requiring these payments to be recorded using a fair-value-based method. The use of APB 25's intrinsic value method of accounting for employee stock options has been eliminated. As a result, the fair value of stock options granted to employees in the future will be required to be expensed. The impact on the results of operations of the Company will be dependent on the number of options granted and the fair value of those options. For the Company, FASB 1123R will be effective January 1, 2006.

NOTE B - GOING CONCERN

The consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern. The Company sustained net operating losses of $2,203,065 and $1,206,699 for the years ended December 31, 2004 and 2003, respectively, and has accumulated losses through December 31, 2004 of $11,872,916. Cash used in operating activities for the same periods aggregated $2,199,809 and $928,091, respectively. Total liabilities at December 31, 2004 of $1,356,378 exceed total assets of $449,299. As described in Note A, on May 13, 2003 the Company filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Western District of Texas. The Company emerged from bankruptcy on December 15, 2003; however, the Company's continued existence depends upon the success of management's efforts to raise additional capital necessary to meet the Company's obligations as they come due, and to obtain sufficient capital to execute its business plan. The Company intends to obtain capital primarily through issuances of debt or equity. There can be no degree of assurance that the Company will be successful in completing additional financing transactions.

The consolidated financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or classification of liabilities which may result from the inability of the Company to continue as a going concern.

                          SecureCARE Technologies, Inc.
                            (formerly eClickMD, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2004 and 2003

NOTE C - PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2004 and 2003 consists of the following:


                                                     2004           2003
                                                  ------------  ------------
Computer equipment and software                   $    442,774  $    272,774
Furniture and office equipment                          12,538        10,054
Automobiles                                                 --        20,823
                                                  ------------  ------------
                                                       455,312       303,651

Less: accumulated depreciation and amortization       (283,076)     (301,058)
                                                  ------------  ------------
Net property and equipment                        $    172,236  $      2,593
                                                  ============  ============

Computer equipment and software at December 31, 2004 includes $170,000 in costs capitalized in the development of software held for internal use.

NOTE D - LINE OF CREDIT

The Company had a revolving credit agreement with a maturity date of December 22, 2002. Subsequent to the Company's bankruptcy filing on May 13, 2003, the guarantor of the revolving credit agreement repaid the balance of the revolving credit agreement in full. The resulting gain of $381,797, (which includes accrued interest of $21,797) is included in "gain on debt settlement" in the accompanying consolidated statement of operations for the year ended December 31, 2003.


                          SecureCARE Technologies, Inc.
                            (formerly eClickMD, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2004 and 2003

NOTE E - NOTES PAYABLE

Notes payable at December 31, 2004 and 2003 consist of the following:


                                                                                    2004                          2003
                                                                          --------------------------    -------------------------
                                                                             Short          Long           Short         Long
                                                                             Term           Term           Term          Term
                                                                          -----------    -----------    -----------   -----------
Note payable to related party bearing interest at 5%,
   principal and interest due September 30, 2009, secured by
   a security interest in the assets and intellectual property of the Company; interest payments only commence
   September 1, 2004; principal and interest payments
   commence October 1, 2005                                               $    27,224    $   517,266    $        --   $   610,490

Senior subordinated note payable to investors bearing interest at 7.5%,
   principal and interest due February 13, 2006, unsecured                         --        220,000             --            --

Senior subordinated note payable to investors bearing interest at 7.5%,
    principal and interest due March 2, 2006, unsecured                            --        150,000             --            --

Senior subordinated note payable to investors bearing interest at 7.5%,
   principal and interest due March 9, 2006, unsecured                             --        150,000             --            --

Senior subordinated note payable to Phoebe Holdings, Inc. at 7.5%,
   principal and interest due May 1, 2005, unsecured                          100,000             --             --            --
                                                                          -----------    -----------    -----------   -----------
                                                                              127,224      1,037,266             --       610,490
Less unamortized debt discount                                                 (5,000)       (30,333)            --            --
                                                                          -----------    -----------    -----------   -----------
Total notes payable                                                       $   122,224    $ 1,006,933    $        --   $   610,490
                                                                          ===========    ===========    ===========   ===========

During February and March 2004, in conjunction with the 7.5% senior subordinated notes payable to investors, the Company issued 520,000 shares of Common Stock. These shares were valued at $0.10 per share resulting in a total fair value of $52,000. This amount was recorded as debt discount and is being amortized as a component of interest expense over the life of the notes (2 years).

In November, 2004, in conjunction with the 7.5% senior subordinated note payable to Phoebe Holdings, Inc., the Company issued 50,000 shares of Common Stock. These shares were valued at $0.15 per share resulting in a total fair value of $7,500. This amount was recorded as debt discount and is being amortized as a component of interest expense over the life of the note (6 months).

                          SecureCARE Technologies, Inc.
                            (formerly eClickMD, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2004 and 2003

NOTE E - NOTES PAYABLE (Continued)

Future maturities of notes payable at December 31, 2004 are as follows:

                    2005               $   127,224
                    2006                   628,898
                    2007                   108,898
                    2008                   108,898
                    2009                   108,898
                    2010                    81,674
                                       -----------
                    Total              $ 1,164,490
                                       ===========

NOTE F - LEASE COMMITMENTS

The Company leases its office facilities under a non-cancelable operating lease agreement which expires on November 30, 2007. Rent expense totaled $67,713 and $52,208 for the years ended December 31, 2004 and 2003, respectively.

Future minimum lease payments under the non-cancelable operating lease at December 31, 2004 are as follows:

                    2005               $   106,260
                    2006                   127,560
                    2007                   106,300
                                       -----------
                    Total              $   340,120
                                       ===========
NOTE G - INCOME TAXES

At December 31, 2004 and 2003 deferred tax assets and liabilities are comprised of the following:

                                                    2004            2003
                                                 ------------   ------------
         Current deferred tax asset              $      3,740   $      1,020
         Non-current deferred tax asset             1,244,573        490,221
         Less: valuation allowance                 (1,248,313)      (491,241)
                                                 ------------   ------------
         Net deferred tax asset                  $         --   $         --
                                                 ============   ============

Non-current deferred tax assets principally result from net operating losses. The December 31, 2004 current deferred tax asset results from the allowance for doubtful receivables which is not currently deducted for federal income tax reporting purposes. The December 31, 2004 and 2003 deferred tax assets have a 100% valuation allowance due to the uncertainty of generating future taxable income.

                          SecureCARE Technologies, Inc.
                            (formerly eClickMD, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2004 and 2003

NOTE G - INCOME TAXES (continued)

Differences between the statutory federal income tax rate and the effective rate for the years ended December 31, 2004 and 2003 are as follows:

                                                     2004            2003
                                                   ----------     ----------
         Income tax provision at statutory rate          34.0%          34.0%
         Permanent differences                           (0.6)          98.6
         Change in valuation allowance                  (33.4)        (132.6)
                                                   ----------     ----------
                                                          0.0%           0.0%
                                                   ==========     ==========

The Company has a net operating loss carryover of approximately $3,600,000 at December 31, 2004. All net operating losses of the Company generated prior to 2003 were eliminated through the bankruptcy process. Accordingly, the net operating loss at December 31, 2004 consists of losses that were generated subsequent to the bankruptcy filing. The net operating loss carryover will expire in 2024.

NOTE H - SHAREHOLDERS' DEFICIT

During 2003, the Company issued 262,500 shares of common stock as compensation for services valued at $33,250. The Company received proceeds from new notes payable totaling $143,200, bearing interest at 6% per annum. Subsequently, the Company agreed to convert $143,200 of debt into 1.43 units of the Company's Series A preferred stock. Each unit consisted of 10 shares of the company's Series A convertible preferred stock for a total of 14 shares. Additionally, upon conversion, the Company issued warrants to purchase 95,467 shares of common stock valued at $8,147. Upon approval of the bankruptcy plan on December 15, 2003 all outstanding stock was cancelled. Additionally upon approval of the bankruptcy plan the Company issued 15,000,000 shares of common stock. Accordingly, at December 31, 2003, there were 15,000,000 shares of common stock outstanding.

In January 2004, the Company authorized the issuance of 2,350,000 shares of common stock, valued at $0.023, to directors, officers and employees. In June 2004, the Company authorized the issuance of an additional 65,000 shares valued at $0.023 to directors, officers and employees. Of these 2,415,000 shares, 1,600,000 shares were issued to directors, of which 50% vested immediately and the remaining 50% will vest in one year. The remaining 815,000 shares were issued to employees which vested on October 1, 2004. The Company recorded deferred stock compensation of $61,295 related to this stock issuance and amortized the stock compensation expense over the applicable vesting periods.

Effective January 20, 2004 the Company entered into a Consulting Agreement (the Agreement) with a related party (the Consultant) to retain the Consultant, on a non-exclusive basis, to perform consulting services related to corporate finance, strategic investments, capital raising, mergers and acquisitions and other financial service matters. The term of the Agreement was one year. In consideration of the Consultant performing these services, the Company agreed to issue 2,000,000 shares of its common stock to the Consultant for an aggregate purchase price of $2,000. These shares were valued at $0.023 per share resulting in a net stock compensation of $44,000. The portion of this compensation allocated to fund raising totaled $12,571 and was recorded as deferred financing costs to be amortized on a straight-line basis over the life of the notes (two years). The portion of this compensation allocated to the fund raising in the Private Placement totaled $31,429 and has been recorded as a reduction of proceeds from the sale of Series A preferred stock.

                          SecureCARE Technologies, Inc.
                            (formerly eClickMD, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2004 and 2003

NOTE H - SHAREHOLDERS' DEFICIT (continued)

During February and March 2004, and pursuant to the Agreement with a related party (the Placement Agent), the Company raised an aggregate of $520,000 from seven accredited investors (as defined in Rule 503 under the 1933 Act) to fund the Company's operations (the Bridge Financing). Investors in this Bridge Financing received $1.00 principal amount of 7.5% Senior Subordinated Note and one share of common stock for each $1.00 that they purchased. The Notes are due on their second anniversary date, but may be extended at the option of the Company for an additional six months. The Company must issue one share of common stock for each $4.00 principal and accrued interest on the notes that are extended. During February and March 2004, in conjunction with the Bridge Financing, the Company issued 520,000 shares of common stock. These shares were valued at $0.10 per share resulting in a total fair value of $52,000. This amount was recorded as a Debt Discount and is being amortized as a component of interest expense over the life of these notes (two years). The Placement Agent received warrants to purchase an aggregate of 52,000 shares of common stock at an exercise price of $1.00 per share. Due to the insignificance of the fair value of these warrants no expense was recorded. These warrants expire in February and March of 2011.

From May through October 2004 and pursuant to the Agreement with a related party (the Placement Agent), the Company received funds through a Private Placement (the Placement). In the financing the Company issued an aggregate of 1,955,000 shares of Series A preferred stock, with a $1.00 per share stated value, initially convertible into one share of the Company's common stock, par value $0.001 per share for net proceeds of $1,738,615. The Placement Agent and the investors in the financing received warrants to purchase an aggregate of 2,337,000 shares of common stock at an exercise price of $1.00 per share with 382,000 warrants issued to the Agent and 1,955,000 warrants issued to the investors. These warrants expire in May through October of 2009.

The holders of the Series A preferred stock are entitled to vote upon all matters upon which holders of the common stock have the right to vote, and shall be entitled to the number of votes equal to the largest number of full shares of common stock into which the shares of preferred stock, pursuant to certain conversion and anti-dilution rights, could be converted on the appropriate record date. The holders of the Series A preferred stock are entitled to receive out the assets of the Corporation legally available therefore, dividends at the rate of 5 percent of the stated value ($1.00 per share), payable on an annual basis, either in cash or in shares of the Company's common stock, par value $0.001 per share, based on the fair market value of the common stock on the date the dividend is declared, at the option of the Company. The holders of the Series A preferred stock will have preference in payment of dividends over the holder's of common stock. Dividends on the Series A preferred stock are payable when declared by the board of directors. As of December 31, 2004, no dividends on the series A preferred stock have been declared. The period for which dividends will be paid will be determined by the board of directors at the time of dividend declaration. The Certificate of Designation for the series A preferred stock does not provide a specific provision for the accumulation of dividends; therefore no dividends or dividends payable have been recorded as of December 31, 2004. In the event of a liquidation, dissolution or winding-up of the Company, either voluntary or involuntary, the holders of the shares of Series A preferred stock then issued and outstanding are entitled to be paid out of the assets of the Company available for distribution to its shareholders, before any payment is made to the holders of shares of common stock or upon any other series of preferred stock of the Company that is junior to the Series A preferred stock, an amount per share equal to the stated value.

In June 2004, the Company authorized the issuance of 19,000 shares of common stock to the Chairman of the Board, Chief Medical Officer and two Medical Advisory Board members of SecureCARE Technologies, Inc. These shares were valued at $0.15 per share totaling $2,850. This amount was recorded as stock compensation expense.

                          SecureCARE Technologies, Inc.
                            (formerly eClickMD, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2004 and 2003

NOTE H - SHAREHOLDERS' DEFICIT (continued)

In November 2004, the Company sold $100,000 of 7.5% Senior Subordinated Notes Payable and issued one share of the Company's common stock for each $2.00 of notes purchased for a total issuance of 50,000 shares. These shares were valued at $0.15 per share resulting in a total fair value of $7,500. This amount was recorded as a Debt Discount and is being amortized as a component of interest expense over the life of these notes (6 months).

In December 2004, the Company issued 200,000 warrants to a third party in connection with services received. These warrants allow for the purchase of one share of the Company's common stock per warrant. All warrants vested on the date of issuance. The warrants are valued as follows:

          Warrants Issued                   100,000      50,000       50,000
          Exercise Price                    $  2.19      $ 2.63       $ 3.50
          Fair Market Value per Warrant     $  1.09      $ 1.03       $ 1.08
          Expiration Date                   3/31/2008    3/31/2008    3/31/2009

These warrants have a fair market value of $214,500 which is included in selling, general, and administrative expense in the accompanying statement of operations for the year-ended December 31, 2004. The warrants were issued as part of the consulting contract with the third party executed on August 1, 2004.

Commencing December 2004 and pursuant to the Agreement with a related party (the Placement Agent), the Company received funds through a Private Placement (the Placement). Through December 31, 2004, the Company issued an aggregate of 181,818 shares of Series B preferred stock for proceeds of $200,000, with a $1.10 per share stated value, initially convertible into one share of the Company's common stock, par value $0.001 per share. The Agent and the investors in the financing received warrants to purchase an aggregate of 36,363 shares of common stock at an exercise price of $1.25 per share for each $5.00 of Series B preferred stock purchased. These warrants expire in December 2009.

The holders of the Series B preferred stock are entitled to vote upon all matters upon which holders of the common stock have the right to vote, and shall be entitled to the number of votes equal to the largest number of full shares of common stock into which the shares of preferred stock, pursuant to certain conversion and anti-dilution rights, could be converted on the appropriate record date. The holders of the Company's Series B preferred stock are not entitled to receive any dividends. In the event of a liquidation, dissolution or winding-up of the Company, either voluntary or involuntary, the holders of the shares of the Company's Series A preferred stock and the Series B preferred stock then issued and outstanding are entitled to be paid out of the assets of the Company available for distribution to its shareholders on a pari passu basis, before any payment is made to the holders of shares of common stock or upon any other series of Preferred Stock of the Company that is junior to the Series A Preferred Stock and the Series B preferred stock, an amount per share equal to the stated value.

                          SecureCARE Technologies, Inc.
                            (formerly eClickMD, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2004 and 2003

NOTE I - STOCK OPTIONS AND WARRANTS

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

Upon approval of the bankruptcy Plan on December 15, 2003 (See Note A), all outstanding options and warrants were cancelled. Accordingly, no options or warrants were outstanding at December 31, 2003.

The Board of Directors of the Company approved the SecureCARE Technologies, Inc. 2004 Stock Option Plan on December 3, 2004. The Company has reserved 2,000,000 shares of common stock for issuance under this Plan. The exercise price of each option granted may not be less than the fair market value of common stock at the date of grant, without prior approval of the Board of Directors. Options are exercisable according to the terms set out in the option agreement, not to exceed ten years. As of December 31, 2004, the Company had 1,456,500 options outstanding. All options granted by the Company are restricted stock awards under rules promulgated by the Securities and Exchange Commission.

A summary of changes in the Company's options and purchase warrants follows:


                                        Total
                               -------------------------
                                              Range of
                                              Weighted
                                 Options      Average
                                     and      Exercise
                                Warrants      Prices
                               ----------    -----------
Outstanding at 12/31/03                --             --
   Granted                      4,081,863    1.00 - 1.13
   Exercised                           --      --     --
   Cancelled                           --      --     --
                               ----------    -----------
Outstanding at 12/31/04         4,081,863    1.00 - 1.13
                               ==========    ===========


                          SecureCARE Technologies, Inc.
                            (formerly eClickMD, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2004 and 2003

NOTE I - STOCK OPTIONS AND WARRANTS (Continued)

The following table summarizes information about compensatory stock options outstanding at December 31, 2004:


               Stock Options Outstanding                                    Stock Options Exercisable
========================================================================   ============================
                                       Weighted Avg.
Range of           Number              Remaining          Weighted Avg     Number        Weighted Avg
Exercise Prices    Outstanding         Contractual Life   Exercise Price   Exercisable   Exercise Price
$1.00              1,456,500           2  years           $1.00                0         $1.00

The following table summarizes information about other non-compensatory stock options outstanding at December 31, 2004:

                   Warrants Outstanding                                        Warrants Exercisable
========================================================================   ============================
                                       Weighted Avg.
Range of           Number              Remaining          Weighted Avg     Number        Weighted Avg
Exercise Prices    Outstanding         Contractual Life   Exercise Price   Exercisable   Exercise Price

$1.00 - $2.00      2,425,363           4.56 years         $1.00            2,425,363     $1.00
$2.01 - $3.00      150,000             3.25 years         $2.34              150,000     $2.34
$3.01 - $3.50      50,000              4.25 years         $3.50               50,000     $3.50

The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), in accounting for its compensatory options. The options granted in 2004 and 2003 have exercise prices which approximate or exceed fair value and, accordingly, no compensation cost has been recognized for its compensatory stock options in these financial statements.

The weighted average grant date fair value of options granted during 2004 and 2003 was $0.78 and $0.08, respectively. The following weighted-average assumptions for stock options granted during fiscal years 2004 and 2003 were used:

                                               2004           2003
                                            ----------     ----------
         Expected dividend yield                     0%             0%
         Stock price volatility                    100%           171%
         Risk-free interest rate                   5.0%           4.5%
         Expected option term                 10 years      3-5 years

NOTE J - RELATED PARTY TRANSACTIONS

As of December 15, 2003, the effective date of the Plan of Reorganization, Gryphon Opportunities Fund I, LLC became the majority stockholder of the Company. Pursuant to an approved order of the United States Bankruptcy Court for the Western District of Texas, dated May 19, 2003 the Company issued nine post petition notes payable totaling $610,490 of which eight notes were issued to Gryphon Opportunities Fund I, LLC totaling $544,490 and one note totaling $66,000 was issued to York Avenue Holding Company, an affiliate of Gryphon Opportunities Fund I, LLC. At December 31, 2003, the original amounts of the notes were all outstanding. As of December 31, 2004, the remaining balance totals $544,490. For additional discussion of these notes, see NOTE E.

                          SecureCARE Technologies, Inc.
                            (formerly eClickMD, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2004 and 2003

NOTE K - CONCENTRATIONS OF CREDIT RISK

The Company extends unsecured credit in the normal course of business to virtually all of its customers. The Company's accounts receivable are subject to potential credit risk. The Company has provided an allowance for doubtful accounts which reflects its estimates of uncollectible amounts. The maximum exposure assuming non-performance by the customers is the amount shown on the balance sheet at the date of non-performance.

At December 31, 2004 and 2003, one customer accounted for 10% and 16% of accounts receivable, respectively.

Cash is maintained in financial institutions which, at times, may exceed Federal Deposit Insurance Corporation insured amounts. However, the Company mitigates its risk by assuring that cash is maintained in high quality credit institutions

NOTE L - CONTINGENCIES

The Company's Plan of Reorganization was approved on December 15, 2003. Accordingly, all potential contingencies outstanding at that date were released. As of December 31, 2004, the Company is not involved in or a party to any litigation or lawsuits.

NOTE M - SUBSEQUENT EVENTS

Subsequent to December 31, 2004, and pursuant to the Agreement with the Consultant, the Company received additional funds through a Private Placement of its Series B Preferred Stock (the Series B Placement). Total gross proceeds from January 1, 2005 through March 31, 2005 were $945,000. The Company paid commissions of 8% on all but $45,000 sold in the Private Placement, paid certain expenses of the financing and realized net proceeds of approximately $847,000. In the financing the Company issued an aggregate of 859,091 shares of its Series B Convertible Preferred Stock, with a $1.10 per share stated value, initially convertible into one share of the Company's common stock, par value $.001 per share. The placement agent and the investors in the financing received warrants to purchase an aggregate of 204,546 shares of common stock at an exercise price of $1.25 per share with 32,727 warrants issued to the Placement Agent and 171,819 warrants issued to the investors. These warrants expire in January through March of 2010.

On February 4, 2005, the Company commenced payments on its operating lease. The Company leased approximately $350,000 in hardware and related software to upgrade its entire production application and corporate infrastructure. The lease is a two-year lease, with monthly payments of $16,369. A lease deposit was given to the leasing company in November 2004, totaling $124,717. The deposit is refundable and will be refunded in its entirety by February 2007.

On April 7, 2005 the Company was made aware that a lawsuit was filed by Norman
K. Best, an ex officer of the Company, against SecureCARE Technologies, Inc. The lawsuit is identified as cause number GN501073 and was filed in the 353rd Judicial District Court of Travis County, Texas as "Norman K. Best versus SecureCARE Technologies, Inc." The lawsuit alleges that the Company breached the terms of its agreements with Mr. Best by failing to tender 50,000 shares of common stock of SecureCARE Technologies, Inc. which were granted to him. As of the date of this filing, the Company has not been legally served with the lawsuit and accordingly has not responded to this matter.