Form 10QSB
period 2005-03-31
SECURECARE TECHNOLOGIES INC
filed 2005-05-13
CIK 18530

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For The Quarterly Period Ended March 31, 2005


                           Commission File No. 0-29804
                                               -------


                          SecureCARE Technologies, Inc.
               --------------------------------------------------
               (Exact name of registrant as specified in charter)


                                     Nevada
            --------------------------------------------------------
            (State or jurisdiction of incorporation or organization)


                                   82-0255758
                      ------------------------------------
                      (I.R.S. Employer Identification No.)


               3001 Bee Caves Road, Suite 150, Austin Texas 78746
               --------------------------------------------------
                    (Address of principal executive offices)


                                 (512) 439-3900
                ------------------------------------------------
                (Issuer's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of April 30, 2005, there were 20,004,000 shares of Common Stock, $.001 par value of the registrant issued and outstanding.

Transitional Small Business Disclosure Format (check one) YES [ ] NO [X]

                          SECURECARE TECHNOLOGIES, INC.
                                   FORM 10-QSB
                                    CONTENTS


                                                                        Page No.
                                                                        --------
PART I          FINANCIAL INFORMATION

      Item 1.   Financial Statements

                Balance Sheets at March 31, 2005(unaudited) and
                December 31, 2004                                            2

                Statements of Operations (unaudited) for the three months
                ended March 31, 2005 and 2004                                3

                Statements of Cash Flows (unaudited) for the three months
                ended March 31, 2005 and 2004                                4

                Notes to Interim Financial Statements (unaudited)            5

      Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations                         10

      Item 3.   Controls and Procedures                                     15

PART II         OTHER INFORMATION

      Item 1.   Legal Proceedings                                           16

      Item 2.   Changes in Securities and Use of Proceeds                   16

      Item 3.   Defaults Upon Senior Securities                             16

      Item 4.   Submission of Matters to a Vote of Security Holders         16

      Item 5.   Other Information                                           16

      Item 6.   Exhibits and Reports on Form 8-K                            16

SIGNATURES                                                                  17

CERTIFICATIONS                                                              18


                          SECURECARE TECHNOLOGIES, INC.
                                 BALANCE SHEETS
                      March 31, 2005 and December 31, 2004

                                     ASSETS
                                     ------
                                                                                  2005
                                                                               (Unaudited)         2004
                                                                               ------------    ------------
Current assets
  Cash and cash equivalents                                                    $    232,309    $     50,847
  Accounts receivable - trade, net of allowance for doubtful
   accounts of $11,000                                                               32,690          25,537
  Deposits - current portion                                                         62,358              --
  Prepaid expenses                                                                   15,150          26,513
                                                                               ------------    ------------
         Total current assets                                                       342,507         102,897

Property and equipment, net of accumulated depreciation and
 amortization of $297,367 and $283,076, respectively                                157,945         172,236
Deferred financing fees, net of accumulated amortization of
 $52,041 and $40,949, respectively                                                   32,505          43,597
Deposits                                                                             68,210         130,568
                                                                               ------------    ------------

         Total assets                                                          $    601,167    $    449,298
                                                                               ============    ============
                     LIABILITIES AND SHAREHOLDERS' DEFICIT
                     -------------------------------------

Current Liabilities
  Current portion of notes payable, including $54,449 and $27,224 to a related party, respectively, net of debt discount of
   $25,083 and $5,000, respectively                                            $    636,866    $    122,224
  Accounts payable - trade                                                           66,068          96,732
  Accrued payroll tax liabilities                                                    40,605          47,444
  Other accrued liabilities                                                         102,892          83,045
                                                                               ------------    ------------
         Total current liabilities                                                  846,431         349,445

  Notes payable, less current portion including $490,041 and
   $517,265 to related parties, respectively, net of debt discount
   of $0 and $30,333, respectively                                                  490,041       1,006,933

  Commitments and contingencies

Shareholders' deficit
  Preferred stock - $0.001 par value; 15,000,000 shares authorized:
  Series A preferred stock - 1,955,000 shares issued and outstanding
   (liquidation preference of $1.00 per share)                                        1,955           1,955
  Series B preferred stock - 1,040,909 and 181,818 shares issued
    and outstanding (liquidation preference of $1.10 per share)                       1,041             182
  Common stock - $0.001 par value;  50,000,000 shares authorized,
    20,004,000 shares issued and outstanding                                         20,004          20,004
  Additional paid-in capital                                                     11,990,181      10,945,695
  Receivable for the purchase of equity                                              (2,000)         (2,000)
  Accumulated deficit                                                           (12,746,486)    (11,872,916)
                                                                               ------------    ------------
         Total shareholders' deficit                                               (735,305)       (907,080)
                                                                               ------------    ------------

         Total liabilities and shareholders' deficit                           $    601,167    $    449,298
                                                                               ============    ============

The accompanying notes are an integral part of these financial statements.


                          SECURECARE TECHNOLOGIES, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)
               For the Three Months Ended March 31, 2005 and 2004

                                                                      2005             2004
                                                                  ------------     ------------
Revenues                                                          $     67,768     $     33,731

Operating expenses
  Cost of revenues                                                     190,448           87,742
  Selling, general and administrative                                  511,978          307,251
                                                                  ------------     ------------

  Operating loss                                                      (634,658)        (361,262)

Other income (expense)
  Other                                                                     --            5,194
  Interest expense                                                     (40,511)         (20,122)
                                                                  ------------     ------------

  Net loss                                                            (675,169)        (376,190)
  Deemed dividend upon issuance of convertible preferred stock        (198,401)              --
                                                                  ------------     ------------

  Net loss available to common shareholders                       $   (873,570)    $   (376,190)
                                                                  ============     ============

Net loss per common share - basic and diluted                     $      (0.04)    $      (0.02)
                                                                  ============     ============
Weighted average number of common shares outstanding -
 basic and diluted                                                  20,004,000       18,591,648
                                                                  ============     ============

The accompanying notes are an integral part of these financial statements.


                          SECURECARE TECHNOLOGIES, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
               For the Three Months Ended March 31, 2005 and 2004

                                                                    2005           2004
                                                                ------------   ------------
Cash flows from operating activities
  Net loss                                                      $   (675,169)  $   (376,190)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
     Depreciation and amortization                                    14,291          2,592
     Common stock issued for directors compensation                       --         28,750
     Amortization of deferred financing fees                          11,092          4,006
     Amortization of debt discount                                    10,250          2,167
  Increases and decreases in working capital accounts:
     Accounts receivable - trade                                      (7,153)         5,057
     Prepaid Expenses                                                 11,363             --
     Other current assets                                                 --            (24)
     Other assets                                                         --        (71,975)
     Accounts payable - trade                                        (30,664)       (77,677)
     Accrued liabilities                                              13,008        (37,374)
                                                                ------------   ------------
          Cash flows used in operating activities                   (652,982)      (520,668)

Cash flows from financing activities
  Borrowings on notes payable                                             --        544,800
  Payments on notes payable                                          (12,500)       (18,600)
  Proceeds from issuance of preferred stock                          846,944             --
                                                                ------------   ------------
     Cash flows provided by financing activities                     834,444        526,200

Net increase in cash and cash equivalents                            181,462          5,532

Cash and cash equivalents, beginning of period                        50,847          2,500
                                                                ------------   ------------

Cash and cash equivalents, end of period                        $    232,309   $      8,032
                                                                ============   ============

The accompanying notes are an integral part of these financial statements.

                          SECURECARE TECHNOLOGIES, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS (Unaudited)

NOTE 1.  NATURE OF OPERATIONS

SecureCARE Technologies, Inc. (the Company or SCTI), formerly eClickMD, Inc., was originally incorporated in Idaho in 1961. During 1998, the Company changed its domicile to the State of Nevada and is now a Nevada Corporation.

The Company provides Internet-based document exchange and e-signature solutions for the healthcare industry. The Company's customers include physicians, clinics and home healthcare, hospice and durable medical equipment providers. SecureCARE's technology eliminates paper, while enhancing the physicians ability to capture fees for otherwise unbilled time and services, uniquely and directly impacting the physicians revenue. SecureCARE.net is a secure, HIPAA-ready (Health Insurance and Portability Act) tracking and reporting tool that streamlines operations while providing physicians with additional revenue opportunities. The Company markets its services to customers throughout the United States, currently operating from its Austin, Texas-based corporate headquarters.

BASIS OF PRESENTATION

The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the financial information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Results of operations for the three-month period ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.

GOING CONCERN

The financial statements for the three months ended March 31, 2005 were prepared on the assumption that the Company will continue as a going concern. The Company sustained a net loss of $675,169 for the three months ended March 31, 2005. The Company has accumulated losses through March 31, 2005 of $12,746,486. Cash used in operating activities for the three-month periods ended March 31, 2005 and 2004 totaled $652,982 and $520,668, respectively. Total liabilities at March 31, 2005 of $1,336,472 exceed total assets of $601,167. The Company's continued existence depends upon the success of management's efforts to raise additional capital necessary to meet the Company's obligations as they come due, and to obtain sufficient capital to execute its business plan. The Company intends to obtain capital primarily through issuances of debt or equity. There can be no degree of assurance that the Company will be successful in completing additional financing transactions. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its intended business objectives. The accompanying unaudited financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or classification of liabilities which may result from the inability of the Company to continue as a going concern.

NOTE 2.  SUMMARY OF SIGNFICANT ACCOUNTING PRINCIPLES

REVENUE RECOGNITION

The Company derives its revenues from the following home healthcare provider sources - recurring monthly service fees, one-time training and set-up fees and integration and customization services as contracted. The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104). SAB 104 generally requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered;
(3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the fee charged for services rendered and the collectibility of those fees. Should changes in conditions cause management to determine these criteria are not met for certain sales, revenue recognized for any reporting period could be adversely affected. In instances when any one of the four criteria is not met, the Company will either defer recognition of the monthly service fees until the criteria are met or will recognize the recurring monthly service fees on a ratable basis.

SOFTWARE AND SOFTWARE DEVELOPMENT COSTS

The Company capitalizes costs related to computer software developed or obtained for internal use in accordance with the American Institute of Certified Public Accountants Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" and depreciates these costs using the straight-line method over the estimated useful life of the software, generally two to three years. SOP 98-1 provides guidance on determining whether computer software is internal-use software and guidance on accounting for proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use.

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

Had the Company determined compensation based on the fair value at the grant date for its stock options under SFAS No. 123, as amended by SFAS No. 148, net loss, and loss per share would have been changed, as indicated below:

                                                    Three months    Three months
                                                       ended           ended
                                                      March 31,       March 31,
                                                        2005            2004
                                                    -----------     -----------
Net loss attributable to common stockholders,
  as reported                                       $  (873,570)    $  (376,190)
Add: Stock-based employee compensation
  expense included in reported in net loss                   --              --
Deduct: Stock-based employee compensation expense
  determined under fair value based method             (128,074)             --
                                                    -----------     -----------
Pro forma net loss                                  $(1,001,644)    $  (376,190)
                                                    ===========     ===========
Net loss per share --
  Basic and diluted:
  As reported                                       $      (.04)    $      (.02)
                                                    ===========     ===========
  Pro forma                                         $      (.05)    $      (.02)
                                                    ===========     ===========

Compensation cost is reflected over the options' vesting period of 2 years.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123, as amended, and Emerging Issues Task Force (EITF) Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty's performance is complete or the date on which it is probable that performance will occur.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Financial Statements and the reported amount of revenues and expenses during the reporting period. The Company's most significant estimates relate to software services revenue recognition, capitalization of software development costs and depreciation of fixed assets. Actual results could differ from these estimates.

NOTE 3. NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS 123(R), "Share-Based Payment," which is a revision of SFAS 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion 25, "Accounting for Stock Issued to Employees". SFAS 123R focuses primarily on share-based payments for employee services, requiring these payments to be recorded using a fair-value-based method. The use of APB 25's intrinsic value method of accounting for employee stock options has been eliminated. As a result, the fair value of stock options granted to employees in the future will be required to be expensed. The impact on the results of operations of the Company will be dependent on the number of options granted and the fair value of those options. For the Company, FASB 123R will be effective January 1, 2006.

The Company is evaluating the impact of adopting SFAS 123R and expects that it will record substantial non-cash stock compensation expenses. The adoption of SFAS 123R is not expected to have a significant effect on the Company's financial condition or cash flows but is expected to have a significant effect on the Company's results of operations. The future impact of the adoption of SFAS 123R cannot be predicted at this time because it will depend on the levels of share-based payments granted by the Company in the future. However, had the Company adopted SFAS 123R in prior periods, the impact of the standard would have approximated the impact of SFAS 123 as described in the pro forma net loss attributable to common shareholders included in the Stock-Based Compensation policy footnote.

NOTE 4. NOTES PAYABLE

Notes payable at March 31, 2005 and December 31, 2004 consist of the following:


                                                                              2005                              2004
                                                                  -----------------------------     ----------------------------
                                                                   Short Term       Long Term         Short Term     Long Term
Note payable to related party bearing interest at 5%,
   principal and any upaid interest due September 30, 2009,
   secured by a security interest in the assets and
   intellectual property of the Company; interest
   only payments commence September 1, 2004;
   principal and interest payments commence
   October 1, 2005                                                $     54,449     $    490,041     $     27,224    $    517,266

Note payable to investors bearing interest at 7.5%
   principal and interest due February 13, 2006, unsecured             220,000               --               --         220,000

Note payable to investors bearing interest at 7.5%
   principal and interest due March 2, 2006, unsecured                 150,000               --               --         150,000

Note payable to investors bearing interest at 7.5%
   principal and interest due March 9, 2006, unsecured                 150,000               --               --         150,000

Note payable to Phoebe Holdings, Inc. at 7.5%,
   principal and interest due May 1, 2005, unsecured                    87,500               --          100,000              --
                                                                  ------------     ------------     ------------    ------------

                                                                       661,949          490,041          127,224       1,037,266

   Less: unamortized debt discount                                     (25,083)              --           (5,000)        (30,333)
                                                                  ------------     ------------     ------------    ------------

   Total notes payable                                            $    636,866     $    490,041     $    122,224    $  1,006,933
                                                                  ============     ============     ============    ============


During February and March 2004, in conjunction with the 7.5% senior subordinated notes payable to investors, the Company issued 520,000 shares of common stock. These shares were valued at $0.10 per share resulting in a total fair value of $52,000. This amount was recorded as debt discount and is being amortized as a component of interest expense over the life of the notes (two-years).

In November 2004, in conjunction with the 7.5% senior subordinated note payable to Phoebe Holdings, Inc., the Company issued 50,000 shares of common stock. These shares were valued at $0.15 per share resulting in a total fair value of $7,500. This amount was recorded as debt discount and is being amortized as a component of interest expense over the life of the note (six months).

Future maturities of notes payable at March 31, 2005 are as follows:

                    2005                $    661,949
                    2006                     108,898
                    2007                     108,898
                    2008                     108,898
                    2009                     108,898
                    2010                      54,449
                                        ------------
                    Total               $  1,151,990
                                        ============

NOTE 5.  DEFERRED FINANCING FEES

Deferred financing fees related to the notes payable to investors are amortized on a straight-line basis over the term of the related notes payable which is two years.

NOTE 6. SHAREHOLDERS' DEFICIT

From January 1, 2005 through March 31, 2005, and pursuant to a Consulting Agreement with a related party, Gryphon Financial Securities Corporation, Inc. (the Placement Agent), the Company received funds through a private placement (the Placement). The Company issued an aggregate of 859,091 shares of Series B preferred stock, with a $1.10 per share stated value, initially convertible into one share of the Company's common stock, par value $.001 per share, for net proceeds of approximately $847,000. The Placement Agent and the investors in the financing received warrants to purchase an aggregate of 204,546 shares of common stock at an exercise price of $1.25 per share for each $5.00 of Series B preferred stock purchased, with 32,727 warrants issued to the Placement Agent and 171,819 warrants issued to the investors. These warrants expire in January through March of 2010. After allocating a portion of the net proceeds received to the fair value of the warrants received, it was determined that a beneficial conversion feature existed to the purchasers of the Series B preferred stock at the time of issuance. Accordingly, a beneficial conversion amount totaling $198,401 was recorded to additional paid-in-capital with a corresponding amount immediately classified as a deemed dividend since the Series B preferred stock was immediately convertible into shares of the Company's common stock.

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

Note 7.  SUBSEQUENT EVENTS

Subsequent to March 31, 2005, and pursuant to the Agreement with the Placement Agent, the Company received additional funds through a Private Placement of its Series B preferred stock . Total gross proceeds from April 1, 2005 through May 5, 2005 were $250,000. The Company paid commissions of 8% and certain expenses of the financing and realized net proceeds of approximately $228,000. The Company issued an aggregate of 227,500 shares of its Series B Convertible Preferred Stock, with a $1.10 per share stated value, initially convertible into one share of the Company's common stock, par value $.001 per share. The investors in the financing received warrants to purchase an aggregate of 45,454 shares of common stock at an exercise price of $1.25 per share. These warrants expire in April through May of 2010.

ITEM 2. MANGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           Forward Looking Statements

This Quarterly Report on Form 10-QSB contains "forward-looking" statements as such term is defined in the Private Securities Litigation Reform Act of 1995 and information relating to the Company that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect" and "intend" and words or phrases of similar import, as they relate to the Company or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein and in other filings made by the company with the Securities and Exchange Commission. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.

OVERVIEW

Management believes that the Company is the leading provider of Internet-based document exchange and e-signature solutions for the healthcare industry. Built with state-of-the art development tools from the Microsoft dotNET development solutions, SecureCARE.net is tailored to the needs of physicians, clinics and home healthcare, hospice and durable medical equipment providers. These end-to-end solutions offer a revolutionary approach to accessing information and managing time-consuming forms and authorizations. SecureCARE's easy to use technology eliminates paper, while enhancing the physicians ability to capture fees for otherwise unbilled time and services, uniquely and directly impacting the physicians revenue. SecureCARE.net is a highly secure, HIPAA-ready tracking and reporting tool that streamlines operations while providing physicians with additional revenue opportunities. The Company markets its services to customers throughout the United States, currently operating from its Austin, Texas-based corporate headquarters.

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

In its efforts to significantly grow revenue, the Company is building a national network of physicians and providers, enabled with Internet-based electronic document exchange and e-signature solutions. The Company has adopted a go-to-market strategy that is focused on implementing large multi-specialty physician groups who refer patients to home health agencies, hospice and durable medical equipment providers. The American Medical Group Association (AMGA), who represents approximately 260 of the nation's largest, most prominent medical groups and 70,000 physicians, has designated SecureCARE Technologies, Inc. as the preferred provider of Internet-based document exchange technology for AMGA members. Physicians will drive demand for the use of SecureCARE.net in the home healthcare industry.

Home health providers who receive patient referrals from physicians implementing the solution are encouraged to sign up due to its many advantages. A healthcare provider's cash flow is dependent upon the receipt of signed physician documents for which the services have already been rendered. Days Sales Outstanding (DSO) is a key metric for all healthcare providers from a cash flow perspective. By implementing SecureCARE.net's enabling technology, management believes that the average document turnaround time can be reduced from 2 - 3 weeks to 2 - 3 days, resulting in a significant reduction in DSO for the healthcare providers, thus improving bottom line cash flow. In addition, we believe that work-flow efficiencies from the implementation will allow the heathcare providers to service a greater number of physician referrals without investing in additional resources. More efficient leverage of the heathcare provider's resources will contribute to improved profitability. In addition, physicians using SecureCARE.net will find it easier to do business with health care providers that use SecureCARE.net. Because the system automatically tracks physicians' Care Plan Oversight (CPO) time for Home Health and Hospice, and Home Healthcare Certification and Recertification, physicians experience a new opportunity to capture lost revenue. Home healthcare providers gain the reward of adding value to their physician relationships thereby increasing their number of physician referrals.

Unlike any other electronic document management system available today, SecureCARE.net gives physician practices a new way to boost profitability, by providing them an automated way to track and bill Medicare for the time spent on CPO for Homecare ($125* per event) and Hospice ($130* per event). In addition, SecureCARE.net tracks Certification ($75* per event) and Re-certification ($57* per event) codes for home healthcare. Most physician practices do not bill for these codes due to their inability to effectively track and manage the paper flow from the homecare providers. These billing codes translate into a significant opportunity for the physician to capture additional revenue. Based on Medicare statistics, management calculated that, on average, when a physician certifies 20 patients a month for homecare and is able to track the care using

SecureCARE.net and submits claims to Medicare, he or she can add approximately $18,000 - $30,000 a year to practice revenue for work he or she is already doing. Adding Re-certifications and CPO billing increases their revenue even more. Now physicians can automatically capture this valuable source of "lost" revenue with SecureCARE.net without doing any more work or adding costly equipment or staff.

* National averages from Medicare 2004

The Company's revenue model currently includes three components: recurring monthly fees by provider location, one time training and setup fees, and integration and customization charges per contract. Providers of home healthcare pay a monthly fee for the use of the SecureCARE application per provider location. SecureCARE.net is offered to physicians at no charge. Management believes the initial market opportunity for SCTI is estimated to be in excess of $223 million dollars per year. This opportunity is further enhanced because the technology platform is complementary and non-competitive to all of the billing and patient management software vendors who serve this potential customer base. These software vendors benefit from having an integrated solution with SecureCARE.net as it enhances their ability to add greater value to their application. Today, integrations have been completed with some of the leading software vendors in home health and DME. The Company is in the process of integrating with others based upon customer demand. Once that process is complete, the software vendor then promotes the software to their customer base.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

The discussion and analysis of our financial condition and results of operations are based on our unaudited financial statements, which have been prepared according to U.S. generally accepted accounting principles. In preparing these financial statements, we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. We evaluate these estimates on an on-going basis. We base these estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We consider the following accounting policies to be the most important to the portrayal of our financial condition and that require the most subjective judgment.

REVENUE RECOGNITION

The Company derives its revenues from the following home healthcare provider sources - recurring monthly service fees, one-time training and set-up fees and integration and customization services as contracted. The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104). SAB 104 generally requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered;
(3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the fee charged for services rendered and the collectibility of those fees. Should changes in conditions cause management to determine these criteria are not met for certain sales, revenue recognized for any reporting period could be adversely affected. In instances when any one of the four criteria is not met, the Company will either defer recognition of the monthly service fees until the criteria are met or will recognize the recurring monthly service fees on a ratable basis.

SOFTWARE AND SOFTWARE DEVELOPMENT COSTS

The Company capitalizes costs related to computer software developed or obtained for internal use in accordance with the American Institute of Certified Public Accountants Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" and depreciates these costs using the straight-line method over the estimated useful life of the software, generally two to three years. SOP 98-1 provides guidance on determining whether computer software is internal-use software and guidance on accounting for proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS 123(R), "Share-Based Payment," which is a revision of SFAS 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion 25, "Accounting for Stock Issued to Employees". SFAS 123(R) focuses primarily on share-based payments for employee services, requiring these payments to be recorded using a fair-value-based method. The use of APB 25's intrinsic value method of accounting for employee stock options has been eliminated. As a result, the fair value of stock options granted to employees in the future will be required to be expensed. The impact on the results of operations of the Company will be dependent on the number of options granted and the fair value of those options. For the Company, FASB 123R will be effective January 1, 2006.

The Company is evaluating the impact of adopting SFAS 123R and expects that it will record substantial non-cash stock compensation expenses. The adoption of SFAS 123R is not expected to have a significant effect on the Company's financial condition or cash flows but is expected to have a significant effect on the Company's results of operations. The future impact of the adoption of SFAS 123R cannot be predicted at this time because it will depend on the levels of share-based payments granted by the Company in the future. However, had the Company adopted SFAS 123R in prior periods, the impact of the standard would have approximated the impact of SFAS 123 as described in the pro forma net loss attributable to common shareholders included in the Stock-Based Compensation policy footnote.

RESULTS OF OPERATIONS

Three months ended March 31, 2005 compared to three months ended March 31, 2004

Revenues for the three months ended March 31, 2005 were $67,768 compared to $33,731 for the three months ended March 31, 2004. This 101 percent increase in sales reflects a significant return on the investments the Company made in 2004 to expand its sales-force and its related sales and marketing activities. This strong marketplace momentum is reflected in the Company's signed and billable home healthcare provider locations, totaling 92 locations at the end of March 2005.

Management believes that revenues will grow significantly over the next twelve to eighteen months if the Company is able to raise the additional capital required to execute its marketing and sales strategy.

Costs of revenues were $190,448 for the three months ended March 31, 2005 compared to $87,742 for the three months ended March 31, 2004. This 117% increase in cost of revenues was primarily attributable to an increase in headcount in the technology and customer support departments, resulting in higher payroll, payroll-related and employee benefits expense for the quarter of approximately $58,000. These investments were made in order to complete the initial development and on-going enhancements and maintenance of the Company's SecureCARE.net application, and to increase the resources deployed within customer support and training to support significant revenue growth during the period. In February 2005, the Company commenced monthly payments on its operating lease for approximately $350,000 in hardware and related software to upgrade its entire production application and corporate infrastructure. This resulted in an increase in operating lease expense of approximately $33,000. Also, in February, 2005, the Company commenced depreciating approximately $170,000 in internal use software development costs, resulting in an increase in depreciation expense in 2005 of $14,000.

Selling, general and administrative expenses were $511,978 for the three months ended March 31, 2005 compared to $307,251 for the three months ended March 31, 2004. This 67% increase in expenses was primarily attributable to an increase in headcount and overall salaries for the three-month period, resulting in higher payroll, payroll-related and employee benefit expenses for the quarter of approximately $139,000. With an increased active customer base, an expanded sales and marketing strategy, and successful fundraising, the Company increased the employee total to position the Company to accomplish management's objectives. The expanded sales force and aggressive marketing strategy attributed to higher marketing expenses and travel and business development expenses of approximately $41,000 and $17,000, respectively, in 2005. Financial consulting expenses increased approximately $14,000, primarily due to the Company's investor relations program that commenced in August, 2004. Other corporate general and administrative expenses, including building rent, legal fees, management consulting and insurance expenses increased $45,000 in 2005. Partially offsetting these higher expenses were lower stock compensation expense of $29,000 and lower stock transfer agent fees of $18,000.

Management expects that operating expenses will increase over the next twelve to eighteen months if the Company is able to raise the additional capital required to make the necessary investments in technology enhancements and in its planned marketing, sales and support programs.

Interest expense for the three months ended March 31, 2005 was $40,511 compared to $20,122 in 2004. Higher interest expense in 2005, of approximately $20,000, primarily resulted from the amortization of the deferred financing fees and the debt discount associated with the debt that was issued in the first quarter of 2004 and a note payable that was issued in November 2004.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities for the three months ended March 31, 2005 and 2004 totaled $652,982 and $520,668, respectively. Increased net uses of cash in 2005 resulted primarily from higher operating expenses due to hiring and expansion of the Company's sales and marketing programs.

Net cash provided by financing activities was $834,444 for the three months ended March 31, 2005 and consisted primarily of the issuance of the Company's Series B Convertible Preferred Stock, offset partially by payments on notes payable. Net cash provided by financing activities was $526,200 for three months ended March 31, 2004 and consisted primarily of borrowings on notes payable.

From January 1, 2005 through March 31, 2005, and pursuant to a Consulting Agreement with a related party, Gryphon Financial Securities Corporation, Inc. (the Placement Agent), the Company received funds through a private placement (the Placement). Gross proceeds of the financing totaled $945,000. The Company paid commissions of 8% (on all but $45,000 of the gross proceeds) and certain expenses of the financing and realized net proceeds of approximately $847,000. During this period, the Company issued an aggregate of 859,091 shares of Series B preferred stock, with a $1.10 per share stated value, initially convertible into one share of the Company's common stock, par value $.001 per share. The Placement Agent and the investors in the financing received warrants to purchase an aggregate of 204,546 shares of common stock at an exercise price of $1.25 per share for each $5.00 of Series B preferred stock purchased, with 32,727 warrants issued to the Placement Agent and 171,819 warrants issued to the investors. These warrants expire in January through March of 2010.

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

The financial statements for the three months ended March 31, 2005 were prepared on the assumption that the Company will continue as a going concern. The Company sustained a net loss of $675,169 for the three months ended March 31, 2005. The Company has accumulated losses through March 31, 2005 of $12,746,486. Cash used in operating activities for the three-month periods ended March 31, 2005 and 2004 totaled $652,982 and $520,668, respectively. Total liabilities at March 31, 2005 of $1,336,472 exceed total assets of $601,167. The Company's continued existence depends upon the success of management's efforts to raise additional capital necessary to meet the Company's obligations as they come due, and to obtain sufficient capital to execute its business plan. The Company intends to obtain capital primarily through issuances of debt or equity. The can be no degree of assurance that the Company will be successful in completing additional financing transactions. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its intended business objectives. The accompanying unaudited financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or classification of liabilities which may result from the inability of the Company to continue as a going concern.

RELATED PARTY TRANSACTIONS

As of March 31, 2005 and 2004, the Company had principal amounts of $544,490 and $610,490, respectively, in notes payable to a related party, Gryphon Opportunities Fund I, LLC. During the three-month periods ended March 31, 2005 and 2004, there were no principal repayments on these notes payable.

At March 31, 2005, the required monthly interest payments on these notes payable, due to commence on September 1, 2004, were not made by the Company to Gryphon Opportunities Fund I, LLC. Gryphon Opportunities Fund I, LLC waived the Company's non-compliance with the terms of the note payable agreements as of March 31, 2005 and through April 1, 2006.

ITEM 3. CONTROLS AND PRODCECURES

Members of our management, including Neil Burley, our Chief Financial Officer and Principal Accounting and Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of March 31, 2005, the end of the period covered by this report. Based upon that evaluation, Mr. Burley concluded that our disclosure controls and procedures are effective.

INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph
(d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings

On April 7, 2005 a lawsuit was filed by Norman K. Best, a former officer of the Company, against SecureCARE Technologies, Inc. The lawsuit is identified as cause number GN501073 and was filed in the 353rd Judicial District Court of Travis County, Texas as "Norman K. Best versus SecureCARE Technologies, Inc." The lawsuit alleges that the Company breached the terms of its agreements with Mr. Best by failing to tender 50,000 shares of common stock of SecureCARE Technologies, Inc. which were granted to him. The Company responded to this lawsuit on May 13, 2005, by filing a general denial, denying all the allegations raised by the Plaintiff.

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

32.2     Certification of the Chief Financial Officer pursuant to 18 U.S.C
         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


b)       REPORTS ON FORM 8-K

         None.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SecureCare Technologies, Inc.
                                       (Registrant)

Date:  May 13, 2005                    By: /s/ ROBERT WOODROW
                                           -------------------------------------
                                           Robert Woodrow
                                           President, Chief Executive Officer
                                           And Director


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


NAME                           TITLE
/s/ ROBERT WOODROW             President, Chief Executive     Date: May 13, 2005
---------------------------    Officer and Director
Robert Woodrow


/s/ NEIL BURLEY                Chief Financial Officer        Date: May 13, 2005
---------------------------    (Principal Financial and
Neil Burley                    Accounting Officer)