Form 10QSB
period 2005-06-30
SECURECARE TECHNOLOGIES INC
filed 2005-08-15
CIK 18530

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended June 30, 2005


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


                                   82-0255758
                      (I.R.S. Employer Identification No.)
                      ------------------------------------


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

As of July 31, 2005, there were 20,004,000 shares of Common Stock, $.001 par value of the registrant issued and outstanding.

Transitional Small Business Disclosure Format (check one) YES [ ] NO [X]

                          SECURECARE TECHNOLOGIES, INC.
                                   FORM 10-QSB
                                    CONTENTS

                                                                          Page
                                                                           No.
                                                                          ----
PART I          FINANCIAL INFORMATION

  Item 1.   Financial Statements

            Balance Sheets at June 30, 2005(unaudited) and
            December 31, 2004                                               2

            Statements of Operations (unaudited) for the three months
            ended June 30, 2005 and 2004                                    3

            Statements of Operations (unaudited) for the six months
            ended June 30, 2005 and 2004                                    4

            Statements of Cash Flows (unaudited) for the six months
            ended June 30, 2005 and 2004                                    5

            Notes to Interim Financial Statements (unaudited)               6

  Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                      10

  Item 3.   Controls and Procedures                                        17


PART II         OTHER INFORMATION

  Item 1.   Legal Proceedings                                              17

  Item 2.   Changes in Securities and Use of Proceeds                      17

  Item 3.   Defaults Upon Senior Securities                                17

  Item 4.   Submission of Matters to a Vote of Security Holders            17

  Item 5.   Other Information                                              17

  Item 6.   Exhibits and Reports on Form 8-K                               17


SIGNATURES                                                                 18

CERTIFICATIONS                                                             19


                          SECURECARE TECHNOLOGIES, INC.
                                 BALANCE SHEETS
                 JUNE 30, 2005 (UNAUDITED) and DECEMBER 31, 2004

                                     ASSETS
                                     ------

                                                                             2005            2004
                                                                         ------------    ------------
                                                                         (Unaudited)
Current assets
  Cash and cash equivalents                                              $      3,195    $     50,847
  Accounts receivable - trade, net of allowance for doubtful
    accounts of $11,000                                                        65,644          25,537
  Deposits - current portion                                                   62,358              --
  Prepaid expenses                                                              3,788          26,513
                                                                         ------------    ------------
       Total current assets                                                   134,985         102,897

Property and equipment, net of accumulated depreciation
  and amortization $318,741 and $283,076, respectively                        136,570         172,236
Deferred financing fees, net of accumulated amortization
  of $61,038 and $40,949, respectively                                         23,508          43,597
Deposits                                                                       68,210         130,568
                                                                         ------------    ------------

       Total assets                                                      $    363,273    $    449,298
                                                                         ============    ============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT
                      -------------------------------------

Current Liabilities
  Current portion of notes payable, including $81,674 and
    $27,224 to a related party, respectively, net of debt
    discount of $17,333 and $5,000, respectively                         $    647,841    $    122,224
  Accounts payable - trade                                                    167,163          96,732
  Accrued payroll tax liabilities                                             102,443          47,444
  Deferred revenue                                                             15,002              --
  Other accrued liabilities                                                   213,795          83,045
                                                                         ------------    ------------
       Total current liabilities                                            1,146,244         349,445

Notes payable, less current portion including $462,817 and
  $517,266 to related parties, respectively, net of debt
  discount of $0 and $30,333, respectively                                    462,817       1,006,933

Commitments and contingencies

Shareholders' deficit
  Preferred stock - $0.001 par value; 15,000,000 shares authorized:
    Series A preferred stock - 1,955,000 shares issued and outstanding
      (liquidation preference of $1.00 per share)                               1,955           1,955
    Series B preferred stock - 1,381,818 and 181,818 shares issued and outstanding, respectively
      (liquidation preference of $1.10 per share)                               1,382             182
    Common stock - $0.001 par value;  50,000,000 shares authorized,
       20,004,000 shares issued and outstanding                                20,004          20,004
    Additional paid-in capital                                             12,337,453      10,945,695
    Receivable for the purchase of equity                                      (2,000)         (2,000)
    Accumulated deficit                                                   (13,604,582)    (11,872,916)
                                                                         ------------    ------------
       Total shareholders' deficit                                         (1,245,788)       (907,080)
                                                                         ------------    ------------

       Total liabilities and shareholders' deficit                       $    363,273    $    449,298
                                                                         ============    ============

The accompanying notes are an integral part of these financial statements.


                          SECURECARE TECHNOLOGIES, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)
                For the Three Months Ended June 30, 2005 and 2004

                                                                    2005           2004
                                                                ------------   ------------
Revenues                                                        $     90,336   $     52,241

Operating expenses
   Cost of revenues                                                  246,115         97,428
   Selling, general and administrative                               659,326        372,264
                                                                ------------   ------------

   Operating loss                                                   (815,105)      (417,451)

Other income (expense)
    Other                                                                 --          3,300
    Interest expense                                                 (36,627)       (39,494)
                                                                ------------   ------------

   Net loss                                                         (851,732)      (453,645)
   Deemed dividend upon issuance of convertible common stock          (6,364)            --
                                                                ------------   ------------

    Net loss available to common shareholders                   $   (858,096)  $   (453,645)
                                                                ============   ============

Net loss per common share - basic and diluted                   $      (0.04)  $      (0.02)
                                                                ============   ============
Weighted average number of common shares outstanding -
  basic and diluted                                               20,004,000     19,715,934
                                                                ============   ============

The accompanying notes are in integral part of these financial statements.


                          SECURECARE TECHNOLOGIES, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)
                 For the Six Months Ended June 30, 2005 and 2004

                                                                         2005           2004
                                                                     ------------   ------------
Revenues                                                             $    158,104   $     85,972

Operating expenses
   Cost of revenues                                                       436,563        185,170
   Selling, general and administrative                                  1,171,304        679,515
                                                                     ------------   ------------

   Operating loss                                                      (1,449,763)      (778,713)

Other income (expense)
    Other                                                                      --          8,494
    Interest expense                                                      (77,138)       (59,616)
                                                                     ------------   ------------

   Net loss                                                            (1,526,901)      (829,835)
   Deemed dividend upon issuance of convertible preferred stock          (204,765)            --
                                                                     ------------   ------------

  Net loss available to common shareholders                          $ (1,731,666)  $   (829,835)
                                                                     ============   ============

Net loss per common share - basic and diluted                        $      (0.09)  $      (0.04)
                                                                     ============   ============
Weighted average number of common shares outstanding -
  basic and diluted                                                    20,004,000     19,288,681
                                                                     ============   ============

The accompanying notes are an integral part of these financial statements.


                          SECURECARE TECHNOLOGIES, INC.
                       STATEMENTS OF CASH FLOWS (UNAUDITED)
                 For the Six Months Ended June 30, 2005 and 2004

                                                                    2005           2004
                                                                ------------   ------------
Cash flows from operating activities
   Net loss                                                     $ (1,526,901)  $   (829,835)
   Adjustments to reconcile net loss to net cash used
     in operating activities:
       Depreciation and amortization                                  35,666          2,593
       Bad debt expense                                                7,985             --
       Common stock issued for directors compensation                     --          2,850
       Amortization of deferred compensation                              --         40,096
       Amortization of deferred financing fees                        20,089         16,669
       Amortization of debt discount                                  18,000          8,667
      Increases and decreases in working capital accounts:
       Accounts receivable - trade                                   (48,092)        (8,838)
       Prepaid expenses                                               22,725             --
       Other current assets                                               --         (2,351)
       Deferred financing fees                                            --        (71,975)
       Deferred revenue                                               15,002             --
       Other assets                                                       --          5,851
       Accounts payable - trade                                       70,431       (126,153)
       Accrued liabilities                                           185,749         61,147
                                                                ------------   ------------
            Cash flows used in operating activities               (1,199,346)      (901,279)

Cash flows from investing activities
   Purchases of property and equipment                                    --         (2,484)
   Capitalized software development costs                                 --        (80,000)
                                                                ------------   ------------
            Cash flows used in investing activities                       --        (82,484)

Cash flows from financing activities
   Borrowings on notes payable                                            --        594,800
   Payments on notes payable                                         (36,499)      (140,800)
   Proceeds from issuance of preferred stock                       1,188,193      1,201,454
                                                                ------------   ------------
       Cash flows provided by financing activities                 1,151,694      1,655,454

Net increase in cash and cash equivalents                            (47,652)       671,691

Cash and cash equivalents, beginning of period                        50,847          2,500
                                                                ------------   ------------

Cash and cash equivalents, end of period                        $      3,195   $    674,191
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

BASIS OF PRESENTATION

The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the financial information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Results of operations for the six-month period ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.

GOING CONCERN

The financial statements for the six months ended June 30, 2005 were prepared on the assumption that the Company will continue as a going concern. The Company sustained a net loss of $1,526,901 for the six months ended June 30, 2005. The Company has accumulated losses through June 30, 2005 of $13,604,582. Cash used in operating activities for the six-month periods ended June 30, 2005 and 2004 totaled $1,199,346 and $901,279, respectively. Total liabilities at June 30, 2005 of $1,609,061 exceed total assets of $363,273. The Company's continued existence depends upon the success of management's efforts to raise additional capital necessary to meet the Company's obligations as they come due, and to obtain sufficient capital to execute its business plan. The Company intends to obtain capital primarily through issuances of debt or equity. There can be no degree of assurance that the Company will be successful in completing additional financing transactions. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its intended business objectives. The accompanying unaudited financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or classification of liabilities which may result from the inability of the Company to continue as a going concern.

NOTE 2.  SUMMARY OF SIGNFICANT ACCOUNTING PRINCIPLES

REVENUE RECOGNITION

The Company derives its revenues from the following home healthcare provider sources - recurring monthly service and maintenance fees, one-time training and set-up fees and integration and customization services as contracted. The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104). SAB 104 generally requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the fee charged for services rendered and the collectibility of those fees. Should changes in conditions cause management to determine these criteria are not met for certain sales, revenue recognized for any reporting period could be adversely affected. In instances when any one of the four criteria is not met, the Company will either defer recognition of the monthly service fees until the criteria are met or will recognize the recurring monthly service fees on a ratable basis. Recognition of revenue resulting from one-time training and set up fees, which are billed upfront, is deferred and amortized over the life of the corresponding arrangements and is included in deferred revenue in the accompanying financial statements.

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

Had the Company determined compensation based on the fair value at the grant date for its stock options under SFAS No. 123, as amended by SFAS No. 148, net loss, and loss per share would have been changed, as indicated below:

                                                       Six months     Six months    Three months    Three months
                                                          ended          ended         ended          ended
                                                        June 30,       June 30,       June 30,       June 30,
                                                          2005           2004           2005           2004
                                                      ------------   ------------   ------------   ------------
Net loss attributable to common stockholders,
   as reported                                        $ (1,731,666)  $   (829,835)  $   (858,096)  $   (453,645)
Add: Stock-based employee compensation
   expense included in reported in net loss                     --             --             --             --
Deduct: Stock-based employee compensation expense
   determined under fair value based method               (333,513)            --       (205,439)            --
                                                      ------------   ------------   ------------   ------------
Pro forma net loss                                    $ (2,065,179)  $   (829,835)  $ (1,063,535)  $   (453,645)
                                                      ============   ============   ============   ============
Net loss per share -- Basic and diluted:
   As reported                                        $       (.09)  $       (.04)  $       (.04)  $      (0.02)
                                                      ============   ============   ============   ============
   Pro forma                                          $       (.10)  $       (.04)  $       (.05)  $      (0.02)
                                                      ============   ============   ============   ============

Compensation cost is reflected over the options' vesting period of 2 years with the exception of stock options granted to directors totaling 200,000 options of which 50% vest immediately and 50% vest one year from the grant date.

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

COMMITMENTS AND CONTINGENCIES

On April 7, 2005 a lawsuit was filed by Norman K. Best, a former officer of the Company, against SecureCARE Technologies, Inc. The lawsuit is identified as cause number GN501073 and was filed in the 353rd Judicial District Court of Travis County, Texas as "Norman K. Best versus SecureCARE Technologies, Inc." The lawsuit alleges that the Company breached the terms of its agreements with Mr. Best by failing to tender 50,000 shares of common stock of SecureCARE Technologies, Inc. which were granted to him. The Company responded to this lawsuit on May 13, 2005, by filing a general denial, denying all the allegations raised by the Plaintiff. On July 8, 2005, the Company filed a series of responses to the plaintiff's request for admission. Although no loss can be estimated in regard to this lawsuit we do not believe that the outcome of this matter will have a material effect on our financial position, operating results or cash flows. However, there can be no assurance that this legal proceeding will not have a material impact.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Financial Statements and the reported amount of revenues and expenses during the reporting period. The Company's most significant estimates relate to revenue recognition, capitalization of software development costs, assessing impairment, and depreciation of fixed assets. Actual results could differ from these estimates.

NOTE 3. NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS 123(R), "Share-Based Payment," which is a revision of SFAS 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion 25, "Accounting for Stock Issued to Employees". SFAS 123R focuses primarily on share-based payments for employee services, requiring these payments to be recorded using a fair-value-based method. The use of APB 25's intrinsic value method of accounting for employee stock options has been eliminated. As a result, the fair value of stock options granted to employees in the future will be required to be expensed. The impact on the results of operations of the Company will be dependent on the number of options granted and the fair value of those options. The Company will adopt FASB 123R effective January 1, 2006.

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


NOTE 4. NOTES PAYABLE

Notes payable consist of the following:

                                                                          June 30,                   December 31,
                                                                            2005                         2004
                                                                ---------------------------   ---------------------------
                                                                 Short Term     Long Term      Short Term     Long Term
                                                                ------------   ------------   ------------   ------------
Note payable to related party bearing interest at 5%,
      principal and interest due September 30, 2010, secured
     by the assets and intellectual property of the Company;
     interest payments only commence on September 1, 2004;
     monthy principal payments of $9,075 commence
     on October 1, 2005                                         $     81,674   $    462,817   $     27,224   $    517,266

Note payable to investors bearing interest at 7.5%
     principal and interest due February 13, 2006, unsecured         220,000             --             --        220,000

Note payable to investors bearing interest at 7.5%
     principal and interest due March 2, 2006, unsecured             150,000             --             --        150,000

Note payable to investors bearing interest at 7.5%
     principal and interest due March 9, 2006, unsecured             150,000             --             --        150,000

Note payable to Phoebe Holdings, Inc. at 7.5%,
     principal and interest due May 1, 2005, unsecured                63,500             --        100,000             --
                                                                ------------   ------------   ------------   ------------

                                                                     665,174        462,817        127,224      1,037,266

     Less: unamortized debt discount                                 (17,333)            --         (5,000)       (30,333)
                                                                ------------   ------------   ------------   ------------

     Total notes payable                                        $    647,841   $    462,817   $    122,224   $  1,006,933
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

In November 2004, in conjunction with the 7.5% senior subordinated note payable to Phoebe Holdings, Inc., the Company issued 50,000 shares of common stock. These shares were valued at $0.15 per share resulting in a total fair value of $7,500. This amount was recorded as debt discount and is being amortized as a component of interest expense over the life of the note (six months). Future maturities of notes payable at June 30, 2005 are as follows:

              2005                $  665,174
              2006                   108,898
              2007                   108,898
              2008                   108,898
              2009                   108,898
              2010                    27,225
                                  ----------
              Total               $1,127,991
                                  ==========

NOTE 5.  DEFERRED FINANCING FEES

Deferred financing fees related to the notes payable to investors are amortized on a straight-line basis over the term of the related notes payable which is two years.

NOTE 6. SHAREHOLDERS' DEFICIT

From January 1, 2005 through June 30, 2005, and pursuant to a Consulting Agreement with a related party, Gryphon Financial Securities Corporation, Inc. (the Placement Agent), the Company received funds through a private placement (the Placement). The Company issued an aggregate of 1,200,000 shares of Series B preferred stock, with a $1.10 per share stated value, initially convertible into one share of the Company's common stock, par value $.001 per share, for net proceeds of approximately $1,188,000. The Placement Agent and the investors in the financing received warrants to purchase an aggregate of 272,727 shares of common stock at an exercise price of $1.25 per share for each $5.00 of Series B preferred stock purchased, with 32,727 warrants issued to the Placement Agent and 240,000 warrants issued to the investors. These warrants expire in January through June of 2010. After allocating a portion of the net proceeds received to the fair value of the warrants received, it was determined that a beneficial conversion feature existed to the purchasers of the Series B preferred stock at the time of issuance. Accordingly, a beneficial conversion amount totaling $204,765 was recorded to additional paid-in-capital with a corresponding amount immediately classified as a deemed dividend since the Series B preferred stock was immediately convertible into shares of the Company's common stock.

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

NOTE 7.  SUBSEQUENT EVENTS

Subsequent to June 30, 2005, and pursuant to the agreement with the Placement Agent, the Company received additional funds through a Private Placement of its Series B preferred stock . Total gross and net proceeds from July 1, 2005 through July 31, 2005 were $50,000. The Company issued an aggregate of 45,455 shares of its Series B Convertible Preferred Stock, with a $1.10 per share stated value, initially convertible into one share of the Company's common stock, par value $.001 per share. The investor in the financing received warrants to purchase an aggregate of 9,091 shares of common stock at an exercise price of $1.25 per share. These warrants expire in July of 2010.

Subsequent to June 30, 2005 and through August 9, 2005, the Company issued a series of short-term notes payable totaling $500,000 to effect a bridge financing. On all but $100,000 of the notes payable issued, the following terms were granted to the note holders:

The principal amount together with interest at the rate of One (1%) per cent per month will be paid on the maturity date - a date which is the earlier of: (i) ninety days from the date of the note or (ii) the date on which the Company receives net proceeds of no less than $2,000,000 from a debt or equity financing. On or prior to the maturity date, the holder may, in writing, no less than one week prior to the maturity date, elect to convert the total principle amount and accrued interest due on the note to equity (the "Conversion Option") at a conversion price equal to the price established and approved by the Board of Directors on the next round of debt or equity financing. In the event the principal and interest remain unpaid after ninety days from the date of the note, the interest rate will increase to one and one-half (1.5) percent per month as long as any portion of the note is outstanding. If the holder of the note elects the Conversion Option, the holder will forfeit his right to receive the additional one-half (0.5) percent interest that is to accrue after the maturity date, if the note is not repaid.

On July 27, 2005, the Company issued a 30 day note payable with interest at a flat rate of 2.5% in the amount of $50,000 and a 60 day note payable with interest at a flat rate of 10% in the amount of $50,000.

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

The Company's revenue model currently includes three components: recurring monthly fees by provider location, one time training and setup fees, and integration and customization charges per contract. Providers of home healthcare pay a monthly fee for the use of the SecureCARE application per provider location. SecureCARE.net is offered to physicians at no charge. Management believes the initial market opportunity for SCTI, focusing on the home health care, hospice and durable medical equipment opportunity, is estimated to be in excess of $223 million dollars per year. This represents approximately 10% of the total opportunity estimated to be $2.5 billion. This opportunity is further enhanced because the technology platform is complementary and non-competitive to all of the billing and patient management software vendors who serve this potential customer base. These software vendors benefit from having an integrated solution with SecureCARE.net as it enhances their ability to add greater value to their application. Today, integrations have been completed with some of the leading software vendors in home health and DME. The Company is in the process of integrating with others based upon customer demand. Once that process is complete, the software vendor then promotes the software to their customer base.

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


REVENUE RECOGNITION

The Company derives its revenues from the following home healthcare provider sources - recurring monthly service and maintenance fees, one-time training and set-up fees and integration and customization services as contracted. The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104). SAB 104 generally requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the fee charged for services rendered and the collectibility of those fees. Should changes in conditions cause management to determine these criteria are not met for certain sales, revenue recognized for any reporting period could be adversely affected. In instances when any one of the four criteria is not met, the Company will either defer recognition of the monthly service fees until the criteria are met or will recognize the recurring monthly service fees on a ratable basis. Recognition of revenue resulting from one-time training and set up fees, which are billed upfront, is deferred and amortized over the life of the corresponding arrangements and is included in deferred revenue in the accompanying financial statements.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS 123(R), "Share-Based Payment," which is a revision of SFAS 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion 25, "Accounting for Stock Issued to Employees". SFAS 123(R) focuses primarily on share-based payments for employee services, requiring these payments to be recorded using a fair-value-based method. The use of APB 25's intrinsic value method of accounting for employee stock options has been eliminated. As a result, the fair value of stock options granted to employees in the future will be required to be expensed. The impact on the results of operations of the Company will be dependent on the number of options granted and the fair value of those options. The Company will adopt FASB 123R effective January 1, 2006.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2005 compared to three months ended June 30, 2004

Revenues for the three months ended June 30, 2005 were $90,336 compared to $52,241 for the three months ended June 30, 2004. This 73 percent increase in sales reflects a significant return on the investments the Company made in the latter part of 2004 and in 2005 to expand its sales-force and its related sales and marketing activities. This strong marketplace momentum is reflected in the Company's signed and billable home healthcare provider locations, totaling 125 locations at the end of June 2005. The Company billed $16,259 in up-front, one-time training and set up fees, recognizing revenue of $1,257 and deferring revenue of $15,002 to be amortized over the life of the corresponding arrangements.

Management believes that revenues will grow significantly over the next twelve to eighteen months if the Company is able to raise the additional capital required to execute its marketing and sales strategy.

Costs of revenues were $246,115 for the three months ended June 30, 2005 compared to $97,428 for the three months ended June 30, 2004. This 153% increase in cost of revenues was primarily attributable to an increase in headcount in the technology and customer support departments, resulting in higher payroll, payroll-related and employee benefits expense for the quarter of approximately $80,200. These investments were made in order to complete the initial development and on-going enhancements and maintenance of the Company's SecureCARE.net application, and to increase the resources deployed within customer support and training to support significant revenue growth during the period. In February 2005, the Company entered into an operating lease for hardware and related software to upgrade its entire production application and corporate infrastructure. This resulted in an increase in operating lease expense of approximately $49,000. Also, in February, 2005, the Company completed development of approximately $170,000 in internal use software, resulting in an increase in amortization expense in 2005 of $21,250.

Selling, general and administrative expenses were $659,326 for the three months ended June 30, 2005 compared to $372,264 for the three months ended June 30, 2004. This 77% increase in expenses was primarily attributable to an increase in headcount and overall salaries for the three-month period, resulting in higher payroll, payroll-related, employee benefit and recruiting expenses for the quarter of approximately $186,000. With an increased active customer base, an expanded sales and marketing strategy, and successful fundraising, the Company increased the employee total to position the Company to accomplish management's objectives. The expanded sales force and aggressive marketing strategy attributed to higher travel and business development expenses of approximately $38,000 in 2005. Financial consulting expenses increased approximately $22,000, primarily due to the Company's investor relations program that commenced in August, 2004. Other corporate general and administrative expenses, including building rent, legal fees, management and technology consulting and insurance expenses increased $47,000 in 2005. Partially offsetting these higher expenses were lower stock compensation expense of $14,200 and lower legal fees of $9,000.

Management expects that operating expenses will increase over the next twelve to eighteen months if the Company is able to raise the additional capital required to make the necessary investments in technology enhancements and in its planned marketing, sales and support programs.

Interest expense for the three months ended June 30, 2005 was $36,627 compared to $39,494 in 2004. Lower interest expense in 2005, of approximately $2,900, primarily resulted completion of the amortization of the deferred financing fees and the debt discount associated with the debt that was issued in the first quarter of 2004 and a note payable that was issued in November 2004.

Six months ended June 30, 2005 compared to six months ended June 30, 2004

Revenues for the six months ended June 30, 2005 were $158,104 compared to $85,972 for the six months ended June 30, 2004. This 84 percent increase in sales reflects a significant return on the investments the Company made in the latter part of 2004 and in 2005 to expand its sales-force and its related sales and marketing activities. This strong marketplace momentum is reflected in the Company's signed and billable home healthcare provider locations, totaling 125 locations at the end of June 2005. In April through June of 2005 the Company billed $16,259 in up-front, one-time training and set up fees, recognizing revenue of $1,257 and deferring revenue of $15,002 to be amortized over the life of the corresponding arrangements.

Management believes that revenues will grow significantly over the next twelve to eighteen months if the Company is able to raise the additional capital required to execute its marketing and sales strategy.

Costs of revenues were $436,563 for the six months ended June 30, 2005 compared to $185,170 for the six months ended June 30, 2004. This 136% increase in cost of revenues was primarily attributable to an increase in headcount in the technology and customer support departments, resulting in higher payroll, payroll-related and employee benefits expense for the period of approximately $137,726. These investments were made in order to complete the initial development and on-going enhancements and maintenance of the Company's SecureCARE.net application, and to increase the resources deployed within customer support and training to support significant revenue growth during the period. In February 2005, the Company entered into an operating lease for hardware and related software to upgrade its entire production application and corporate infrastructure. This resulted in an increase in operating lease expense of approximately $82,000. Also, in February, 2005, the Company completed development of $170,000 in internal use software, resulting in an increase in amortization expense in 2005 of $34,400.

Selling, general and administrative expenses were $1,171,304 for the six months ended June 30, 2005 compared to $679,515 for the six months ended June 30, 2004. This 72% increase in expenses was primarily attributable to an increase in headcount and overall salaries for the six-month period, resulting in higher payroll, payroll-related, employee benefit and recruiting expenses for the period of approximately $301,000. With an increased active customer base, an expanded sales and marketing strategy, and successful fundraising, the Company increased the employee total to position the Company to accomplish management's objectives. The expanded sales force and aggressive marketing strategy attributed to higher marketing and travel and business development expenses of approximately $50,000 and $55,000, respectively in 2005. Financial consulting expenses increased approximately $35,000, primarily due to the Company's investor relations program that commenced in August, 2004. Other corporate general and administrative expenses, including building rent, management and technology consulting and insurance expenses increased $87,000 in 2005. Partially offsetting these higher expenses were lower stock compensation expense of $43,000 and lower stock transfer agent fees of $18,000.

Management expects that operating expenses will increase over the next twelve to eighteen months if the Company is able to raise the additional capital required to make the necessary investments in technology enhancements and in its planned marketing, sales and support programs.

Interest expense for the six months ended June 30, 2005 was $77,138 compared to $59,616 in 2004. Higher interest expense in 2005, of approximately $18,000, primarily resulted from the amortization of the deferred financing fees and the debt discount associated with the debt that was issued in the first quarter of 2004 and a note payable that was issued in November 2004.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities for the six months ended June 30, 2005 and 2004 totaled $1,199,346 and $901,279, respectively. Increased net uses of cash in 2005 resulted primarily from higher operating expenses due to hiring and expansion of the Company's sales and marketing programs.

Net cash provided by financing activities was $1,151,694 for the six months ended June 30, 2005 and consisted primarily of the issuance of the Company's Series B Convertible Preferred Stock, offset partially by payments on notes payable. Net cash provided by financing activities was $1,655,454 for six months ended June 30, 2004 and consisted primarily of the issuance of the Company's Series A Convertible Preferred Stock and borrowings on notes payable.

From January 1, 2005 through June 30, 2005, and pursuant to a Consulting Agreement with a related party, Gryphon Financial Securities Corporation, Inc. (the Placement Agent), the Company received funds through a private placement (the Placement). The Company issued an aggregate of 1,200,000 shares of Series B preferred stock, with a $1.10 per share stated value, initially convertible into one share of the Company's common stock, par value $.001 per share, for net proceeds of approximately $1,188,000. The Placement Agent and the investors in the financing received warrants to purchase an aggregate of 272,727 shares of common stock at an exercise price of $1.25 per share for each $5.00 of Series B preferred stock purchased, with 32,727 warrants issued to the Placement Agent and 240,000 warrants issued to the investors. These warrants expire in January through June of 2010.

The Company has limited cash resources and intends to raise additional capital through the issuance of debt or equity. The Company believes the additional capital will allow it to continue its marketing efforts in its core products and develop and add new functional enhancements to the browser-based versions of its products. The availability of cash through such resources is not assured and if the Company is not able to raise enough cash, the Company might be forced to limit its operations and marketing activities, or ultimately cease operations. The financial statements for the six months ended June 30, 2005 were prepared on the assumption that the Company will continue as a going concern. The Company sustained a net loss of $1,526,901 for the six months ended June 30, 2005. The Company has accumulated losses through June 30, 2005 of $13,604,582. Cash used in operating activities for the six-month periods ended June 30, 2005 and 2004 totaled $1,199,346 and $901,279, respectively. Total liabilities at June 30, 2005 of $1,609,061 exceed total assets of $363,273. The Company's continued existence depends upon the success of management's efforts to raise additional capital necessary to meet the Company's obligations as they come due, and to obtain sufficient capital to execute its business plan. The Company intends to obtain capital primarily through issuances of debt or equity. There can be no degree of assurance that the Company will be successful in completing additional financing transactions. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its intended business objectives. The accompanying unaudited financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or classification of liabilities which may result from the inability of the Company to continue as a going concern.

RELATED PARTY TRANSACTIONS

As of June 30, 2005 and 2004, the Company had principal amounts of $544,490 and $610,490, respectively, in notes payable to a related party, Gryphon Opportunities Fund I, LLC. During the six-month periods ended June 30, 2005 and 2004, there were no principal repayments on these notes payable.

At June 30, 2005, the required monthly interest payments on these notes payable, due to commence on September 1, 2004, were not made by the Company to Gryphon Opportunities Fund I, LLC. Gryphon Opportunities Fund I, LLC waived the Company's non-compliance with the terms of the note payable agreements as of June 30, 2005 and through July 1, 2006.

ITEM 3. CONTROLS AND PRODCECURES

Members of our management, including Neil Burley, our Chief Financial Officer and Principal Accounting and Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of June 30, 2005, the end of the period covered by this report. Based upon that evaluation, Mr. Burley concluded that our disclosure controls and procedures are effective.

INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph
(d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings

On April 7, 2005 a lawsuit was filed by Norman K. Best, a former officer of the Company, against SecureCARE Technologies, Inc. The lawsuit is identified as cause number GN501073 and was filed in the 353rd Judicial District Court of Travis County, Texas as "Norman K. Best versus SecureCARE Technologies, Inc." The lawsuit alleges that the Company breached the terms of its agreements with Mr. Best by failing to tender 50,000 shares of common stock of SecureCARE Technologies, Inc. which were granted to him. The Company responded to this lawsuit on May 13, 2005, by filing a general denial, denying all the allegations raised by the Plaintiff. On July 8, 2005, the Company filed a series of responses to the plaintiff's request for admission. Although no loss can be estimated in regard to this lawsuit we do not believe that the outcome of this matter will have a material effect on our financial position, operating results or cash flows. However, there can be no assurance that this legal proceeding will not have a material impact.

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

                  On May 12, 2005 the Company filed a form 8-K, dated May 10, 2005 reporting under item number 2.02, the results of its operations for the first five months of 2005.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       SecureCare Technologies, Inc.
                                       (Registrant)


Date:  August 15, 2005                 By: /s/ ROBERT WOODROW
                                           -------------------------------------
                                           Robert Woodrow
                                           President, Chief Executive Officer
                                           And Director


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


NAME                       TITLE

/s/ ROBERT WOODROW         President, Chief Executive      Date: August 15, 2005
-----------------------    Officer and Director
Robert Woodrow




/s/ NEIL BURLEY            Chief Financial Officer         Date: August 15, 2005
-----------------------    (Principal Financial and
Neil Burley                Accounting Officer)