Form 10QSB
period 2005-09-30
SECURECARE TECHNOLOGIES INC
filed 2005-11-16
CIK 18530

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For The Quarterly Period Ended September 30, 2005


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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)
                                                                  Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of October 31, 2005, there were 20,004,000 shares of Common Stock, $.001 par value of the registrant issued and outstanding.

Transitional Small Business Disclosure Format (check one) YES [ ] NO [X]

                          SECURECARE TECHNOLOGIES, INC.
                                   FORM 10-QSB
                                    CONTENTS


                                                                        Page No.
                                                                        --------
PART I          FINANCIAL INFORMATION

      Item 1.   Financial Statements

                Balance Sheets at September 30, 2005(unaudited) and
                December 31, 2004                                            2

                Statements of Operations (unaudited) for the three months
                ended September 30, 2005 and 2004                            3

                Statements of Operations (unaudited) for the nine months
                ended September 30, 2005 and 2004                            4

                Statements of Cash Flows (unaudited) for the nine months
                ended September 30, 2005 and 2004                            5

                Notes to Interim Financial Statements (unaudited)            6

      Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations                         11

      Item 3.   Controls and Procedures                                     15


PART II         OTHER INFORMATION

      Item 1.   Legal Proceedings                                           16

      Item 2.   Changes in Securities and Use of Proceeds                   16

      Item 3.   Defaults Upon Senior Securities                             16

      Item 4.   Submission of Matters to a Vote of Security Holders         16

      Item 5.   Other Information                                           16

      Item 6.   Exhibits and Reports on Form 8-K                            16


SIGNATURES                                                                  17

CERTIFICATIONS                                                              18


                          SECURECARE TECHNOLOGIES, INC.
                                 BALANCE SHEETS
              September 30, 2005 (unaudited) and December 31, 2004

                                     ASSETS
                                     ------
                                                                                   2005
                                                                               (Unaudited)         2004
                                                                               ------------    ------------

Current assets
  Cash and cash equivalents                                                    $     34,108    $     50,847
  Accounts receivable - trade, net of allowance for doubtful
  accounts of $11,000                                                                54,486          25,537
  Deposits - current portion                                                         62,358              --
  Prepaid expenses                                                                       --          26,513
                                                                               ------------    ------------
         Total current assets                                                       150,952         102,897

Property and equipment, net of accumulated depreciation of
  $340,115 and $283,076, respectively                                               115,196         172,236
Deferred financing fees, net of accumulated amortization of
  $70,035 and $40,949, respectively                                                  14,511          43,597
Deposits                                                                             68,211         130,568
                                                                               ------------    ------------

         Total assets                                                          $    348,870    $    449,298
                                                                               ============    ============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT
                      -------------------------------------

Current Liabilities
  Current portion of notes payable, including $108,898 and
    $27,224 to a related party, respectively, net of debt
    discount of $10,833 and $5,000, respectively                               $  1,181,565    $    122,224
  Accounts payable - trade                                                          190,885          96,732
  Accrued payroll tax liabilities                                                   142,301          47,444
  Deferred revenue                                                                   19,669              --
  Other accrued liabilities                                                         214,541          83,045
                                                                               ------------    ------------
         Total current liabilities                                                1,748,961         349,445

Notes payable, less current portion including $435,592 and
  $517,266 to related parties, respectively, net of debt
  discount of $4,866 and $30,333, respectively                                      480,726       1,006,933

Commitments and contingencies

Shareholders' deficit
  Preferred stock - $0.001 par value; 15,000,000 shares authorized:
    Series A preferred stock - 1,955,000 shares issued and outstanding
       (liquidation preference of $1.00 per share)                                    1,955           1,955
    Series B preferred stock - 1,427,273 and 181,818 shares issued
       and outstanding (liquidation preference of $1.10 per share)                    1,427             182
    Common stock - $0.001 par value;  50,000,000 shares authorized,
       20,004,000 shares issued and outstanding                                      20,004          20,004
    Additional paid-in capital                                                   12,572,142      10,945,695
    Receivable for the purchase of equity                                            (2,000)         (2,000)
    Accumulated deficit                                                         (14,474,345)    (11,872,916)
                                                                               ------------    ------------
         Total shareholders' deficit                                             (1,880,817)       (907,080)
                                                                               ------------    ------------

         Total liabilities and shareholders' deficit                           $    348,870    $    449,298
                                                                               ============    ============

The accompanying notes are an integral part of these financial statements.


                          SECURECARE TECHNOLOGIES, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)
               For the Three Months Ended September, 2005 and 2004

                                                                         2005           2004
                                                                     ------------   ------------
Revenues                                                             $    108,774   $     65,462

Operating expenses
   Cost of revenues                                                       203,926        131,225
   Selling, general and administrative                                    699,899        476,850
                                                                     ------------   ------------

   Operating loss                                                        (795,051)      (542,613)

Other income (expense)
   Gain on debt settlement                                                     --         14,662
   Interest expense (including $6,644 and $4,430 to a
     related party, respectively)                                         (74,713)       (37,838)
                                                                     ------------   ------------

   Net loss                                                          $   (869,764)  $   (565,789)
                                                                     ============   ============
Net loss per common share -
   basic and diluted                                                 $      (0.04)  $      (0.03)
                                                                     ============   ============
Weighted average number of common shares outstanding -
   basic and diluted                                                   20,004,000     19,734,725
                                                                     ============   ============

The accompanying notes are an integral part of these financial statements.


                          SECURECARE TECHNOLOGIES, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)
              For the Nine Months Ended September 30, 2005 and 2004

                                                                         2005           2004
                                                                     ------------   ------------
Revenues                                                             $    266,878   $    151,434

Operating expenses
   Cost of revenues                                                       640,489        316,395
   Selling, general and administrative                                  1,871,203      1,156,365
                                                                     ------------   ------------

   Operating loss                                                      (2,244,814)    (1,321,326)

Other income (expense)
   Gain on debt settlement                                                     --         14,662
   Other                                                                       --          8,494
   Interest expense (including $19,933 and $4,430 to a
     related party, repsectively)                                        (151,851)       (97,455)
                                                                     ------------   ------------

   Net loss                                                            (2,396,665)    (1,395,625)
   Deemed dividend upon issuance of convertible preferred stock          (204,765)            --
                                                                     ------------   ------------

  Net loss available to common shareholders                          $ (2,601,430)  $ (1,395,625)
                                                                     ============   ============
Net loss per common share -
  basic and diluted                                                  $      (0.13)  $      (0.07)
                                                                     ============   ============
Weighted average number of common shares outstanding -
  basic and diluted                                                    20,004,000     19,528,601
                                                                     ============   ============

The accompanying notes are an integral part of these financial statements.


                          SECURECARE TECHNOLOGIES, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
              For the Nine months ended September 30, 2005 and 2004

                                                               2005           2004
                                                           ------------   ------------
Cash flows from operating activities
    Net (loss)                                             $ (2,396,664)  $ (1,395,625)
    Adjustments to reconcile net loss to net cash used
      in operating activities:
       Depreciation and amortization                             57,040          2,717
       Bad debt expense                                          29,045          4,200
       Common stock issued for directors compensation                --          2,850
       Amortization of deferred compensation                      2,867         50,945
       Amortization of deferred financing fees                   29,086         28,809
       Amortization of debt discount                             24,500         15,167
       Other non-cash interest expense                           23,187             --
    Increases and decreases in working capital accounts:
       Accounts receivable - trade                              (57,994)       (26,648)
       Prepaid expenses                                          26,513             --
       Other current assets                                          (1)       (40,227)
       Deferred financing fees                                       --        (71,975)
       Other assets                                                  --          5,851
       Deferred revenue                                          19,669             --
       Accounts payable - trade                                  94,153        (91,944)
       Accrued liabilities                                      230,166        (23,257)
                                                           ------------   ------------
            Cash used in operating activities                (1,918,433)    (1,539,137)

Cash flows from investing activities
    Purchases of property and equipment                              --         (2,484)
    Capitalization of product development                            --       (110,000)
                                                           ------------   ------------
            Cash used in investing activities                        --       (112,484)

Cash flows from financing activities
    Borrowings on notes payable                                 600,000        594,800
    Payments on notes payable                                   (36,500)      (140,800)
    Capital contribution                                        100,000             --
    Proceeds from issuance of preferred stock                 1,238,194      1,713,615
                                                           ------------   ------------
       Cash provided by financing activities                  1,901,694      2,167,615

Net increase (decrease) in cash and cash equivalents            (16,739)       515,994

Cash and cash equivalents, beginning of period                   50,847          2,500
                                                           ------------   ------------

Cash and cash equivalents, end of period                   $     34,108   $    518,494
                                                           ============   ============

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

BASIS OF PRESENTATION

The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the financial information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Results of operations for the nine-month period ended September 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.

GOING CONCERN

The financial statements for the nine months ended September 30, 2005 were prepared on the assumption that the Company will continue as a going concern. The Company sustained a net loss of $2,396,665 for the nine months ended September 30, 2005. The Company has accumulated losses through September 30, 2005 of $14,474,345. Cash used in operating activities for the nine-month period ended September 30, 2005 totaled $1,918,433. Total liabilities at September 30, 2005 of $2,229,687 exceed total assets of $348,870. The Company's continued existence depends upon the success of management's efforts to raise additional capital necessary to meet the Company's obligations as they come due, and to obtain sufficient capital to execute its business plan. The Company intends to obtain capital primarily through issuances of debt or equity. There can be no degree of assurance that the Company will be successful in completing additional financing transactions. Failure to generate additional revenues, raise additional capital or manage discretionary spending will have a material adverse effect on the Company's ability to continue as a going concern and to achieve its intended business objectives. The accompanying unaudited financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or classification of liabilities which may result from the inability of the Company to continue as a going concern.

NOTE 2.  SUMMARY OF SIGNFICANT ACCOUNTING PRINCIPLES

REVENUE RECOGNITION

The Company derives its revenues from the following home healthcare provider sources - recurring monthly service and maintenance fees, one-time training and set-up fees and integration and customization services as contracted. The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104). SAB 104 generally requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the fee charged for services rendered and the collectibility of those fees. Should changes in conditions cause management to determine these criteria are not met for certain sales, revenue recognized for any reporting period could be adversely affected. In instances when any one of the four criteria is not met, the Company will either defer recognition of the monthly service fees until the criteria are met or will recognize the recurring monthly service fees on a ratable basis. Recognition of revenue resulting from one-time training and set up fees, which is billed upfront, is deferred and amortized over the life of the corresponding arrangements and is included in deferred revenue in the accompanying financial statements.

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

Had the Company determined compensation based on the fair value at the grant date for its stock options under SFAS No. 123, as amended by SFAS No. 148, net loss, and loss per share would have been changed, as indicated below:

                                                       Nine months     Nine months    Three months    Three months
                                                          ended           ended           ended           ended
                                                      September 30,   September 30,   September 30,   September 30,
                                                          2005            2004            2005            2004
                                                      -------------   -------------   -------------   -------------
Net loss attributable to common stockholders,
  as reported                                         $  (2,601,430)  $  (1,395,625)  $    (869,764)  $    (565,789)
Add: Stock-based employee compensation
  expense included in reported in net loss                    2,867          53,795           2,867          10,848
Deduct: Stock-based employee compensation expense
  determined under fair value based method                 (485,510)        (53,795)       (151,997)        (10,848)
                                                      -------------   -------------   -------------   -------------
Pro forma net loss -- attributable to
  common shareholders                                 $  (3,084,073)  $  (1,395,625)  $  (1,018,894)  $    (565,789)
                                                      =============   =============   =============   =============
Net loss per share

  Basic and diluted:
  As reported                                         $        (.13)  $        (.07)  $        (.04)  $       (0.03)
                                                      =============   =============   =============   =============
  Pro forma                                           $        (.15)  $        (.07)  $        (.05)  $       (0.03)
                                                      =============   =============   =============   =============

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

NOTE 3. NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS 123(R), "Share-Based Payment," which is a revision of SFAS 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion 25, "Accounting for Stock Issued to Employees". SFAS 123R focuses primarily on share-based payments for employee services, requiring these payments to be recorded using a fair-value-based method. The use of APB 25's intrinsic value method of accounting for employee stock options will no longer be allowed. As a result, the fair value of stock options granted to employees in the future will be required to be expensed. The impact on the results of operations of the Company will be dependent on the number of options granted and the fair value of those options. The Company will adopt FASB 123R effective January 1, 2006 using the modified prospective method.

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

NOTE 4. NOTES PAYABLE

Notes payable consist of the following:

                                                                               September 30,                 December 31,
                                                                                   2005                          2004
                                                                        --------------------------    --------------------------
                                                                        Short Term      Long Term      Short Term     Long Term
  Note payable to related party bearing interest at 5%,
       matures September 30, 2009, secured by a security
       interest in the assets and intellectual property
       of the Company; interest payments only commence
       September 1, 2004; principal and interest payments
       commence October 1, 2005                                         $   108,898    $   435,592    $    27,224    $   517,266

  Note payable to Phoebe Holdings, Inc. at 7.5%,
       principal and interest due May 1, 2005, unsecured                     63,500             --        100,000             --

  Note payable to investors bearing interest at 10%
       principal and interest due November 27, 2005, unsecured               50,000             --             --             --

  Note payable to investors bearing interest at 12%
       principal and interest due October 28, 2005, unsecured                75,000             --             --             --

  Note payable to investors bearing interest at 12%
       principal and interest due October 29, 2005, unsecured               150,000             --             --             --

  Note payable to investors bearing interest at 12%
       principal and interest due December 2,  2005, unsecured              125,000             --             --             --

  Note payable to investors bearing interest at 12%
       principal and interest due December 4,  2005, unsecured               50,000             --             --             --

  Note payable to investors bearing interest at 12%
       principal and interest due December 15,  2005, unsecured              50,000             --             --             --

  Note payable to investors bearing interest at 7.5%
       principal and interest due February 13, 2006, unsecured              220,000             --             --        220,000

  Note payable to investors bearing interest at 7.5%
       principal and interest due March 2, 2006, unsecured                  150,000             --             --        150,000

  Note payable to investors bearing interest at 7.5%
       principal and interest due March 9, 2006, unsecured                  150,000             --             --        150,000

Convertible bridge note payable bearing interest at 12%
       Principal and interest due October 31, 2006, unsecured                    --         50,000             --             --
                                                                        -----------    -----------    -----------    -----------

                                                                          1,192,398        485,592        127,224      1,037,266

       Less: unamortized debt discount                                      (10,833)        (4,866)        (5,000)       (30,333)
                                                                        -----------    -----------    -----------    -----------
       Total notes payable                                              $ 1,181,565    $   480,726    $   122,224    $ 1,006,933
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

In November 2004, in conjunction with the 7.5% senior subordinated note payable to Phoebe Holdings, Inc., the Company issued 50,000 shares of common stock. These shares were valued at $0.15 per share resulting in a total fair value of $7,500. This amount was recorded as debt discount and was amortized as a component of interest expense over the life of the note (six months).

On July 27, 2005, the Company issued a 60 day note payable to an investor, bearing interest at 10%; effective November 8, 2005, the investor agreed to extend the note an additional 60 days to November 27, 2005.

In September 2005, in conjunction with the 12% convertible bridge notes payable issued pursuant to agreement with Argilus Capital Partners, the Company issued 10,000 warrants to purchase one share of common stock at a price equal to the lesser of 75% of the per share purchase price on the closing date or $0.75 per share. These warrants were valued at $0.487 per warrant resulting in a total fair value of $4,866. This amount was recorded as a debt discount and is being amortized as a component of interest expense over the life of the note (thirteen months). Future maturities of notes payable at September 30, 2005 are as follows:

          2006               $  1,192,398
          2007                    158,898
          2008                    108,898
          2009                    108,898
          2010                    108,898
                             ------------
         Total               $  1,677,990
                             ============

NOTE 5.  DEFERRED FINANCING FEES

Deferred financing fees related to the notes payable to investors are amortized on a straight-line basis over the term of the related notes payable which is two years.

NOTE 6. SHAREHOLDERS' DEFICIT

From January 1, 2005 through September 30, 2005, and pursuant to a Consulting Agreement with a related party, Gryphon Financial Securities Corporation, Inc. (the Placement Agent), the Company received funds through a private placement (the Placement). The Company issued an aggregate of 1,245,455 shares of Series B preferred stock, with a $1.10 per share stated value, initially convertible into one share of the Company's common stock, par value $.001 per share, for net proceeds of approximately $1,238,000. The Placement Agent and the investors in the financing received warrants to purchase an aggregate of 281,818 shares of common stock at an exercise price of $1.25 per share for each $5.00 of Series B preferred stock purchased, with 32,727 warrants issued to the Placement Agent and 249,091 warrants issued to the investors. These warrants expire in January through June of 2010. After allocating a portion of the net proceeds received to the fair value of the warrants received, it was determined that a beneficial conversion feature existed to the purchasers of the Series B preferred stock at the time of issuance. Accordingly, a beneficial conversion amount totaling $204,765 was recorded as a deemed dividend since the Series B preferred stock was immediately convertible into shares of the Company's common stock.

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

On September 16, 2005, in order to provide immediate working capital of $100,000 to the Company, the Company structured a special terms agreement with Gryphon Opportunities Fund, I LLC ("Gryphon"), the majority shareholder of the Company, and four outside investors in which these investors would immediately contribute $100,000 to the Company. In return, Gryphon agreed to contribute 303,031 outstanding common shares to be purchased by these four investors at a purchase price equal to 50% of the closing price of the Company's common stock on that day, which was quoted on the NASD Over the Counter Bulletin Board, at $0.66. In addition, each investor received warrants to purchase common stock, also issued by Gryphon, equal to the number of shares purchased. These warrants have an exercise price of $1.50 per share and a five-year life. This offering was initially limited to $100,000, with a total issuance by Gryphon of 303,031 common stock shares and 303,031 warrants to purchase common stock. The Company recognized a total capital contribution from Gryphon of $100,000.

On September 26, 2005, the holder of a 30-day, $50,000 promissory note agreed to convert the principle, accrued interest and late fees, totaling $53,183 into 110,000 shares of the Company's common stock. Gryphon Opportunities Fund I, LLC, a majority shareholder of the Company, contributed 110,000 shares of common stock to Company, at $0.70 cents per share, effecting a $77,000 capital contribution. The exchange of the note, totaling $53,193 in principle, accrued interest and penalties, into 110,000 shares of common stock of the Company, resulted in the Company's recognition of a deemed interest expense of $23,188.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS 123(R), "Share-Based Payment," which is a revision of SFAS 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion 25, "Accounting for Stock Issued to Employees". SFAS 123(R) focuses primarily on share-based payments for employee services, requiring these payments to be recorded using a fair-value-based method. The use of APB 25's intrinsic value method of accounting for employee stock options will no longer be allowed. As a result, the fair value of stock options granted to employees in the future will be required to be expensed. The impact on the results of operations of the Company will be dependent on the number of options granted and the fair value of those options. The Company will adopt FASB 123R effective January 1, 2006 using the modified prospective method.

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

RESULTS OF OPERATIONS

Three months ended September 30, 2005 compared to three months ended September 30, 2004

Revenues for the three months ended September 30, 2005 were $108,774 compared to $65,462 for the three months ended September 30, 2004. This 66 percent increase in revenue reflects a significant return on the investments the Company made in the latter part of 2004 and in 2005 to expand its sales-force and its related sales and marketing activities. This strong marketplace momentum is reflected in the Company's signed and billable home healthcare provider locations, totaling 136 locations at the end of September 2005.

Management believes that revenues will grow significantly over the next twelve to eighteen months if the Company is able to raise the additional capital required to execute its marketing and sales strategy.

Costs of revenues were $203,926 for the three months ended September 30, 2005 compared to $131,225 for the three months ended September 30, 2004. This 55% increase in cost of revenues was primarily attributable to increased operating lease expense and higher amortization expense. In February 2005, the Company entered into an operating lease for hardware and related software to upgrade its entire production application and corporate infrastructure. This resulted in an increase in operating lease expense of approximately $49,000. Also, in February, 2005, the Company completed development of approximately $170,000 in internal use software, resulting in an increase in amortization expense in 2005 of $21,250.

Selling, general and administrative expenses were $699,899 for the three months ended September 30, 2005 compared to $476,850 for the three months ended September 30, 2004. This 47% increase in expenses was primarily attributable to an increase in headcount and overall salaries for the three-month period, resulting in higher payroll, payroll-related, employee benefit and recruiting expenses for the quarter of approximately $166,000. With an increased active customer base, an expanded sales and marketing strategy, and successful fundraising, the Company increased the employee total to position the Company to accomplish management's objectives. In the third quarter of 2005, the Company incurred approximately $45,000 in penalties and interest that were assessed on payroll taxes owed. Financial consulting expenses increased approximately

$18,000, primarily due to placement agent and financial advisory fees incurred in 2005 and the Company's investor relations program that commenced in August, 2004. Other corporate general and administrative expenses, including building rent, bad debt expense and insurance expenses increased $62,000 in 2005. Partially offsetting these higher expenses were lower legal and related fees of $26,000, lower stock compensation expense of $11,000, lower software consulting expenses of $11,000 and lower stock transfer agent fees of $6,400. In addition, travel and entertainment expenses and employee-related computer costs were $8,000 lower in 2005.

Management expects that operating expenses will increase over the next twelve to eighteen months if the Company is able to raise the additional capital required to make the necessary investments in technology enhancements and in its planned marketing, sales and support programs.

Interest expense for the three months ended September 30, 2005 was $74,713 compared to $37,839 in 2004, primarily due to a higher debt load in 2005. This resulted in higher interest expense of approximately $17,000. In addition, On September 26, 2005, the holder of a 30-day, $50,000 promissory note agreed to convert the principle, accrued interest and late fees, totaling $53,183 into 110,000 shares of the Company's common stock. Gryphon Opportunities Fund I, LLC, a majority shareholder of the Company, contributed 110,000 shares of common stock to Company, at $0.70 cents per share, effecting a $77,000 capital contribution. The exchange of the note, totaling $53,193 in principle, accrued interest and penalties, into 110,000 shares of common stock of the Company, resulted in the Company's recognition of a deemed interest expense of $23,188.

Nine months ended September 30, 2005 compared to nine months ended September 30, 2004

Revenues for the nine months ended September 30, 2005 were $266,878 compared to $151,434 for the nine months ended September 30, 2004. This 76 percent increase in sales reflects a significant return on the investments the Company made in the latter part of 2004 and in 2005 to expand its sales-force and its related sales and marketing activities. This strong marketplace momentum is reflected in the Company's signed and billable home healthcare provider locations, totaling 136 locations at the end of September 2005. In April through September of 2005 the Company billed $25,757 in up-front, one-time training and set up fees, recognizing revenue of $6,088 and deferring revenue of $19,669 to be amortized over the life of the corresponding arrangements.

Management believes that revenues will grow significantly over the next twelve to eighteen months if the Company is able to raise the additional capital required to execute its marketing and sales strategy.

Costs of revenues were $640,489 for the nine months ended September 30, 2005 compared to $316,395 for the nine months ended September 30, 2004. This 102% increase in cost of revenues was primarily attributable to an increase in headcount in the technology and customer support departments, resulting in higher payroll, payroll-related and employee benefits expense for the period of approximately $141,000. These investments were made in order to complete the initial development and on-going enhancements and maintenance of the Company's SecureCARE.net application, and to increase the resources deployed within customer support and training to support significant revenue growth during the period. In February 2005, the Company entered into an operating lease for hardware and related software to upgrade its entire production application and corporate infrastructure. This resulted in an increase in operating lease expense of approximately $131,000. Also, in February, 2005, the Company completed development of $170,000 in internal use software, resulting in an increase in amortization expense in 2005 of $56,000.

Selling, general and administrative expenses were $1,871,203 for the nine months ended September 30, 2005 compared to $1,156,365 for the nine months ended September 30, 2004. This 62% increase in expenses was primarily attributable to an increase in headcount and overall salaries for the six-month period, resulting in higher payroll, payroll-related, employee benefit and recruiting expenses for the period of approximately $495,000. With an increased active customer base, an expanded sales and marketing strategy, and successful fundraising, the Company increased the employee total to position the Company to accomplish management's objectives. The expanded sales force and aggressive marketing strategy attributed to higher marketing and travel and business development expenses of approximately $42,000 and $56,000, respectively in 2005. Financial consulting expenses increased approximately $53,000, primarily due to placement agent and financial advisory fees incurred in 2005 and the Company's investor relations program that commenced in August, 2004. In the third quarter of 2005, the Company incurred approximately $45,000 in penalties and interest that were assessed on payroll taxes owed. Other corporate general and administrative expenses, including building rent, bad debt expense and insurance expenses increased $165,000 in 2005. Partially offsetting these higher expenses were lower stock compensation expense of $54,000, lower legal and related fees of $53,000 and lower software consulting expenses of $11,000.

Management expects that operating expenses will increase over the next twelve to eighteen months if the Company is able to raise the additional capital required to make the necessary investments in technology enhancements and in its planned marketing, sales and support programs.

Interest expense for the nine months ended September 30, 2005 was $151,851 compared to $97,455 in 2004, primarily due to a higher debt load in 2005. This resulted in higher interest expense of approximately $12,000. In addition, On September 26, 2005, the holder of a 30-day, $50,000 promissory note agreed to convert the principle, accrued interest and late fees, totaling $53,183 into 110,000 shares of the Company's common stock. Gryphon Opportunities Fund I, LLC, a majority shareholder of the Company, contributed 110,000 shares of common stock to Company, at $0.70 cents per share, effecting a $77,000 capital contribution. The exchange of the note, totaling $53,193 in principle, accrued interest and penalties, into 110,000 shares of common stock of the Company, resulted in the Company's recognition of a deemed interest expense of $23,188. Also contributing to higher interest expense in 2005 is the amortization of the deferred financing fees and the debt discount associated with the debt that was issued in the first quarter of 2004 and a note payable that was issued in November 2004, totaling approximately $24,000.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities for the nine months ended September 30, 2005 and 2004 totaled $1,918,433 and $1,539,137, respectively. Increased net uses of cash in 2005 resulted primarily from higher operating expenses due to hiring and expansion of the Company's sales and marketing programs.

Net cash provided by financing activities was $1,901,694 for the nine months ended September 30, 2005 and consisted of the issuance of the Company's Series B Convertible Preferred Stock and borrowings on notes payable, offset partially by payments on notes payable. Net cash provided by financing activities was $2,167,615 for the nine months ended September 30, 2004 and consisted primarily of the issuance of the Company's Series A Convertible Preferred Stock and borrowings on notes payable.

From January 1, 2005 through September 30, 2005, and pursuant to a Consulting Agreement with a related party, Gryphon Financial Securities Corporation, Inc. (the Placement Agent), the Company received funds through a private placement (the Placement). The Company issued an aggregate of 1,245,455 shares of Series B preferred stock, with a $1.10 per share stated value, initially convertible into one share of the Company's common stock, par value $.001 per share, for net proceeds of approximately $1,238,000. The Placement Agent and the investors in the financing received warrants to purchase an aggregate of 281,818 shares of common stock at an exercise price of $1.25 per share for each $5.00 of Series B preferred stock purchased, with 32,727 warrants issued to the Placement Agent and 249,091 warrants issued to the investors. These warrants expire in January through July of 2010.

In the third quarter of 2005, the Company issued a series of short-term notes payable totaling $550,000. Of this debt offering, $450,000 was sold through a series of promissory notes with a 90-day term and interest of 1% per month. On the maturity date, each of the note holders have the option to convert the total principle amount and accrued interest due on the promissory note to equity at a conversion price equal to the price established and approved by the Board of Directors on the next round of debt or equity financing. If the principle and interest remain unpaid after 90 days, the interest rate will increase to 1.5% as long as any portion of the note remains outstanding.

The additional $100,000 of this debt offering was structured under separate terms. $50,000 was sold as a 60-day note, with a flat interest rate of 10% to be paid at the end of the term. If the principle and interest remain unpaid for 10 days or more following the end of the term, an additional late penalty equivalent to 5% of such payment will be assessed. The remaining $50,000 was sold as a 30-day note, with a flat interest rate of 2.5% to be paid at the end of the term. As of September 30, 2005, the principle and interest remained unpaid on this note 10 days following the end of the 30-day term. Accordingly, a late penalty of $2,563, 5% of the $51,250 outstanding balance, was assessed. On September 26, 2005 the holder of this 30-day, $50,000 promissory note agreed to convert the principle, accrued interest and late fees, totaling $53,183 into 110,000 shares of the Company's outstanding common stock. As per the conversion agreement, Gryphon Opportunities Fund I, LLC, a majority shareholder, contributed the 110,000 outstanding common shares on September 26, 2005, with a market price of $0.70 per share, which represented a capital contribution to the Company of $77,000. The exchange of the $53,813 principle and accrued interest and penalty into 110,000 common shares resulted in the Company's recognition of a deemed interest expense of $23,188.

On September 16, 2005, in order to provide immediate working capital of $100,000 to the Company, the Company structured a special terms agreement with Gryphon Opportunities Fund, I LLC ("Gryphon"), the majority shareholder of the Company, and four outside investors in which these investors would immediately contribute $100,000 to the Company. In return, Gryphon agreed to contribute 303,031 outstanding common shares to be purchased by these four investors at a purchase price equal to 50% of the closing price of the Company's common stock on that day, which was quoted on the NASD Over the Counter Bulletin Board, at $0.66. In addition, each investor received warrants to purchase common stock, also issued by Gryphon, equal to the number of shares purchased. These warrants have an exercise price of $1.50 per share and a five-year life. This offering was initially limited to $100,000, with a total issuance by Gryphon of 303,031 common stock shares and 303,031 warrants to purchase common stock. The Company recognized a total capital contribution from Gryphon of $100,000.

On September 26, 2005, the holder of a 30-day, $50,000 promissory note agreed to convert the principle, accrued interest and late fees, totaling $53,183 into 110,000 shares of the Company's common stock. Gryphon Opportunities Fund I, LLC, a majority shareholder of the Company, contributed 110,000 shares of common stock to Company, at $0.70 cents per share, effecting a $77,000 capital contribution. The exchange of the note, totaling $53,193 in principle, accrued interest and penalties, into 110,000 shares of common stock of the Company, resulted in the Company's recognition of a deemed interest expense of $23,188.

On September 27, 2005 the officers and directors of the Company structured a 12% convertible bridge note placement agreement with Argilus Capital Partners (the "Placement Agent"). Under the terms of the agreement (the "Placement"), the Company may draw up to $500,000 in four installments of $125,000 each, dependent on its ability to raise matching funds, dollar-for-dollar, and show satisfactory performance versus budget in the fourth quarter of 2005. All notes sold under this agreement, either to Argilus Capital Partners or through the raising of matching funds, are 13-month, 12% convertible promissory notes attached to 3 year warrants to purchase common shares equal to 20% of the investment, with a an exercise price of the lesser of 75% of the per share purchase price on the closing date or $0.75 per share. Pursuant to the agreement with Argilus, on September 26, 2005, the Company sold $50,000, 12% convertible bridge notes representing a portion of the matching funds necessary to draw on the first $125,000 installment from Argilus. 10,000 warrants to purchase common stock at $0.525, 75% of $0.70, the per share purchase price on September 26, 2005, were attached to the convertible bridge note.

The Company has limited cash resources and intends to raise additional capital through the issuance of debt or equity. The Company believes the additional capital will allow it to continue its marketing efforts in its core products and develop and add new functional enhancements to the browser-based versions of its products. The availability of cash through such resources is not assured and if the Company is not able to raise enough cash, the Company might be forced to limit its operations and marketing activities, or ultimately cease operations. The financial statements for the nine months ended September 30, 2005 were prepared on the assumption that the Company will continue as a going concern. The Company sustained a net loss of $2,396,665 for the nine months ended September 30, 2005. The Company has accumulated losses through September 30, 2005 of $14,705,830. Cash used in operating activities for the nine-month periods ended September 30, 2005 and 2004 totaled $1,918,433 and $1,539,137, respectively. Total liabilities at September 30, 2005 of $2,229,687 exceed total assets of $348,870. The Company's continued existence depends upon the success of management's efforts to raise additional capital necessary to meet the Company's obligations as they come due, and to obtain sufficient capital to execute its business plan. The Company intends to obtain capital primarily through issuances of debt or equity. There can be no degree of assurance that the Company will be successful in completing additional financing transactions. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its intended business objectives. The accompanying unaudited financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or classification of liabilities which may result from the inability of the Company to continue as a going concern.

RELATED PARTY TRANSACTIONS

As of September 30, 2005 and 2004, the Company had principal amounts of $544,490 and $610,490, respectively, in notes payable to a related party, Gryphon Opportunities Fund I, LLC. During the nine-month periods ended September 30, 2005 and 2004, there were no principal repayments on these notes payable.

At September 30, 2005, the required monthly interest payments on these notes payable, due to commence on September 1, 2004, were not made by the Company to Gryphon Opportunities Fund I, LLC. Gryphon Opportunities Fund I, LLC waived the Company's non-compliance with the terms of the note payable agreements as of September 30, 2005 and through October 1, 2006.

ITEM 3. CONTROLS AND PRODCECURES

Members of our management, including Neil Burley, our Chief Financial Officer and Principal Accounting and Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of September 30, 2005, the end of the period covered by this report. Based upon that evaluation, Mr. Burley concluded that our disclosure controls and procedures are effective.

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


Item 5. Other Information

         None.

Item 6. Exhibits and Reports on Form 8-K

         a)       EXHIBITS

         4.1      Form of 30 Day Promissory Note

         4.2      Form of 60 Day Promissory Note

         4.3      Form of 90 Day Promissory Note

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


                                       SecureCare Technologies, Inc.
                                       (Registrant)


Date:  November 16, 2005               By: /s/ ROBERT WOODROW
                                         ---------------------------------------
                                         Robert Woodrow
                                         President, Chief Executive Officer
                                         And Director


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


NAME                           TITLE                           DATE
----                           -----                           ----

/s/ ROBERT WOODROW             President, Chief Executive      November 16, 2005
-------------------------      Officer and Director
Robert Woodrow


/s/ NEIL BURLEY                Chief Financial Officer         November 16, 2005
-------------------------      (Principal Financial and
Neil Burley                    Accounting Officer)