Form 10KSB
period 2005-12-31
SECURECARE TECHNOLOGIES INC
filed 2006-05-19
CIK 18530

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year Ended December 31, 2005

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


          3755 Capital of Texas Highway Suite 160E, Austin, Texas 78704
          -------------------------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code: (512) 228-3932 Securities registered pursuant to Section 12(b) of the Act: None, Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.001 PAR VALUE
                          -----------------------------
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Report on Form 10-KSB or any amendment to this Report on Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year ended December 31, 2005 were $387,159.

The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the Registrant as of March 31, 2006 (based upon the closing price) was $1,085,341.

Issuers involved in Bankruptcy Proceedings During the Past Five Years. Check whether the issuer has filed all documents and reports required to be filed by
Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes [X] No [ ]

The number of shares of the issuer's Common Stock, par value $.001 per share, outstanding as of December 31, 2005 was 20,004,000 of which 4,341,362 shares were held by non-affiliates.

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

DEPENDENCE ON MANAGEMENT. The Company's success depends to a large degree upon the skills of its senior management team and current key employees and upon its ability to identify, hire, and retain additional sales, marketing, technical and financial personnel. The Company may be unable to retain its existing key personnel or attract and retain additional key personnel. The Company depends particularly upon the following key executives: Dr. Richard Corlin, Chairman of the Board; Robert Woodrow, President and Chief Executive Officer; Neil Burley, Chief Operating Officer and Principal Financial and Accounting Officer; and Eugene Fry, Vice-President of Product Development and Technology. The Company does not have employment contracts with these officers and key employees. The Company does not maintain key person life insurance for any of its officers or key employees. The Company also does not require its executives or its employees to enter non-competition agreements with the Company. However, the Company does seek to protect its confidential information through confidentiality agreements and patents. The loss of any of its key officers and employees or the failure to attract, integrate, motivate, and retain additional key employees could have a material adverse effect on the Company's business. Additionally, the Company must attract additional, qualified sales staff.

RISKS RELATED TO OUR HEALTHCARE ELECTRONIC DOCUMENT EXCHANGE AND E-SIGNATURE SERVICES

WE ARE ENGAGED IN A BUSINESS THAT PROVIDES HEALTHCARE ELECTRONIC COMMERCE SERVICES AND THAT ONLY RECENTLY BEGAN TO GENERATE REVENUES AND HAS INCURRED NET LOSSES SINCE INCEPTION. We began our current operations in the fall of 1999 upon the closing of our reorganization with Link.com, Inc., a privately-held Nevada corporation. We were originally incorporated under the name Center Star Gold Mines, Inc. for the prior purpose of exploring commercial gold deposits, and we owned various unpatented mining claims near Grangeville, Idaho. We abandoned our last mining claim in 1995. Upon our reorganization with Link.com, Inc. (the Reorganization) we changed our business to the healthcare e-commerce industry, specifically connecting physicians, home health agencies and nursing homes via electronic document exchange and e-signature solutions. In August 2000 we changed our name to eClickMD, Inc. (or eClickMD). In February of 2004 we changed our name to SecureCARE Technologies, Inc. (the Company, SCTI or SecureCare). While we have developed or purchased and continue to develop Internet-based document exchange and e-signature solutions for the healthcare industry, we have not yet delivered some of our solutions. We did not generate our first electronic document exchange and e-signature revenues until the quarter ended September 30, 1999. As of December 31, 2005, we had an accumulated deficit of $15,062,965. We expect to continue to incur significant development, deployment and sales and marketing expenses in connection with our business and to continue to incur operating losses for at least the next fiscal year. We may never achieve or sustain profitability. The provision of services using Internet technology in the healthcare e-commerce industry is a developing business that is inherently riskier than businesses in industries where companies have established operating histories.

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

WE DO NOT CURRENTLY HAVE A SUBSTANTIAL CUSTOMER BASE AND OUR REVENUES WILL INITIALLY COME FROM HOME HEALTHCARE PROVIDERS IN A SMALL NUMBER OF GEOGRAPHIC MARKETS. We currently do not have a substantial customer base. In addition, we expect that initially we will generate a significant portion of our revenue from providing our products and services in Texas, Louisiana, North Carolina, Pennsylvania, Florida, Minnesota, Wisconsin, Michigan, Oklahoma, Missouri, Indiana, Ohio, California, Illinois, Kansas and New York. If we do not generate as much revenue in this market or from these home healthcare providers as expected, or expand to additional markets and home healthcare providers as expected, our revenue could be significantly reduced, which would have a material adverse effect on our business, financial condition and operating results.

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

WE MAY EXPERIENCE SIGNIFICANT DELAYS IN GENERATING REVENUES FROM OUR SERVICES BECAUSE POTENTIAL CUSTOMERS COULD TAKE A LONG TIME TO EVALUATE THE PURCHASE OF OUR SERVICES. A key element of our strategy is to market our services directly to large healthcare organizations, including home health care and durable medical equipment organizations. We do not control many of the factors that will influence physicians', home healthcare providers' and suppliers' buying decisions. We expect that the sales and implementation process will be lengthy and will involve some technical evaluation and commitment of capital and other resources by home healthcare agencies, physicians, payers and suppliers. The sale and implementation of our services are subject to delays due to such organizations' internal budgets and procedures for approving large capital expenditures and deploying new workflow technologies within their networks.

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

OUR LIMITED OPERATING HISTORY MAKES IT DIFFICULT TO FORECAST OUR REVENUES AND EXPENSES. Our limited operating history makes it difficult to forecast our future revenues and expenses. Although our revenues increased since the closing of the Reorganization in December 2003, quarterly revenue growth may not be indicative of future performance. Our revenues and operating results may be adversely affected by a number of risks and uncertainties, including those listed elsewhere in these risk factors. As a result, our revenues may not grow at similar levels in future periods and may remain flat or decline over any given period.

We base our forecast for expenses, in part, on future revenue projections. We incur expenses in advance of revenues, and we may not be able to quickly reduce spending if our revenues are lower than expected. In particular, we expect to incur additional costs and expenses related to the following:

o The development of relationships with marketing partners and value-added resellers (VARs), and commerce service providers (CSPs);
o    The development and expansion of our sales force and marketing operations;
o    The  development and enhancement of existing and new products and services;
     and
o    The expansion of our management team.

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

Due to the uncertainty surrounding our revenues and expenses, we believe that quarter-to-quarter comparisons of our historical operating results may not be meaningful and our historical operating results should not be relied upon as an indicator of our future performance.

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

ITEM 1. BUSINESS
                                     General

SecureCARE Technologies, Inc., (the Company or SCTI) formerly eClickMD, Inc., was incorporated in Idaho in 1961. During 1998, the Company changed its domicile to the State of Nevada and is now a Nevada Corporation.

                      The September 20, 1999 Reorganization

On September 20, 1999, Center Star Gold Mines entered into an Agreement and Plan of Reorganization (the Reorganization Agreement) with Link.com, Inc. Pursuant to the Reorganization Agreement, the shareholders of privately-held Link.com agreed to exchange 100% of the issued and outstanding shares of common stock or 25,000 shares, in exchange for 10,388,898 shares of the Company's common stock with a par value of $0.001. For accounting purposes the acquisition of Link.com by the Company was treated as a recapitalization of Link.com with Link.com as the acquiror (a reverse acquisition). Accordingly, the historical financial statements are those of Link.com and its predecessors. The Board of Directors approved a change of the Company's name to Link.com, Inc. in September, 1999. On May 26, 2000, the Company's name was changed to eClickMD, Inc.

                    Chapter 11 Reorganization - May 13, 2003

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

                               Industry Background

Healthcare is a highly fragmented, local industry. Nearly half of the nation's 600,000 physicians work in practices with only one or two doctors and most of the country's 5,000 hospitals operate independently, according to the American Medical Association (Gravitz, 2000). Annual spending for healthcare, however, was more than $1 trillion in 1996, and it is expected to grow at an unprecedented pace. According to the Centers for Medicare & Medicaid Services
(CMS), formerly Health Care Financing Administration (HCFA), health care spending is expected to reach $2.1 trillion by 2007. It is expected that spending on healthcare will represent 17 percent of the GDP in 2007 (Whitten, Steinfield & Hellmich, 2001).

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

The Business Challenge for SCTI Customers

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

For physicians the problem is compounded because their office is overburdened more than ever by the hassles of manually processing patient care documents they receive from home healthcare agencies, hospice and durable medical equipment suppliers. There are constant errors, endless corrections, increased risks and missed opportunities to charge for delivered services and increase practice revenue. These headaches and others waste the physician's time and increase overhead. What's more, most physicians miss billing for key Medicare codes associated with the paperwork from home healthcare agencies and hospices -- resulting in the loss of significant revenue. SCTI management estimates that an average family practice physician with 20 Medicare patients per month that they certify for home healthcare loses approximately $18,000 a year in revenue the table because of ineffective paper processes and the inability to track and bill key Medicare codes.

The Solution Offered by SCTI

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

Added Value for Home Healthcare Providers

Unlike any other electronic document management system available today, SecureCARE.net gives home health providers a new way to build physician relationships. First, physicians using Secure.net will find it easier to do business with home healthcare providers that use SecureCARE.net. Secondly, the system automatically tracks physician Care Plan Oversight (CPO) time for home health and hospice, and home healthcare certification and recertification, and therefore, physicians enjoy a new opportunity to capture additional revenue for care they already provide. Home healthcare providers who use SecureCARE .net offer added value to their physician relationships thereby increasing their likelihood of increased referrals.

Added Value for Physicians

Unlike any other electronic document management system available today, SecureCARE.net gives physician practices a new way to boost profitability, by providing them an automated way to track and bill Medicare for the time spent on Care Plan Oversight (CPO) for Homecare ($125* per event) and Hospice ($130* per event). In addition, SecureCARE.net tracks Certification ($75* per event) and Re-certification ($57* per event) codes for homecare. Most physician practices do not bill for these codes due to their inability to effectively track and manage the paper flow from the homecare providers. These billing codes translate into a significant opportunity for the physician to capture additional revenue. Based on Medicare statistics, management calculated that, on average, when a physician certifies 20 patients a month for homecare and he is able to track the care using SecureCARE .net and submits claims to Medicare, he or she can add approximately $18,000 - $30,000* a year to practice revenue for work he or she is already doing. Adding Re-certifications and CPO billing increases their revenue even more. Now physicians can automatically capture this valuable source of "lost" revenue with SecureCARE.net without doing any more work or adding costly equipment or staff.

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

      HIPAA Compliance Challenges                     SCTI Solutions
------------------------------------------  ------------------------------------
Limited Budgets                             Affordable monthly subscription fees
------------------------------------------  ------------------------------------
Limited Internal IS Resources               24x7 technical site support
------------------------------------------  ------------------------------------
Multiple Legacy Systems                     Open-platform technology using XML
                                            and HL7 standards for easy
                                            integration
------------------------------------------  ------------------------------------
Limited Technical Knowledge                 No Installation Required
------------------------------------------  ------------------------------------
Limited Knowledge of HIPAA Requirements     System is based on HIPAA standards
                                            and requirements. If using the SCTI
                                            system, there is no additional
                                            knowledge regarding HIPAA guidelines
                                            required to maintain compliance
------------------------------------------  ------------------------------------
Limited Resources for Archiving             All workflow documents passing
                                            patient data into the SCTI database
                                            platform are archived for user
                                            access throughout the term of the
                                            contract
------------------------------------------  ------------------------------------

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

In July, 2003, the Company began transitioning its peer-to-peer software solution to a highly scale-able platform for mid to large-sized enterprises.
This new platform allowed the Company to leverage its home healthcare and physician network by adding connections to medical equipment companies, pharmacies, nursing homes, hospice, hospitals, research communities, lab companies and insurance payors.

In early November 2001, we began development of our third generation software. In this generation of the product the SecureCARE platform included dynamic forms presentation and new user features that were robust and user friendly. The SecureCARE document viewer and forms presentation engine was designed to accommodate larger enterprises in today's healthcare sectors. This new, third generation technology, took advantage of the Windows(R) look and feel that is most common in today's healthcare environment, and utilized the Internet as the back-end communication pipeline to the SecureCARE web services platform located in the data center. The SecureCARE database served up robust dynamic forms through a small Windows client interface that was updated every time the user began utilizing the application. User authentication and login was verified by standard PKI (Public Key) with digital certificates. If the users name and password did not match the digital certificates criteria then the users access was disallowed. The digital certificate was stored in a certificate vault and was only used during the current user session. SecureCARE has filed for patent protection on the certificate vault concept. This concept is truly innovative and allows for ease of use and portability for the user. The certificate vault can accommodate other digital certificates that are issued by other certificate authorities, (Verisign(TM), Digital Trust(TM), Baltimore Security(TM), and many others). The vault concept allowed SecureCARE to manage the certificates for the user. The third generation software was based on data manipulation and presentation to the dynamic forms. This concept allowed SCTI to interface with already available data from other healthcare software applications. The Company was able to interface with these large software vendors that have market penetration already established and allowed these vendors to become HIPAA -ready at the same time. If the direct interface solution was not feasible or could not be physically implemented, the Company developed a solution to accommodate this problem. This solution included a printer driver that could be selected in all Windows applications that converts any document into a XML image that the SecureCARE platform could interpret and present to the user in an image of the form. Signature/date templates could be created on this form image and then sent on to the physicians and nurses for signature.

The Company has contracted with Inflow.net to house and maintain the Company's server-farm which hosts our ASP application. Inflow.net's MAX architecture begins with Inflow's direct connectivity to multiple Tier 1 backbones. Inside, Inflow has built a fully redundant, self-healing network, which consistently routes our customer traffic over the highest performance backbone. Inflow engineers constantly monitor and upgrade this architecture to stay ahead of the bandwidth growth. If a backbone goes down, a local fiber gets cut or a hardware component fails, our customers can still access the application through a sophisticated fail over system. Inflow will protect the network perimeter with a security product called Check Point FireWall-1TM, state-of-the art inspection Internet firewall technology. Residing at the lowest software layer, FireWall-1TM inspects every packet that crosses our link to the Internet. A comprehensive inspection policy will significantly reduce the chances of unauthorized access to our data and applications. FireWall-1TM does not affect system performance and is transparent to authorized users and applications.

Currently,  the  SCTI  products  are  licensed  to  approximately  1,400  active physicians  and 93  home  health  care  provider  locations  located  in  Texas,
Louisiana, North Carolina, Pennsylvania, Florida, Minnesota, Wisconsin, Michigan, Oklahoma, Missouri, Indiana, Ohio, California, Illinois, Kansas and New York. Home Health Care agencies are charged a monthly fee per provider location utilizing the software. In addition there are one-time training and set-up fees and integration and customization charges as contracted. Currently, physicians are not charged for utilizing the software.

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

DocLink was a Microsoft Windows-based application that operated on the currently available versions of Windows, and it provided an electronic link between doctors and home health care agencies to expedite the processing of paperwork. The electronic link consisted of original documents that must be electronically sent to the physician, electronically signed by the physician, and returned to the provider. A health care agency simply clicked on a graphical button on a Windows screen to scan a document into the software, and clicked on another graphical button to send the orders/documents to the physician for review. The physician logged into the system using his/her encrypted password and began reading and signing the orders with electronic signature verification on the screen. Once completed, DocLink automatically sent this information back to the health care agency. The Company's services reduced administrative paperwork, resulting in savings for our clients and significantly expedited the reimbursement process, which directly resulted in a lower average number of outstanding accounts receivable days for our clients. Research had shown that most physicians and home health care agencies neglected the signature attainment portion of the paper work process due to the overwhelming difficulties and liabilities associated with the typical paper based process. Utilizing SecureCARE Technologies' software, simplified and expedited a previously difficult and tedious process into a significant income-producing component of a physician's business practice through implementation of the Care Plan Oversight
(CPO) billings.

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

                                   Competition

We believe that SecureCARE provides comprehensive workflow automation tools between healthcare providers and physicians and that we have no direct competitor. Several companies compete in some of our business segments. Trac Medical targets the electronic certificate of medical necessity sector and is focused on the DME market. Trac Medical is a subsidiary of AuthentiDate, which is involved in several industry segments but not strictly in healthcare. Although Trac Medical has contracted with a large customer in the CMN market they have made no significant progress in gaining physician adoption largely because the company's targeted customer based is the home healthcare provider or agency rather than the physician. Additionally, CMNs do not represent a revenue generation opportunity for physicians. McKesson Corporation introduced a product that competes with SecureCARE in the home healthcare agency market. McKesson is offering the product exclusively to its customer base. This solution only works with the home health software from McKesson and does not integrate with its own hosted software solution. It is expensive and most providers and physicians are not adopting it. Furthermore and most importantly, McKesson's solution does not provide physicians one channel within which to interact with their various providers.

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

                                    Employees

On December 9, 2005, the Company implemented a staff reduction of approximately sixteen employees in what is expected to be a temporary cost reduction in response to the failure of Argilus LLC, an investment banking firm located in Pittsford, NY, to provide operating and growth capital, as contracted for in late September of 2005. The Company intends to secure a replacement banking or investment partner and it is downsizing its cost structure to preserve its value and operate from its current sales revenues during this interim period. A cost contained operating plan, including four full-time employees and additional part-time resources, was implemented to support the Company's physician and home healthcare provider customer base and to maintain its technology platform. As additional investment capital is attracted, the Company will resume its aggressive marketing, sales and product development initiatives. The Company has implemented a personnel and cost reduction program that it expects will reduce its monthly cash requirements by approximately $200,000.

Therefore, as of December 31, 2005, the Company had four full-time employees remaining, including three employees in technology development and maintenance and one employee in finance and accounting. The Company also had two part-time employees (two accounting interns). In addition, the Company utilized one outside consultant in the capacity of President and Chief Executive Officer. The Company's ability to achieve its operational and financial objectives in the future is dependent on its ability to continue to attract, integrate, retain and motivate highly qualified technical and customer support personnel. A competitive environment exists for attracting such personnel. When the Company expands its operations, additional employees will be necessary.

ITEM 2. PROPERTIES

At December 31, 2005, the Company's principal executive office was located in Austin, Texas in approximately 6,375 square feet of leased office space. The company entered into a three-year lease effective November 1, 2004. The monthly lease rate for the first year of the lease was $8,500. The monthly lease rate for the second and third years of the lease is $10,630. The Company was notified on February 21, 2006, that it was in default under the lease due to its failure to timely pay the base monthly rental. The Company was directly to vacate the premises no later than February 28, 2006. The Company vacated the premises on February 28, 2006 and temporarily relocated its principal executive office to an alternative location in Austin, Texas in approximately 300 square feet of leased office space. The company believes that its facilities are adequate for the Company's current operations and that additional leased space can be obtained when its expansion plans commence.

ITEM 3.  LEGAL PROCEEDINGS

On April 7, 2005 a lawsuit was filed by Norman K. Best, a former officer of the Company, against SecureCARE Technologies, Inc. The lawsuit is identified as cause number GN501073 and was filed in the 353rd Judicial District Court of Travis County, Texas as "Norman K. Best versus SecureCARE Technologies, Inc." The lawsuit alleges that the Company breached the terms of its agreements with Mr. Best by failing to tender 50,000 shares of common stock of SecureCARE Technologies, Inc. which were granted to him. The Company responded to this lawsuit on May 13, 2005, by filing a general denial, denying all the allegations raised by the Plaintiff. On July 8, 2005, the Company filed a series of responses to the plaintiff's request for admission. The Company was required to produce all documents related to the plaintiff's request for production by May 2, 2006. As of the date of this filing, the Company has asked the plaintiff for a further extension of this request for production. Although no loss can be estimated in regard to this lawsuit we do not believe that the outcome of this matter will have a material effect on our financial position, operating results or cash flows. However, there can be no assurance that this legal proceeding will not have a material impact.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

In July 2004, Spartan Securities Group, Ltd. (Spartan) filed Form 15 (c)2-11 with the National Association of Securities Dealers (NASD) to make a market in the new Common Stock issued under the Plan. The Company received notice from Spartan that the NASD, on December 13, 2004, had cleared Spartan's request to submit a quote of $0.01 Bid, $1.25 Ask on the OTCBB for SecureCARE Technologies, Inc. Common Stock under the trading symbol "SCUI". The stock first traded on December 28, 2004 with an opening price of $0.05 per share and a closing price of $1.75 per share on December 28, 2004 (these quotes reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not necessarily represent actual prices).

The following table sets forth the range of high and low prices as reported on the National Quotation Bureau Pink Sheets for the periods indicated. The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not necessarily represent actual prices.

                  Fiscal Year 2005                   High               Low
         ---------------------------------           -----             -----
         Quarter Ended March 31                      $3.00             $0.75
         Quarter Ended June 30                       $1.08             $0.40
         Quarter Ended September 30                  $0.75             $0.41
         Quarter Ended December 31                   $0.69             $0.15

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

As of December 31, 2005, the Company had 1,329 holders of record of its Common Stock.

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

                           Forward Looking Statements

This Annual Report on Form 10-KSB contains "forward-looking" statements as such term is defined in the Private Securities Litigation Reform Act of 1995 and information relating to the Company that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect" and "intend" and words or phrases of similar import, as they relate to the Company or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein and in other filings made by the company with the Securities and Exchange Commission. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.

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

On December 9, 2005, the Company implemented a staff reduction of approximately sixteen employees in what is expected to be a temporary cost reduction in response to the failure of the Company to obtain necessary financing to fund operations. The Company intends to secure a banking or investment partner and it is downsizing its cost structure to preserve its value and operate from its current sales revenues during this interim period. A cost contained operating plan, including four full-time employees and additional part-time resources, was implemented to support the Company's physician and home healthcare provider customer base and to maintain its technology platform. As additional investment capital is attracted, the Company will resume its aggressive marketing, sales and product development initiatives. The Company has implemented a personnel and cost reduction program that reduced its monthly cash requirements by approximately $200,000.

On April 4, 2006, the Company entered into a Loan Agreement (the "Loan Agreement") with Euro Financial Fidelity, Inc. ("EFF") which provides for a loan to the Company of $7,000,000 by June 15, 2006 (the "Loan"). The Loan will be represented by a ten year, 6% promissory note (the "Note") providing for quarterly payments of accrued interest only commencing April 1, 2007 and a balloon payment of all accrued interest and principal on April 1, 2016. The Loan Agreement restricts the Company's use of the Loan proceeds to certain items agreed to by the Company and EFF. Payment of the Note and performance by the Company under the terms of the Loan Agreement are secured by 1,000 shares of newly authorized Series C Contingently Convertible Preferred Stock (the "Series C Preferred Stock"). Each share of Series C Preferred Stock is convertible into 56,000 shares of the Company's common stock (an aggregate of 56,000,000 shares) upon the Company's default under the Note and Loan Agreement, but otherwise has no voting rights, no rights to receive dividends nor any liquidation preference. Since the Company does not have sufficient shares of its common stock authorized to meet this contingent obligation, the Company agreed in the Loan Agreement to increase its authorized shares of common stock at its next shareholders' meeting. The Company will also take such actions as are required to timely register the shares which are contingently issuable upon conversion of the Series C Preferred Stock. Upon repayment of the Loan, the Series C Preferred Stock will have no further rights. The issuance of the Series C Preferred Stock was exempt from registration by reason of Section 4(2) of the Securities Act of 1933, as amended, as not involving any public offering. As of the date of this filing the Loan has not been funded.

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

                   Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate these estimates, assumptions and judgments. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may materially differ from these estimates under different assumptions or conditions. If actual results were to differ from these estimates materially, the resulting changes could have a material adverse effect on our financial statements.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS 123(R), "Share-Based Payment," which is a revision of SFAS 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion 25, "Accounting for Stock Issued to Employees". SFAS 123(R) focuses primarily on share-based payments for employee services, requiring these payments to be recorded using a fair-value-based method. The use of APB 25's intrinsic value method of accounting for employee stock options will no longer be allowed. As a result, the fair value of stock options granted to employees in the future will be required to be expensed. The impact on the results of operations of the Company will be dependent on the number of options granted and the fair value of those options. The Company will adopt FASB 123R effective January 1, 2006, using the modified prospective method.

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

                              Results of Operations

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenues

Revenues for the twelve months ended December 31, 2005 were $387,159 compared to $210,871 for the same period in 2004. This 84 percent increase in sales reflects a return on the investments the Company made in the latter part of 2004 and in 2005 to expand its sales-force and its related sales and marketing activities. This strong marketplace momentum is reflected in the number of the Company's signed and billable home healthcare provider locations, totaling 120 locations at the end of December 2005, representing a 48% increase over the 81 total providers at the end December 2004. In April through December of 2005 the Company billed $29,222 in up-front, one-time training and set up fees, recognizing revenue of $13,038 and deferring revenue of $16,184 to be amortized over the life of the corresponding arrangements.

Management believes that revenues will grow significantly over the next twelve to eighteen months if the Company is able to raise the additional capital required to execute its marketing and sales strategy.

Costs of revenues were $860,691 for the twelve months ended December 31, 2005 compared to $491,328 for the twelve months ended December 31, 2004. This 75% increase in cost of revenues was primarily attributable to an increase in headcount in the technology and customer support departments, resulting in higher payroll, payroll-related and employee benefits expense for the period of approximately $120,000. These investments were made in order to complete the initial development and on-going enhancements and maintenance of the Company's SecureCARE.net application, introduced to the market in February 2005. In addition, the Company increased the resources deployed within customer support and training to support significant revenue growth during the period. In February 2005, the Company entered into an operating lease for hardware and related software to upgrade its entire production application and corporate infrastructure. This resulted in an increase in operating lease expense of approximately $180,000. Also, in February 2005, the Company completed development of $170,000 in internal use software, resulting in an increase in amortization expense in 2005 of $77,000. Partially offsetting these higher expenses were lower co-location facility expenses of approximately $8,000.

Selling, general and administrative expenses were $2,271,575 for the twelve months ended December 31, 2005 compared to $1,892,369 for the twelve months ended December 31, 2004. This 20% increase in expenses was primarily
attributable  to  an  increase  in  headcount  and  overall   salaries  for  the
twelve-month period, resulting in higher payroll, payroll-related, employee benefit and recruiting expenses for the period of approximately $490,000. With an increased active customer base, an expanded sales and marketing strategy, and successful fundraising, the Company increased the employee total to position the Company to accomplish management's objectives. In the third quarter of 2005, the Company incurred approximately $45,000 in penalties and interest that were assessed on payroll taxes owed. Other corporate general and administrative expenses, including building rent and insurance expenses increased $115,000 in 2005. Financial consulting expense was $199,000 in 2005 compared to $337,500 in 2004. This significant reduction in expense in 2005 resulted from the issuance of warrants in December 2004. On December 28, 2004, the Company recognized 214,500 in financial consulting expense related to 200,000 warrants issued to a consulting firm leading its investor relations program. Other expenses partially offsetting these higher expenses included lower stock compensation expense of $71,000, lower legal and related fees of $53,000, lower advertising expense of $15,000, and lower software consulting expenses of $11,000.

Management expects that operating expenses will increase over the next twelve to eighteen months if the Company is able to raise the additional capital required to make the necessary investments in technology enhancements and in its planned marketing, sales and support programs.

Interest expense for the twelve months ended December 31, 2005 was $216,798 compared to $102,825 in 2004. This $113,973 increase resulted primarily from a higher debt load in 2005. In addition, on September 26, 2005, the holder of a 30-day, $50,000 promissory note agreed to convert the principle, accrued interest and late fees, totaling $53,183 into 110,000 shares of the Company's common stock. Gryphon Opportunities Fund I, LLC, a majority shareholder of the Company, contributed 110,000 shares of common stock to Company, at $0.70 cents per share, effecting a $77,000 capital contribution. The exchange of the note, totaling $53,193 in principle, accrued interest and penalties, into 110,000 shares of common stock of the Company, resulted in the Company's recognition of a deemed interest expense of $23,188. Also contributing to higher interest expense in 2005 was of an increase in the amortization of the deferred financing fees and the debt discount associated with the debt that was issued in the first quarter of 2004 and a note payable that was issued in November 2004 totaling $5,500.

                         Liquidity and Capital Resources

Net cash used by operating activities for the year ended December 31, 2005 and 2004 totaled $2,099,141 and $2,199,809, respectively. Decreased net uses of cash in 2005 resulted primarily from the Company's implementation of a personnel and cost reduction plan in December 2005.

Net cash provided by financing activities was $2,051,694 for the year ended December 31, 2005 and consisted of the issuance of the Company's Series B Convertible Preferred Stock and borrowings on notes payable, partially offset by payments on notes payable. Net cash provided by financing activities was $2,492,615 year ended December 31, 2004 and consisted primarily of the issuance of the Company's Series A Convertible Preferred Stock and borrowings on notes payable.

From January 1, 2005 through December 31, 2005, and pursuant to a Consulting Agreement with a related party, Gryphon Financial Securities Corporation, Inc. (the Placement Agent), the Company received funds through a private placement (the Placement). The Company issued an aggregate of 1,245,455 shares of Series B preferred stock, with a $1.10 per share stated value, initially convertible into one share of the Company's common stock, par value $.001 per share, for net proceeds of approximately $1,238,000. The Placement Agent and the investors in the financing received warrants to purchase an aggregate of 281,818 shares of common stock at an exercise price of $1.25 per share for each $5.00 of Series B preferred stock purchased, with 32,727 warrants issued to the Placement Agent and 249,091 warrants issued to the investors. These warrants expire in January through July of 2010.

The Company issued a series of short-term notes payable totaling $550,000 during 2005. Of this debt offering, $450,000 was sold through a series of promissory notes with a 90-day term and interest of 1% per month. On the maturity date, each of the note holders have the option to convert the total principle amount and accrued interest due on the promissory note to equity at a conversion price equal to the price established and approved by the Board of Directors on the next round of debt or equity financing. If the principle and interest remain unpaid after 90 days, the interest rate will increase to 1.5% as long as any portion of the note remains outstanding.

The additional $100,000 of this debt offering was structured under separate terms. $50,000 was sold as a 60-day note, with an interest rate of 5% per month, or 60% annualized. If the principle and interest remain unpaid for 10 days or more following the end of the term, an additional late penalty equivalent to 5% of such payment will be assessed. As of December 31, 2005, the holder of the note agreed to extend the term of the note with the same interest rate of 5% per month, or 60% annualized. The remaining $50,000 was sold as a 30-day note, with a flat interest rate of 2.5% to be paid at the end of the term. As of September 26, 2005, the principle and interest remained unpaid on this note 10 days following the end of the 30-day term. Accordingly, a late penalty of $2,563, 5% of the $51,250 outstanding balance, was assessed. On September 26, 2005, the holder of a 30-day, $50,000 promissory note agreed to convert the principle, accrued interest and late fees, totaling $53,183 into 110,000 shares of the Company's common stock. Gryphon Opportunities Fund I, LLC, a majority shareholder of the Company, contributed 110,000 shares of common stock to Company, at $0.70 cents per share, effecting a $77,000 capital contribution. The exchange of the note, totaling $53,193 in principle, accrued interest and penalties, into 110,000 shares of common stock of the Company, resulted in the Company's recognition of a deemed interest expense of $23,188.

On September 16, 2005, in order to provide immediate working capital of $150,000 to the Company, the Company structured a special terms agreement with Gryphon Opportunities Fund, I LLC ("Gryphon"), the majority shareholder of the Company, and four outside investors in which these investors would immediately contribute $150,000 to the Company. In return Gryphon agreed to contribute 454,546 outstanding common shares to the Company to be purchased by these five investors at a purchase price equal to 50% of the closing price of the Company's common stock on that day, which was quoted on the NASD Over the Counter Bulletin Board, at $0.66. In addition to the share issuances, each investor received warrants to purchase common stock, also issued by Gryphon, equal to the number of shares purchased. These warrants have an exercise price of $1.50 per share and a five-year life. This offering was initially limited to $150,000, with a total issuance by Gryphon of 454,546 common stock shares and 454,546 warrants to purchase common stock. The Company recognized a total capital contribution from Gryphon of $150,000.

On September 27, 2005 the officers and directors of the Company structured a 12% convertible bridge note placement agreement with Argilus Capital Partners (the "Placement Agent"). Under the terms of the agreement (the "Placement"), the Company may draw up to $500,000 in four installments of $125,000 each, dependent on its ability to raise matching funds, dollar-for-dollar, and show satisfactory performance versus budget in the fourth quarter of 2005. All notes sold under this agreement, either to Argilus Capital Partners or through the raising of matching funds, are 13-month, 12% convertible promissory notes attached to 3 year warrants to purchase common shares equal to 20% of the investment, with a an exercise price of the lesser of 75% of the per share purchase price on the closing date or $0.75 per share. Pursuant to the agreement with Argilus, the Company sold $150,000, 12% convertible bridge notes representing a portion of the matching funds necessary to draw on the first $125,000 installment from Argilus in September and October of 2005. 30,000 warrants to purchase common stock at exercise prices ranging from $0.34 to $0.53 were attached to the convertible bridge note.

The Company has limited cash resources and intends to raise additional capital through the issuance of debt or equity. The Company believes the additional capital will allow it to continue its marketing efforts in its core products and develop and add new functional enhancements to the browser-based versions of its products. The availability of cash through such resources is not assured and if the Company is not able to raise enough cash, the Company might be forced to limit its operations and marketing activities, or ultimately cease operations. The financial statements for the year ended December 31, 2005 were prepared on the assumption that the Company will continue as a going concern. . The Company sustained net operating losses of $2,985,285 and $2,270,875 for the years ended December 31, 2005 and 2004, respectively, and has accumulated losses through

December 31, 2005 of $15,062,966. Cash used in operating activities for the same periods aggregated $2,099,141 and $2,199,809, respectively. Total liabilities at December 31, 2005 of $2,669,217 exceed total assets of $258,407. As of the date of this report, the Company is unable to meet all of its short-term obligations as they fall due because of shortages of cash. The Company's continued existence depends upon the success of management's efforts to raise additional capital necessary to meet the Company's obligations as they come due, and to obtain sufficient capital to execute its business plan. The Company intends to obtain capital primarily through issuances of debt or equity. There can be no degree of assurance that the Company will be successful in completing additional financing transactions. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its intended business objectives. The accompanying audited financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or classification of liabilities which may result from the inability of the Company to continue as a going concern.

                                    Inflation

The Company believes that inflation generally has not had a material impact on its operations or liquidity to date.

ITEM 7. FINANCIAL STATEMENTS

The consolidated financial statements of the Company are included herein beginning on page F-1.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES.

CONTROLS AND PROCEDURES

Members of our management, including Neil Burley, our Chief Financial Officer and Principal Accounting and Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of December 31, 2005, the end of the period covered by this report. Based upon that evaluation, Mr. Burley concluded that our disclosure controls and procedures are effective.

INTERNAL CONTROL OVER FINANCIAL REPORTING.

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph
(d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the age and position of each of the Company's executive officers, directors and key employees at December 31, 2005:



Name                    Age     Position
-----                   ---     --------

Richard F. Corlin, MD    65     Chairman of the Board of Directors and Chief
                                Medical Officer

Robert J. Woodrow        64     President, Chief Executive Officer and Director

Allen Stamy              64     Director

Laszlo Meszaros          66     Director

Robert McMillan          73     Director

William O'Loughlin       54     Executive Vice-President and Chief Operating
                                Officer

Dennis Nasto             47     Senior Vice-President, Sales and Marketing

Neil Burley              45     Vice-President and Chief Financial Officer

Eugene Fry               44     Senior Vice-President, Product and Technology
                                Development and Chief Compliance Officer

Richard F. Corlin, MD has been a director since September 23, 2000 and became Chairman of the Board of Directors and Chief Medical Officer in August, 2002. He is a gastroenterologist in private practice in Santa Monica, California and was President of the American Medical Association ("AMA") from July 2001 to July 2002. Prior to becoming President, Dr. Corlin served as Speaker of the AMA's House of Delegates for five years. He has been active in the affairs of the AMA for the past twenty years, having served for nine years as a member and then Chair of the AMA Council on Long Range Planning and Development. From 1994 to 1998, Dr. Corlin served as a member of the Advisory Committee to the Director of the National Institute of Health. Dr. Corlin served as President of the California Medical Association ("CMA") from 1992 to 1993, was Vice Speaker and Speaker of the CMA House of Delegates for nine years, and a member of its Board of Trustees for twelve years and chaired numerous committees of the CMA including the Finance Committee, the Liaison Committee to State Hospital medical staffs, and was an active member of the CMA Speakers Bureau on Tort Reform. Dr. Corlin is a graduate of Rutgers University, and received his M.D. degree from Hahnemann Medical College. Following residency training at Hahnemann, Dr. Corlin served as a Lt. Commander in the United States Public Health Service, Heart Disease and Stroke Control Program from 1968 to 1970, and then took a gastroenterology fellowship at UCLA. He is a fellow of the American College of Physicians, is a member of both the American Gastroenterology Association and the American Society of Internal Medicine, and is a Past President of the Southern California Society of Gastrointestinal Endoscopy. He is also the Chairman of the Audio Digest Foundation, a provider of continuing medical education to healthcare professionals, a member of the Board of Governors of Marathon Multimedia, a subsidiary of Audio Digest Foundation that provides information management solutions to medical societies, Chairman of Landes Slezak Group, a subsidiary of Audio Digest Foundation that records sound and video of professional association meetings, and an assistant clinical professor at the University of California-Los Angeles School of Medicine. Dr. Corlin was Vice Chairman of American Sound and Video in 2000 when it filed a petition for reorganization pursuant to Chapter 11 under the U.S. Bankruptcy Code. The proceeding was converted to Chapter 7 under the U.S. Bankruptcy Code and the company was liquidated.

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

Allen Stamy has been a director since August, 2002. From February 1996 to the present, Mr. Stamy has served as the President and Chief Operating Officer and more recently Chief Executive Officer of Audio-Digest Foundation. He also provides management oversight to its subsidiary, Marathon Multimedia, and to CME Unlimited, a medical conference capture and e-commerce business. Prior to joining Audio-Digest Foundation, Mr. Stamy worked in education and technology industries where he has had experience in sales, product management, marketing and general management. He previously worked for National Computer Systems from 1990 to 1995, Science Research Associates from 1988 to 1990, and IBM Corporation from 1967 to 1988. At IBM, he managed a full product line including new product development and distributed products through a national direct sales force, direct response marketing and complementary third-party distribution channels. He specialized in opening the Pacific Rim markets for IBM's small computers and peripherals and managed the small system product portfolio. Mr. Stamy earned a Bachelor of Business Administration from the University of Iowa and a Master's of Business Administration from the University of Chicago. He is a director of MedePass Inc., which provides secure transmission of medical information, a member of the Board of Governors of Marathon Multimedia, and a Director of Landes Slezak Group. Mr. Stamy also was a Director of American Sound and Video from 1998 to 2000, when it filed a petition for reorganization under the U.S. Bankruptcy Code and later was liquidated, as described above.

Laszlo Meszaros joined the Board of Directors of the Company on April 25, 2005. Mr. Meszaros has over forty years experience in data and voice processing, telecommunications technology, management, administration, sales and marketing and operations. For twenty-five of these years he was an entrepreneur who started private companies that resulted in significant growth and profitability. He is an investor, advisor and business consultant in the United States and Europe. He was appointed vice president of business development with Intel Corporation when the company acquired Voice Technologies Group (VTG), a leading provider of computer telephony integration technology, in June 2000, and served in that capacity for one year. Mr. Meszaros was the founder, chairman and CEO of VTG prior to its acquisition. Before founding VTG in 1989, he was the founder, chairman and CEO of COM-PRO, a nationally recognized, privately-held systems software and professional services company based in Buffalo, New York. He also served as the director of management information systems for Erie County Central Police Services, and was a sales and marketing executive for Computer Task Group and data systems manager for Roswell Park Memorial Research Institute, both based in Buffalo, New York. On January 11, 2006, Mr. Meszaros notified the Company that he resigned his position on the Board of Directors effective December 14, 2005.

Robert McMillan joined the Board of Directors of the Company on April 22, 2005. Since June 2002, Mr. McMillan has served as the first non-physician member of the Board of Trustees of the American Medical Association and he is chair of its audit committee. Since August of 2002, he has been a member of the Board of Directors for WellChoice, Inc., (NYSE: WC), the largest health insurance company in New York, and is chairman of its investment committee. He was also a director of Empire BlueCross BlueShield/Empire HealthChoice from December 1994 to November 2002. In addition, he has been of Counsel to the law firm of Bee Ready Fishbein Hatter & Donovan, LLP in Mineola, NY, since March 2005. Prior to that he was partner of the law firm of Fischbein Badillo Wagner Harding in Mellville, NY, and a predecessor firm. Mr. McMillan also served as a member of the Board of Directors of the Panama Canal Commission from November 1989 through October 1994, and as Chairman of the Board from October 1993 to October 1994. As an executive of Avon Products, Inc. for seventeen years during the 1970s and 1980s, he held various positions including corporate vice president of the Asia Pacific Profit Center from January 1977 to January 1988. On January 27, 2006, Mr. McMillan notified the Company that he would be resigning his position from the Board of Directors effective March 1, 2006.

William O'Loughlin joined SecureCARE Technologies, Inc. in October 2004 as Executive Vice-President and Chief Operating Officer. He is responsible for all aspects of SecureCARE's product and technology development, implementation and integration, customer service and support, including training and the overall operations of the company. Prior to joining SecureCARE, Mr. O'Loughlin worked for WellChoice, Inc. (formerly Empire Blue Cross Blue Shield) from 1971 - 2000 where he held many different positions spanning information technology, business operations, quality assurance and strategic negotiations. Most recently, he was a member of the operating committee and Senior Vice President of Strategic Alliances. Mr. O'Loughlin successfully led corporate negotiations for a multi-year, multi-faceted contract resulting in several hundred millions in funding to modernize the company's IT applications, including a new claim engine, while eliminating millions in corporate expenses. Earlier, as the Senior Vice President of Business Technology Development from 2000 to 2002, Mr. O'Loughlin created and led the team responsible for designing and developing a Java 2 Enterprise Edition compliant framework to support rapid development and code reuse in different business applications. He led the team that developed a multi-functional website with direct, real-time mainframe connectivity ensuring 24x7 availability. From 1997 to 2000, Mr. O'Loughlin served as the Chief Information Officer at Empire managing 100+ core and ancillary applications including all data center functions. It was during this time that he led corporate activities for year 2000 compliance culminating in an incident free implementation. He also reorganized the data center processes and business principles, installed a virtual tape subsystem with a significant reduction in staff and executed multi-year contracts with large mainframe software vendors resulting in multiple millions in savings. His tenure as Chief Information Officer was preceded by a position as the Vice President of Systems from 1996 to 1997. In this role, Mr. O'Loughlin successfully consolidated seven processing systems to one integrated real time system servicing over three million members. Mr. O'Loughlin gained first hand business experience as the Vice President of Membership, Billing & Group Accounts Customer Service from 1995 to 1996 and the Vice President of Senior Accounts from 1993-1995. In these roles, Mr. O'Loughlin provided for corporate wide systemic solutions, performing process redesign and implementing improvements including automation of membership enrollment and methodologies in cash reconciliation. Mr. O'Loughlin graduated Beta Gamma Sigma from Baruch College with an MBA in Computer Methodology. He also holds a BS in Computer Science from Brooklyn College. Mr. O'Loughlin's employment with the Company ended December 9, 2005, as a result of the Company's implementation of a significant cost reduction program.

Dennis Nasto has been employed with the Company since August 2003 and has over twenty (20) years of executive experience in sales and marketing in the healthcare industry. Prior to joining the Company, Mr. Nasto, from 2001 to 2002, was Director of Sales at ResMed Corporation, a leading home health respiratory equipment manufacturer. Mr. Nasto has been successful, during the past eighteen
(18) years in building high-energy sales teams at both small and large companies including Kimberly-Clarke Professional Healthcare, a major medical/surgical supply manufacturer, where he was employed as District Sales Manager from 1983 to 1991, and from STERIS Corporation, a leading medical device company, where he held positions as Vice President of Sales-Americas, Vice President National Accounts and Vice President of Sterilization Services from 1991 to 1998. From 2000 to 2001, Mr. Nasto also served as President of X10NET, a start up venture that was focused on bringing Web-based workflow solutions to the physician marketplace. Since joining the Company, Mr. Nasto has engaged over forty (40) independent sales representatives, on behalf of the Company, along with two (2) regional sales managers, significantly adding to the Company's sales force, and making it, the Company believes, one of the largest sales forces in the home health care software business. Mr. Nasto's employment with the Company ended December 9, 2005, as result of the Company's implementation of a significant cost reduction program.

Neil Burley has served the Company as Chief Financial Officer since July 2002. He originally joined the Company in October of 2001. Mr. Burley is primarily responsible for the development of the Company's financial model, optimization of cash flow and all aspects of finance and accounting. He is a well-seasoned financial executive with over 20 years of experience. Mr. Burley spent a significant amount of time at Pennzoil Company where he held a variety of accounting and finance positions, including responsibility for all internal and external (SEC) financial reporting for the Manufacturing and Marketing Divisions. He joined Compaq Computer Corporation in April 1996, and served as Director of Corporate Financial Planning and Analysis in his last year at Compaq. In this role he functioned as a senior financial advisor to the Chief Financial Officer and Corporate Controller of this Fortune 500 Company. He led a professional team in the development and preparation of consolidated financial reports, board presentations, speech materials, quarterly budgets, earnings targets and financial forecasts for all company regions and business units. In May 2000, he left Compaq to accept equity participation and a senior management role as VP Finance and Controller in the start-up of a managed data storage services company, StorageProvider, Inc. In this role he assumed financial leadership responsibility for the strategic planning, staffing, budgeting, and management of the entire finance and accounting infrastructure. Mr. Burley graduated from Louisiana State University and is a Texas Certified Public Accountant.

Eugene Fry joined the Company in October of 2001. He is primarily responsible for ensuring the competitive viability of the Company's products. He has over fifteen (15) years of information technology experience spanning across system analysis/engineering, sales, field service and operations. From 1996 to 1999 Mr. Fry was employed by Turner Collie and Braden, a major engineering firm, where he was responsible for designing and upgrading new technology and ensuring that implementation was coordinated and successful throughout the organization's multiple offices. Prior to that, from 1994 to 1996 he was employed by Pacific Atlantic Group SA in Buenos Aires, Argentina, where he created an infrastructure for a U.S. affiliate to distribute, market, and manufacture a vending machine product in Argentina and other Latin American companies. Mr. Fry holds various technical certifications and expertise in various protocols, operating systems, and software. He holds a B. S. in Computer Science from Almeda University and College.

The Company is not aware of involvement in any legal proceedings by its directors or executive officers during the past five years that are material to an evaluation of the ability or integrity of such director or executive officer.

Compliance with Section 16(a) of The Exchange Act.

No reporting person failed to file on a timely basis reports required by section 16(a) of the Exchange Act since such reporting persons became subject to such reporting requirements during 2005.

Code of Ethics

Due to limited resources, the Company has not adopted a code of professional ethics for its principal executive officer, principal financial officer or persons performing similar functions. The Company intends to create and adopt its code of ethics during the calendar year 2006.


ITEM 10.  EXECUTIVE COMPENSATION

                                                            Annual Compensation                       Long-Term Compensation
                                              ----------------------------------------------   ------------------------------------
                                                                                               Restricted   Common Shares
                                                                                   Other         Stock        Underlying
                                                                                   Annual        Awards    Options Granted    All
                                                 Year    Salary       Bonus     Compensation   (# Shares)     (# Shares)     Other
                                              -------   --------   ----------   ------------   -----------   ------------   -------
Richard F. Corlin, MD (1) (2)                    2005          0            0              0             0              0         0
Chairman and Chief Medical Officer               2004          0            0              0       515,000              0         0
                                                 2003          0            0              0        60,000              0         0

Robert J. Woodrow (1) (3)                        2005     70,000            0              0             0              0         0
President, Chief Executive Officer               2004     69,000            0              0     1,000,000        500,000         0
   and Director                                  2003     39,000            0              0       187,500              0         0

Allen Stamy, Director (1) (4)                    2005          0            0              0             0        100,000         0
                                                 2004          0            0              0             0              0         0
                                                 2003          0            0              0             0              0         0

Robert McMillan, Director (13)                   2005          0            0              0             0        100,000         0
                                                 2004          0            0              0             0              0         0
                                                 2003          0            0              0             0              0         0

Laszlo Mezaros (14)                              2005          0            0              0             0        100,000         0
Former Director                                  2004          0            0              0             0              0         0
                                                 2003          0            0              0             0              0         0

William O'Loughlin, Executive Vice-President     2005    100,000            0              0             0              0         0
   and Chief Operating Officer (5)               2004     35,000            0              0             0        300,000         0
                                                 2003          0            0              0             0              0         0

Dennis Nasto (6) (16)                            2005    105,695            0              0             0              0         0
Senior Vice-President, Sales and Marketing       2004     92,394            0              0       150,000        150,000         0
                                                 2003     29,959            0              0             0              0         0

Neil Burley (1) (7)                              2005     85,000            0              0             0              0         0
Vice President and Chief Financial Officer       2004     91,083            0              0       215,000        150,000         0
                                                 2003     67,773            0              0             0              0         0

Eugene Fry (1) (8)                               2005     75,000            0              0             0              0         0
Vice-President, Product and Technology           2004     90,084            0              0       200,000        100,000         0
   Development and Chief Compliance Officer      2003     69,693            0              0             0              0         0

N.K. "Skip" Best (9)                             2005          0            0              0             0              0         0
Vice-President, Business Development             2004     45,700            0              0             0              0         0
                                                 2003      5,000            0              0             0              0         0

Marion Robert Rice (10)                          2005          0            0              0             0              0         0
Former Director and CEO                          2004          0            0              0             0              0         0
                                                 2003     26,062            0              0             0              0         0

Andy W. McBee (11)                               2005          0            0              0             0              0         0
Former Director                                  2004          0            0              0             0              0         0
                                                 2003          0            0              0             0              0         0

Gary Humberson (1) (12)                          2005          0            0              0             0              0         0
Former Director                                  2004          0            0              0             0              0         0
                                                 2003          0            0              0             0              0         0

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

(3) Mr. Woodrow has been a director since May 13, 2002. Mr. Woodrow has served as Chief Operating Officer since September 1, 2002. He became President on December 29, 2003 and was appointed President and Chief Execuitve Officer in October 2004. Mr. Woodrow was hired as an outside consultant. He was paid, on average in 2004, $5,750 per month in cash compensation plus all reasonable and customary travel and other expenses related to the execution of his duties. Mr. Woodrow's net compensation in 2005 of $55,700 included $70,000 in monthly payments that averaged $7,500 per month for the months in which he was paid net of $14,300 in unreimbursed out of pocket expenses. Mr. Woodrow also accrued additional salary of $20,000 through December 31, 2005. 1,000,000 shares of Common Stock were awarded to Mr. Woodrow by the Board of Directors on January 20, 2004, of which 500,000 shares would have been forfeited if he resigned from the Board of Directors prior to January 20, 2005. On December 3, 2004 Mr. Woodrow was granted options to purchase 500,000 shares of Common Stock issued pursuant to the SecureCARE Technologies, Inc. Year 2004 Stock Option Plan. 187,500 shares of Common Stock were awarded to Mr. Woodrow by the Board of Directors on March 12, 2003 in accordance with his original consulting contract. These 187,500 shares were cancelled effective December 15, 2003. 375,000 shares of Common Stock and options to purchase 750,000 shares of Common Stock were awarded to Mr. Woodrow by the Board of Directors on September 1, 2002 in accordance with is original consulting contract. The 375,000 shares and 750,000 options were cancelled effective December 15, 2003. On May 13, 2002 Mr. Woodrow was granted options to purchase 150,000 shares of Common Stock issued pursuant to the Company's 2000 Director's Option Plan. These 150,000 options were cancelled on December 15, 2003.

(4) Mr. Stamy has been a director since August 8, 2002. 100,000 shares of Common Stock were awarded to Mr. Stamy by the Board of Directors on January 20, 2004, of which 50,000 shares would have been forfeited if he resigned from the Board of Directors prior to January 20, 2005.

(5) Mr. O'Loughlin was Executive Vice-President and Chief Operating officer from October 1, 2004 through December 9, 2005. Mr. O'Loughlin's employment with the Company ended December 9, 2005, as a result of the Company's implementation of a significant cost reduction program. Prior to October 1, 2004, Mr. O'Loughlin was retained on a consulting basis and was compensated $10,000 for those consulting services. On December 3, 2004 Mr. O'Loughlin was granted options to purchase 300,000 shares of Common Stock issued pursuant to the SecureCARE Technologies, Inc. Year 2004 Stock Option Plan. Mr. O'Loughlin's employment with the Company ended on December 9, 2005. Therefore 178,356 of the options had vested at the date of termination; the remaining 121,644 were cancelled. Mr. O'Loughlin received cash compensation in 2005 of $100,000 and he accrued additional salary of $20,000 through December 31, 2005.

(6) Mr. Nasto was Vice President of Sales, Marketing and Customer Support from August, 2003 through December 9, 2005. Mr. Nasto's employment with the Company ended December 9, 2005, as a result of the Company's implementation of a significant cost reduction program. Mr. Nasto became Senior Vice-President, Sales and Marketing in October, 2004. 150,000 shares of Common Stock were awarded by the Board of Directors on January 20, 2004.These shares vested on October 1, 2004 and were issued contingent upon Mr. Nasto being employed by the Company on October 1, 2004.On December 3, 2004 Mr. Nasto was granted options to purchase 150,000 shares of Common Stock issued pursuant to theSecureCARE Technologies, Inc. Year 2004 Stock Option Plan. Mr. Nasto's employment with the Company ended on December 9, 2005. Therefore 76,233 of the options had vested at the date of termination; the remaining 73,767 were cancelled. Mr. Nasto received cash compensation in 2005 of $105,695 and he accrued additional salary of $20,572 through December 31, 2005.

(7) Mr. Burley has been Chief Financial Officer since July 2002. 215,000 shares of Common Stock were awarded by the Board of directors on January 20, 2004. These shares vested on October 1, 2004 and were issued contingent upon Mr. Burley being employed by the Company on October 1, 2004. On December 3, 2004 Mr. Burley was granted options to purchase 150,000 shares of Common Stock issued pursuant to the SecureCARE Technologies, Inc. Year 2004 Stock Option Plan. Mr. Burley received cash compensation in 2005 of $85,000 and he accrued additional salary of $10,366 through December 31, 2005.

(8) Mr. Fry has been a full time employee of the Company since October 2001. 200,000 shares of Common Stock were awarded by the Board of Directors on January 20, 2004. These shares vested on October 1, 2004 and were issued contingent upon Mr. Fry being employed by the Company on October 1, 2004. On December 3, 2004 Mr. Fry was granted options to purchase 100,000 shares of Common Stock issued pursuant to the SecureCARE Technologies, Inc. Year 2004 Stock Option Plan. Mr. Fry received cash compensation in 2005 of $75,000 and he accrued additional salary of $15,416 through December 31, 2005.

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

(13) Robert McMillan joined the Board of Directors on April 25, 2005. The Board granted Mr. McMillan options to purchase 100,000 shares of common stock upon appointment as director. 50,000 options vested immediately; the remaining vested ratably over the following 12 months. Mr. McMillan resigned from the Board of Directors on March 1, 2006.

(14) Laszlo Mezaros joined the Board of Directors on April 25, 2005. On January 11, 2006, Mr. Meszaros notified the Company that he resigned from the Board of Directors effective December 14, 2005. The Board granted Mr. Mezaros options to purchase 100,000 shares of common stock upon appointment as director. 50,000 options vested immediately; the remaining were to vest ratably over the following 12 months. Mr. Mezaros resigned as a director of the Company on December 14, 2005. 81,918 options had vested at the date of resignation; the remaining 18,082 were cancelled.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company's common stock as of December 31, 2005 by (I) each of our Directors, (ii) each of our Executive Officers, (iii) each person who is known by us to own beneficially more than 5% of the common stock and (iv) all Directors and Officers as a group.


Name                                            Number of Shares      Percentage
-------------------------------------         ------------------      ----------

Richard F. Corlin, MD                                    515,000              3%

Robert J. Woodrow                                      1,000,000              5%

Allen Stamy                                              100,000              0%

William O'Loughlin                                             0              0%

Dennis Nasto                                             150,000              1%

Neil Burley                                              215,000              1%

Eugene Fry                                               200,000              1%

Gryphon Opportunities Fund I, LLC (1)                 13,482,638             67%

All Directors and Officers as a Group                  2,180,000

(1) Excludes 85,150 shares of common stock owned by Dall, Inc., an affiliate of Gryphon Opportunities Fund I, LLC Excludes 100,000 shares of common stock owned by Grypon Financial Securities Corporation, an affiliate of Gryphon Opportunities Fund I, LLC Excludes 235,150 shares of common stock owned by York Avenue Holding Corporation, an affiliate of Gryphon Opportunities Fund I, LLC

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of December 31, 2005 and 2004, the Company had principal amounts of $544,490 in notes payable to a related party, Gryphon Opportunities Fund I, LLC. During the twelve-month periods ended December 31, 2005 and 2004, there were no principal repayments on these notes payable.

At December 31, 2005, the required monthly interest payments on these notes payable, due to commence on September 1, 2004, were not made by the Company to Gryphon Opportunities Fund I, LLC. At December 31, 2005, the required monthly principal payments on these notes payable, due to commence on September 1, 2005, were not made by the Company to Gryphon Opportunities Fund I, LLC. Gryhon Opportunities Fund I, LLC waived the Company's non-compliance with the terms of the note payable agreements as of December 31, 2005 and through January 1, 2007.

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

3.3      Bylaws of Company (1)

3.4 Joint Plan of Reorganization Dated August 5, 2003, as amended by the Bankruptcy Court's Confirmation Order dated December 2, 2003 (2)

3.5      The Bankruptcy Court's Confirmation Order dated December 2, 2003 (2)

3.6      Press Release Dated December 15, 2003 (2)

4.1      Form of 12% Convertible Bridge Note

4.2      Financial  Advisory and Other Services  Agreement,  dated September 28,
         2005  by  and  between  Argilus   Investment   Banking  and  SecureCARE
         Technologies, Inc.

31.1     Certification  of  the  Chief  Executive   Officer  pursuant  to  Rules
         13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2     Certification  of  the  Chief  Financial   Officer  pursuant  to  Rules
         13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference to the Company's original registration statement on Form 10-SB, filed with the Securities Exchange Commission on January 11, 1999, File No. 0-29804.

(2) Incorporated by reference to the Company's Form 8-K, filed with the Securities and Exchange Commission on December 15, 2003, File No. 0-29804.

B. Reports on Form 8-K

     On December 13, 1005 the Company filed a Form 8-K, dated December 9, 2005 reporting under Item 8.01 that it had implemented a staff reduction of approximately 16 employees in what is expected to be a temporary cost reduction in response to the failure of Argilus LLC, an investment banking frim located in Pittsford, NY, to provide operating and growth capital, as contracted for in late September of 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Board of Directors has reviewed the following audit fees the Company has paid to the independent registered public accounting firm for purposes of considering whether such fees are compatible with maintaining the auditor's independence. The policy of the Board of Directors is to pre-approve all audit services performed by its independent registered public accounting firm before the services are performed.

Audit Fees. Estimated fees billed for service rendered by KBA Group LLP for the reviews of Forms 10-QSB and for the audits of the financial statements of the Company were $57,280 for 2005 and $56,070 for 2004. Fees billed for tax related services in 2005 totaled $1,294. Additionally, fees billed for other services in 2005 totaled $1,000.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      SecureCare Technologies, Inc.


Date:  May 19, 2006                   By: /s/ ROBERT WOODROW
                                          --------------------------------------
                                          Robert Woodrow
                                          President, Chief Executive Officer
                                          And Director


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


NAME                             TITLE
/s/ ROBERT WOODROW             President, Chief Executive     Date: May 19, 2006
---------------------------    Officer and Director
Robert Woodrow


/s/ NEIL BURLEY                Chief Financial Officer        Date: May 19, 2006
---------------------------    (Principal Financial and
Neil Burley                    Accounting Officer)

                          SecureCARE Technologies, Inc.

                          INDEX TO FINANCIAL STATEMENTS




                                                                            Page
                                                                            ----

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM..................... F-1

FINANCIAL STATEMENTS

Balance Sheets at December 31, 2005 and 2004................................ F-2

Statements of Operations for the years ended December 31, 2005 and 2004..... F-4

Statement of Changes in Shareholders' Deficit for the years
   ended December 31, 2005 and 2004......................................... F-5

Statements of Cash Flows for the years ended December 31, 2005 and 2004..... F-7

Notes to Financial Statements............................................... F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
SecureCARE Technologies, Inc.

We have audited the accompanying balance sheets of SecureCARE Technologies, Inc. as of December 31, 2005 and 2004 and the related statements of operations, changes in shareholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SecureCARE Technologies, Inc. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As described in Note B, the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced recurring losses, has generated recurring negative cash flows from operations and has liabilities significantly in excess of assets at December 31, 2005. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plan with regard to these matters is also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


KBA Group LLP
Dallas, Texas
May 16, 2006

                          SecureCARE Technologies, Inc.
                                 BALANCE SHEETS
                           December 31, 2005 and 2004


                                              ASSETS

                                                                              2005         2004
                                                                           ----------   ----------
Current assets
   Cash and cash equivalents                                               $    3,400   $   50,847
   Accounts receivable - trade, net of allowance for doubtful accounts
     of $5,000 and $11,000 at December 31, 2005 and 2004, respectively         42,936       25,537
   Prepaid expenses                                                            14,905       26,513
                                                                           ----------   ----------
       Total current assets                                                    61,241      102,897

Property and equipment, net of accumulated depreciation and amortization
   of $361,490 and $283,076 at December 31, 2005 and 2004, respectively        93,822      172,236
Deferred financing fees, net of accumulated amortization of
   $79,032 and $40,949 at December 31, 2005 and 2004, respectively              5,514       43,597
Deposits                                                                       97,830      130,568
                                                                           ----------   ----------

       Total assets                                                        $  258,407   $  449,298
                                                                           ==========   ==========

   The accompanying notes are an integral part of these financial statements.

                          SecureCARE Technologies, Inc.
                           BALANCE SHEETS - CONTINUED
                           December 31, 2005 and 2004


                                           LIABILITIES AND SHAREHOLDERS' DEFICIT

                                                                                                   2005            2004
                                                                                               ------------    ------------
Current liabilities
  Current portion of notes payable, including $136,123 and $27,224 to a related party at December 31, 2005 and 2004, respectively and net of
    debt discount of $14,164 and $5,000, respectively                                          $  1,355,459    $    122,224
  Accounts payable - trade                                                                          222,888          96,732
  Accrued payroll                                                                                   222,436          38,235
  Accrued payroll tax liabilities                                                                   170,918          47,444
  Deferred revenue                                                                                   16,183              --
  Accrued interest                                                                                  161,337          47,050
  Other accrued liabilities                                                                         111,629           2,240
                                                                                               ------------    ------------
    Total current liabilities                                                                     2,260,850         349,445

Notes payable, less current portion including $408,367 and $517,265 to related parties at December 31, 2005 and 2004, respectively, net of debt discount of $0 and $30,333
 at December 31, 2005 and 2004, respectively                                                        408,367       1,006,933

Commitments and contingencies

Shareholders' deficit
  Preferred stock - $0.001 par value; 15,000,000 shares authorized,
    Series A preferred stock - 1,955,000 shares issued and outstanding
     (liquidation preference of $1.00 per share)                                                      1,955           1,955
    Series B preferred stock - 1,427,273 and 181,818 shares issued and outstanding
     at December 31, 2005 and 2004, respectively (liquidation preference of $1.10 per share)          1,427             182
  Common stock - $0.001 par value; 50,000,000 shares authorized,
    20,004,000 shares issued and outstanding                                                         20,004          20,004
  Additional paid-in capital                                                                     12,630,770      10,945,695
  Receivable for the purchase of equity                                                              (2,000)         (2,000)
  Accumulated deficit                                                                           (15,062,966)    (11,872,916)
                                                                                               ------------    ------------
    Total shareholders' deficit                                                                  (2,410,810)       (907,080)
                                                                                               ------------    ------------

    Total liabilities and shareholders' deficit                                                $    258,407    $    449,298
                                                                                               ============    ============

The accompanying notes are an integral part of these financial statements.

                          SecureCARE Technologies, Inc.
                            STATEMENTS OF OPERATIONS
                 For the Years Ended December 31, 2005 and 2004

                                                                    2005            2004
                                                                ------------    ------------
Revenues                                                        $    387,159    $    210,871

Operating expenses
   Cost of revenues                                                  860,961         491,328
   Selling, general and administrative                             2,271,575       1,892,369
   Bad debt expense                                                   29,490          25,540
                                                                ------------    ------------

   Operating loss                                                 (2,774,867)     (2,198,366)

Other income (expense)
   Gain on debt settlement                                             6,380          26,521
   Other                                                                  --           3,795
   Interest expense (including $26,578 and $11,074 to a
     related party, respectively)                                   (216,798)       (102,825)
                                                                ------------    ------------

 Net loss                                                       $ (2,985,285)   $ (2,270,875)
                                                                ============    ============
 Deemed dividend upon issuance of convertible preferred stock       (204,765)             --
                                                                ------------    ------------
Net loss available to common shareholders                       $ (3,190,050)   $ (2,270,875)
                                                                ============    ============

Net loss per common share - basic and diluted                   $      (0.16)   $      (0.12)
                                                                ============    ============
Weighted-average number of common shares outstanding -
   basic and diluted                                              20,004,000      19,642,948
                                                                ============    ============

   The accompanying notes are an integral part of these financial statements.

                          SecureCARE Technologies, Inc.
                 STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT
                 For the Years Ended December 31, 2005 and 2004

                                                                     Series A               Series B
                                                                 Preferred Stock         Preferred Stock           Common Stock
                                                              ----------------------  ----------------------  ----------------------

                                                              ----------  ----------  ----------  ----------  ----------  ----------
                                                                Shares      Amount      Shares      Amount      Shares      Amount
                                                              ----------  ----------  ----------  ----------  ----------  ----------
Balance at December 31, 2003                                          --  $       --          --  $       --  15,000,000  $   15,000

  Issuance of common stock to investors in connection
      with bridge financing                                           --          --          --          --     520,000         520
  Issuance of common stock and warrants for services                  --          --          --          --   2,434,000       2,434
  Issuance of common stock in connection with note payable            --          --          --          --      50,000          50
  Issuance of common stock and note receivable to placement
      agent in connection with the bridge financing                   --          --          --          --   2,000,000       2,000
  Issuance of Series A preferred stock                         1,955,000       1,955          --          --          --          --
  Issuance of Series B preferred stock                                --          --     181,818         182          --          --


  Net loss for the year                                               --          --          --          --          --          --

                                                              ----------  ----------  ----------  ----------  ----------  ----------
  Balance at December 31, 2004                                 1,955,000       1,955     181,818         182  20,004,000      20,004

  Issuance of Series B preferred stock                                --          --   1,245,455       1,245          --          --
  Issuance of stock options for services                              --          --          --          --          --          --
  Issuance of warrants in connection with notes payable               --          --          --          --          --          --
  Contribution of common stock by majority shareholder in
     conjunction with conversion of note payable and
     accrued interest                                                 --          --          --          --          --          --
  Capital contribution from majority shareholder                      --          --          --          --          --          --

  Net loss for the year                                               --          --          --          --          --          --

                                                              ----------  ----------  ----------  ----------  ----------  ----------
  Balance at December 31, 2005                                 1,955,000  $    1,955   1,427,273  $    1,427  20,004,000  $   20,004
                                                              ==========  ==========  ==========  ==========  ==========  ==========

   The accompanying notes are an integral part of these financial statements.

                          SecureCARE Technologies, Inc.
           STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT - CONTINUED
                 For the Years Ended December 31, 2005 and 2004

                                                              Additional
                                                                Paid-in      Accumulated        Notes
                                                                Capital        Deficit        Receivable        Total
                                                              ------------   ------------    ------------    ------------
Balance at December 31, 2003                                  $  8,661,505   $ (9,602,041)   $         --    $   (925,536)

  Issuance of common stock to investors
     in connection with bridge financing                            51,480             --              --          52,000
  Issuance of common stock and warrants for services               276,211             --              --         278,645
  Issuance of common stock in connection with Note payable           7,450             --              --           7,500
  Issuance of common stock and note receivable to placement
      agent in connection with the bridge financing                 12,571             --          (2,000)         12,571
  Issuance of Series A preferred stock                           1,736,660             --              --       1,738,615
  Issuance of Series B preferred stock                             199,818             --              --         200,000

  Net loss for the year                                                 --     (2,270,875)             --      (2,270,875)

                                                              ------------   ------------    ------------    ------------
  Balance at December 31, 2004                                  10,945,695    (11,872,916)         (2,000)       (907,080)

  Issuance of Series B preferred stock                           1,441,714       (204,765)             --       1,238,194
  Issuance of stock options for services                             4,300             --              --           4,300
  Issuance of warrants in connection with notes payable             12,061             --              --          12,061
  Contribution of common stock by majority shareholder in
     conjunction with conversion of note payable and
     accrued interest                                               77,000             --              --          77,000
  Capital contribution from majority shareholder                   150,000             --              --         150,000

  Net loss for the year                                                 --     (2,985,285)             --      (2,985,285)

                                                              ------------   ------------    ------------    ------------
  Balance at December 31, 2005                                $ 12,630,770   $(15,062,966)   $     (2,000)   $ (2,410,810)
                                                              ============   ============    ============    ============

   The accompanying notes are an integral part of these financial statements.

                          SecureCARE Technologies, Inc.

                            STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 2005 and 2004

                                                             2005            2004
                                                          -----------    ------------

Cash flows from operating activities
  Net loss                                               $ (2,985,285)   $ (2,270,875)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Depreciation and amortization                             78,414           1,540
     Bad debt expense                                          29,490          25,540
     Gain on disposal of fixed assets                              --          (4,699)
     Stock and warrants issued for services                        --         217,350
     Stock-based compensation                                   4,300          61,295
     Amortization of deferred financing fees                   38,083          40,949
     Amortization of debt discount                             33,230          24,167
     Other non-cash interest expense                           23,187              --
  Increases and decreases in working capital accounts:
     Accounts receivable - trade                              (46,889)        (34,310)
     Prepaid expenses                                          11,608         (23,013)
     Other current assets                                      32,738              --
     Deposits                                                      --        (124,717)
     Deferred revenue                                          16,183              --
     Accounts payable - trade                                 126,156         (74,217)
     Accrued liabilities                                      539,644         (38,819)
                                                         ------------    ------------
    Cash flows used in operating activities                (2,099,141)     (2,199,809)

Cash flows from investing activities
     Purchases of property and equipment                           --          (2,484)
     Capitalized software development costs                        --        (170,000)
                                                         ------------    ------------
    Cash flows used in investing activities                        --        (172,484)

Cash flows from financing activities
     Proceeds from notes payable                              700,000         622,825
     Payments on notes payable                                (36,500)       (140,800)
     Capital contribution from majority shareholder           150,000              --
     Proceeds from the issuance of preferred stock          1,238,194       1,938,615
                                                         ------------    ------------
     Cash flows provided by financing activities            2,051,694       2,420,640

   The accompanying notes are an integral part of these financial statements.

                          SecureCARE Technologies, Inc.

                 For the Years Ended December 31, 2005 and 2004

                                                                             2005           2004
                                                                         ------------   ------------
Net increase (decrease) in cash and cash equivalents                          (47,447)        48,347

Cash and cash equivalents, beginning of year                                   50,847          2,500
                                                                         ------------   ------------
Cash and cash equivalents, end of year                                   $      3,400   $     50,847
                                                                         ============   ============

Supplemental disclosures for cash flow information:
  Cash paid during the year for:
    Interest                                                             $         --   $        697
                                                                         ============   ============
Supplemental Schedule Of Non-Cash Investing And Financing Activities:
  Stock issued for subscription receivable                               $         --   $      2,000
                                                                         ============   ============
  Common stock issued to investors in connection with bridge financing   $         --   $     52,000
                                                                         ============   ============
  Issuance of common stock and note receivable to the placement agent
   in connection with the bridge financing                               $         --   $     12,571
                                                                         ============   ============
  Deferred financing fees resulting from the issuance of notes payable   $         --   $     71,975
                                                                         ============   ============
  Fixed assets transferred in settlement of accounts payable             $         --   $      6,000
                                                                         ============   ============
  Contribution of common stock by majority shareholder in
   conjunction with conversion of note payable and accrued interest      $     77,000   $         --
                                                                         ============   ============
  Conversion of note payable and accrued interest in to
   common stock                                                          $     50,000   $         --
                                                                         ============   ============
  Deemed dividend upon issuance of convertible preferred stock           $    204,765   $         --
                                                                         ============   ============
  Warrants issued in connection with notes payable                       $     12,061   $         --
                                                                         ============   ============

   The accompanying notes are an integral part of these financial statements.

                          SecureCARE Technologies, Inc.

                          NOTES TO FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2005 and 2004

NOTE A - BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF THE BUSINESS
----------------------

SecureCARE Technologies, Inc. (the "Company" or "SecureCARE"), a Nevada corporation incorporated on May 12, 1999, provides electronic Internet-based document exchange and e-signature solutions for the healthcare industry. The Company markets its services to customers throughout the United States. The Company currently operates from its Austin, Texas-based corporate headquarters.

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

On December 9, 2005, the Company implemented a staff reduction of approximately sixteen employees in what is expected to be a temporary cost reduction in response to the failure of the Company to obtain necessary financing to fund operations. The Company intends to secure a banking or investment partner and it is downsizing its cost structure to preserve its value and operate from its current sales revenues during this interim period. A cost contained operating plan, including four full-time employees and additional part-time resources, was implemented to support the Company's physician and home healthcare provider customer base and to maintain its technology platform. As additional investment capital is attracted, the Company will resume its aggressive marketing, sales and product development initiatives. The Company has implemented a personnel and cost reduction program that reduced its monthly cash requirements by approximately $200,000.

On April 4, 2006, the Company entered into a Loan Agreement (the "Loan Agreement") with Euro Financial Fidelity, Inc. ("EFF") which provides for a loan to the Company of $7,000,000 by June 15, 2006 (the "Loan"). The Loan will be represented by a ten year, 6% promissory note (the "Note") providing for quarterly payments of accrued interest only commencing April 1, 2007 and a balloon payment of all accrued interest and principal on April 1, 2016. The Loan Agreement restricts the Company's use of the Loan proceeds to certain items agreed to by the Company and EFF. Payment of the Note and performance by the Company under the terms of the Loan Agreement are secured by 1,000 shares of newly authorized Series C Contingently Convertible Preferred Stock (the "Series C Preferred Stock"). Each share of Series C Preferred Stock is convertible into 56,000 shares of the Company's common stock (an aggregate of 56,000,000 shares) upon the Company's default under the Note and Loan Agreement, but otherwise has no voting rights, no rights to receive dividends nor any liquidation preference. Since the Company does not have sufficient shares of its common stock authorized to meet this contingent obligation, the Company agreed in the Loan Agreement to increase its authorized shares of common stock at its next shareholders' meeting. The Company will also take such actions as are required to timely register the shares which are contingently issuable upon conversion of the Series C Preferred Stock. Upon repayment of the Loan, the Series C Preferred Stock will have no further rights. The issuance of the Series C Preferred Stock was exempt from registration by reason of Section 4(2) of the Securities Act of 1933, as amended, as not involving any public offering. As of the date of this filing the Loan has not been funded.

                          SecureCARE Technologies, Inc.

                          NOTES TO FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2005 and 2004

NOTE A - BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

PROPERTY AND EQUIPMENT
----------------------

Property and equipment are recorded at cost. The Company provides for depreciation of its property and equipment using the straight-line method over the estimated useful life of the depreciable assets ranging from two to five years. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized.

Depreciation expense for the years ended December 31, 2005 and 2004 was $78,414 and $1,540, respectively.

SOFTWARE AND SOFTWARE DEVELOPMENT COSTS
---------------------------------------

The Company capitalizes costs related to computer software developed or obtained for internal use in accordance with the American Institute of Certified Public Accountants Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" and is depreciated using the straight-line method over the estimated useful life of the software, generally three years. SOP 98-1 provides guidance on determining whether computer software is internal-use software and guidance on accounting for proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. For the year ending December 31, 2004, the Company recorded capitalized software development costs totaling $170,000. In 2005, amortization expense of $77,917 was recorded related to software development costs. No amortization expense related to the software development costs had been recorded as of December 31, 2004 since the software development was not completed at December 31, 2004. No software development costs were capitalized during the year ended December 31, 2005.

                          SecureCARE Technologies, Inc.

                          NOTES TO FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2005 and 2004

NOTE A - BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

DEFERRED FINANCING FEES
-----------------------

Deferred financing fees related to the notes payable are amortized on a straight-line basis over the term of the notes payable which range from six months to two years. Any deferred financing fees related to notes that are paid early or converted to equity are expensed. Deferred financing fees, net of accumulated amortization were $5,514 and $43,597, as of December 31, 2005 and 2004, respectively.

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

LOSS PER COMMON SHARE
---------------------

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the year. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding for the year. Common stock equivalents for the years ended December 31, 2005 and 2004 have been excluded from the computation since such inclusion would have an anti-dilutive effect.

                          SecureCARE Technologies, Inc.

                          NOTES TO FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2005 and 2004

NOTE A - BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

ADVERTISING COSTS
-----------------

All costs associated with advertising are expensed in the period incurred. Advertising expense totaled $2,485 and $17,398 for the years ended December 31, 2005 and 2004, respectively.

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

Had the Company determined compensation based on the fair value at the grant date for its stock options under SFAS No. 123, as amended by SFAS No. 148, net loss, and loss per share would have been changed, as indicated below:

                                                        Year ended      Year ended
                                                       December 31,    December 31,
                                                           2005            2004
                                                       ------------    ------------
Net loss attributable to common stockholders,
    as reported                                        $ (3,190,050)   $ (2,270,875)
Add: Stock-based employee compensation
   expense included in reported net loss                      4,300              --
Deduct: Stock-based employee compensation expense
   determined under fair value based method                (641,807)        (42,481)
                                                       ------------    ------------
Pro forma net loss                                     $ (3,827,557)   $ (2,313,356)
                                                       ============    ============
Net loss per share -- Basic and diluted:
   As reported                                         $       (.16)   $       (.12)
                                                       ============    ============
   Pro forma                                           $       (.19)   $       (.12)
                                                       ============    ============

                          SecureCARE Technologies, Inc.

                          NOTES TO FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2005 and 2004

NOTE A - BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Compensation cost is reflected over the options' vesting period of 0 to 2 years.

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

NEW ACCOUNTING PRONOUNCEMENT
----------------------------

In December 2004, the FASB issued SFAS 123(R), "Share-Based Payment," which is a revision of SFAS 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion 25, "Accounting for Stock Issued to Employees". SFAS 123(R) focuses primarily on share-based payments for employee services, requiring these payments to be recorded using a fair-value-based method. The use of APB 25's intrinsic value method of accounting for employee stock options will no longer be allowed. As a result, the fair value of stock options granted to employees in the future will be required to be expensed. The impact on the results of operations of the Company will be dependent on the number of options granted and the fair value of those options. The Company will adopt FASB 123R effective January 1, 2006, using the modified prospective method.

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

NOTE B - GOING CONCERN

The financial statements have been prepared on the assumption that the Company will continue as a going concern. The Company sustained net losses of $2,985,285 and $2,270,875 for the years ended December 31, 2005 and 2004, respectively, and has accumulated losses through December 31, 2005 of $15,062,966. Cash used in operating activities for the same periods aggregated $2,099,141 and $2,199,809, respectively. Total liabilities at December 31, 2005 of $2,669,217 exceed total assets of $258,407. As of the date of this report, the Company is unable to meet all of its short-term obligations as they become due because of shortages of cash. The Company's continued existence depends upon the success of management's efforts to raise additional capital necessary to meet the Company's obligations as they come due, and to obtain sufficient capital to execute its business plan. The Company intends to obtain capital primarily through issuances of debt or equity. There can be no degree of assurance that the Company will be successful in completing additional financing transactions. For additional information on additional financing transactions see Note A, Background and Summary of Significant Accounting Policies, "Nature of the Business" in the accompanying financial statements.

The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or classification of liabilities, which may result from the inability of the Company to continue as a going concern.

                          SecureCARE Technologies, Inc.

                          NOTES TO FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2005 and 2004

NOTE C - PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2005 and 2004 consists of the following:


                                                     2005          2004
                                                  ----------    ----------
Computer equipment and software                   $  442,774    $  442,774
Furniture and office equipment                        12,538        12,538
                                                  ----------    ----------
                                                     455,312       455,312

Less: accumulated depreciation and amortization     (361,490)     (283,076)
                                                  ----------    ----------
Net property and equipment                        $   93,822    $  172,236
                                                  ==========    ==========

Computer equipment and software at December 31, 2005 and 2004 includes $170,000 in costs capitalized in the development of software held for internal use.

                          SecureCARE Technologies, Inc.

                          NOTES TO FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2005 and 2004

NOTE D - NOTES PAYABLE

Notes payable at December 31, 2005 and December 31, 2004 consist of the following:

                                                                             2005                           2004
                                                                ----------------------------   ----------------------------
                                                                  Short                          Short
                                                                   Term          Long Term        Term           Long Term
                                                                ------------    ------------   ------------    ------------
Note payable to related party bearing interest at
5%, principal and interest due September 30,                    $    136,123    $    408,367   $     27,224    $    517,266
2009, secured by a security interest in the assets
and intellectual property of the Company; interest
payments in default as of September 2, 2004;
principal payments in default as of October, 1, 2005
Note payable to investors bearing flat interest at                    50,000              --             --              --
60%. Note originally due September 27, 2005;
extended through April 27, 2006, unsecured
Note payable to investors bearing interest at 18%                     75,000              --             --              --
Note is in default as of October 28, 2005,
unsecured
Note payable to investors bearing interest at 18%                    150,000              --             --              --
Note is in default as of October 29, 2005,
unsecured
Note payable to investors bearing interest at 18%                    125,000              --             --              --
Note is in default as of December 2, 2005,
unsecured
Note payable to investors bearing interest at 18%                     50,000              --             --              --
Note is in default as of December 4, 2005,
unsecured
Note payable to investors bearing interest at 18%                     50,000              --             --              --
Note is in default as of December 15, 2005,
unsecured
Note payable to investors bearing interest at                        220,000              --             --         220,000
7.5%. Principal and interest due February 13,
2006, unsecured
Note payable to investors bearing interest at                        150,000              --             --         150,000
7.5%. Principal and interest due March 2, 2006,
unsecured
Note payable to investors bearing interest at                        150,000              --             --         150,000
7.5%. Principal and interest due March 9, 2006,
unsecured
Note payable to Phoebe Holdings, Inc. at 7.5%                         63,500              --        100,000              --
Note is in default as of May 1, 2005, unsecured
Convertible bridge note payable bearing interest                      50,000              --             --              --
at 12%. Principal and interest due October 31, 2006,
unsecured
Convertible bridge note payable bearing interest                      25,000              --             --              --
at 12%. Principal and interest due November 6,
2006, unsecured
Convertible bridge note payable bearing interest                      25,000              --             --              --
at 12%. Principal and interest due November 7,
2006, unsecured

                          SecureCARE Technologies, Inc.

                          NOTES TO FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2005 and 2004

Notes payable at December 31, 2005 and December 31, 2004 consist of the following (continued):


Convertible bridge note payable bearing interest                      40,000              --             --              --
at 12%. Principal and interest due November 24,
2006, unsecured
Convertible bridge note payable bearing interest                      10,000              --             --              --
at 12%. Principal and interest due November 28,
2006, unsecured
                                                                -----------------------------------------------------------
                                                                   1,369,623         408,367        127,224       1,037,266
Less:  Unamortized debt discount                                     (14,164)             --         (5,000)        (30,333)
                                                                -----------------------------------------------------------
Total Notes Payable                                             $  1,355,459    $    408,367   $    122,224    $  1,006,933
                                                                -----------------------------------------------------------

As of March 2, 2006, the Company is in default on the principle amount of $520,000 in a series of 7.5% Senior Subordinated Notes Payable, issued to a group of seven investors in February and March of 2004. In addition, accrued interest on these notes as of March 2, 2006 was approximately $80,000. The notes may be extended at the option of the Company for an additional six months. If the notes are extended, the Company must issue one share of common stock for each $4.00 principal and accrued interest on the Notes that are extended, or a total of approximately 150,000 shares of common stock. As of the date of this filing, the Company has not elected the option of extending the notes for an additional six months. See Subsequent Events Note M.

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

In September 2005, in conjunction with $50,000 in 12% convertible bridge notes payable issued pursuant to agreement with Argilus Capital Partners, the Company issued 10,000 warrants to purchase one share of common stock at a price equal to the lesser of 75% of the per share purchase price on the closing date or $0.75 per share. These warrants were valued at $0.487 per warrant resulting in a total fair value of $4,866. This amount was recorded as a debt discount and is being amortized as a component of interest expense over the life of the notes (thirteen months).

In October 2005, in conjunction with $100,000 in 12% convertible bridge notes payable issued pursuant to agreement with Argilus Capital Partners, the Company issued 20,000 warrants to purchase one share of common stock at a price equal to the lesser of 75% of the per share purchase price on the closing date or $0.75 per share. These warrants were valued at a range of $0.313 to $0.424 per warrant resulting in a total fair value of $7,195. This amount was recorded as a debt discount and is being amortized as a component of interest expense over the life of the notes (thirteen months).

Future maturities of notes payable at December 31, 2005 are as follows:

        2006                      $1,369,623
        2007                         108,898
        2008                         108,898
        2009                         108,898
        2010                          81,673
                                  ----------

        Total                     $1,777,990
                                  ==========

                          SecureCARE Technologies, Inc.

                          NOTES TO FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2005 and 2004

NOTE F - LEASE COMMITMENTS

The Company leases its office facilities under a non-cancelable operating lease agreement, which expires on November 30, 2007. Rent expense totaled $124,430 and $67,713 for the years ended December 31, 2005 and 2004, respectively.

Future minimum lease payments under the non-cancelable office facilities operating lease at December 31, 2005 are as follows:

          2006                     $ 127,560
          2007                       106,300
                                   ---------
          Total                    $ 233,860
                                   =========

The Company was notified on February 21, 2006, that it was in default under the lease for its principal executive office located in Austin, Texas, due to its failure to timely pay the base monthly rental. The Company was directed to vacate the premises no later than February 28, 2006. The Company vacated the premises on February 28, 2006 and temporarily relocated its principal executive office to an alternative location in Austin, Texas. As of December 31, 2005 the Company has accrued $21,260 in rent expense. As of the date of this filing, the lessor has agreed to extinguish the lease and will require the Company to pay its outstanding base monthly rental amounts owed through February 28, 2006, totaling $47,433, including applicable late fees.

The Company also leases computer hardware under a non-cancelable operating lease agreement, which expires on January 31, 2007. Lease expense totaled $180,064 for the years ended December 31, 2005.

          2006                     $ 196,433
          2007                        16,369
                                   ---------
          Total                    $ 212,802
                                   =========

The Company was notified on January 20, 2006, that it was in default under its master electronic equipment lease primarily due to its failure to pay the base monthly rental payments after October, 2005. On February 20, 2006, the Company returned approximately $300,000 of the hardware and software to the lessor, retaining approximately $14,000 of the original leased property. The notice of default on the lease did not relieve, suspend or waive the Company's continued responsibility for the monthly rental payments for the balance of the initial lease term. As of February 20, 2006, the Company had approximately $59,000 of its original lease deposit amount of $124,717 in tact. As of the date of this filing, the Company has restructured the lease for an additional twenty four months for the balance of the amount owed on its original lease offset by credit given for the lease deposit of $59,000. The restructured balance totals $197,101 and the Company expects to commence payments on the restructured lease on June 1, 2006.

NOTE G - INCOME TAXES

At December 31, 2005 and 2004 deferred tax assets and liabilities are comprised of the following:

                                               2005            2004
                                           ------------    ------------
          Current deferred tax asset       $      1,700    $      3,740
          Non-current deferred tax asset      2,226,836       1,244,573
          Less: valuation allowance          (2,228,536)     (1,248,313)
                                           ------------    ------------
          Net deferred tax asset           $         --    $         --
                                           ============    ============

Non-current deferred tax assets principally result from net operating losses. The December 31, 2005 current deferred tax asset results from the allowance for doubtful receivables which is not currently deducted for federal income tax reporting purposes. The December 31, 2005 and 2004 deferred tax assets have a 100% valuation allowance due to the uncertainty of generating future taxable income.

                          SecureCARE Technologies, Inc.

                          NOTES TO FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2005 and 2004

NOTE G - INCOME TAXES (continued)

Differences between the statutory federal income tax rate and the effective rate for the years ended December 31, 2005 and 2004 are as follows:

                                                     2005         2004
                                                   --------     --------
          Income tax provision at statutory rate       34.0%        34.0%
          Permanent differences                        (1.2)        (0.6)
          Change in valuation allowance               (32.8)       (33.4)
                                                   --------     --------
                                                        0.0%         0.0%
                                                   ========     ========

The Company has a net operating loss carryover of approximately $6,500,000 at December 31, 2005. All net operating losses of the Company generated prior to 2003 were eliminated through the bankruptcy process. Accordingly, the net operating loss at December 31, 2005 consists of losses that were generated subsequent to the bankruptcy filing. The net operating loss carryover will begin to expire in 2024.


NOTE H - SHAREHOLDERS' DEFICIT

In January 2004, the Company authorized the issuance of 2,350,000 shares of common stock, valued at $0.023, to directors, officers and employees. In June 2004, the Company authorized the issuance of an additional 65,000 shares valued at $0.023 to directors, officers and employees. Of these 2,415,000 shares, 1,600,000 shares were issued to directors, of which 50% vested immediately and the remaining 50% vested in June 2005. The remaining 815,000 shares were issued to employees which vested on October 1, 2004. The Company recorded deferred stock compensation of $61,295 related to this stock issuance and amortized the stock compensation expense over the applicable vesting periods.

Effective January 20, 2004 the Company entered into a Consulting Agreement (the "Agreement") with a related party (the "Consultant") to retain the Consultant, on a non-exclusive basis, to perform consulting services related to corporate finance, strategic investments, capital raising, mergers and acquisitions and other financial service matters. The term of the Agreement was one year. In consideration of the Consultant performing these services, the Company agreed to issue 2,000,000 shares of its common stock to the Consultant for an aggregate purchase price of $2,000. These shares were valued at $0.023 per share resulting in a net stock compensation of $44,000. The portion of this compensation allocated to fund raising totaled $12,571 and was recorded as deferred financing costs to be amortized on a straight-line basis over the life of the notes (two years). The portion of this compensation allocated to the fund raising in the Private Placement totaled $31,429 and has been recorded as a reduction of proceeds from the sale of Series A preferred stock.

During February and March 2004, and pursuant to the Agreement with a related party (the "Placement Agent"), the Company raised an aggregate of $520,000 from seven accredited investors (as defined in Rule 503 under the 1933 Act) to fund the Company's operations (the "Bridge Financing"). Investors in this Bridge Financing received $1.00 principal amount of 7.5% Senior Subordinated Note and one share of common stock for each $1.00 that they purchased. The Notes are due on their second anniversary date, but may be extended at the option of the Company for an additional six months. The Company must issue one share of common stock for each $4.00 principal and accrued interest on the notes that are extended. During February and March 2004, in conjunction with the Bridge Financing, the Company issued 520,000 shares of common stock. These shares were valued at $0.10 per share resulting in a total fair value of $52,000.

                          SecureCARE Technologies, Inc.

                          NOTES TO FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2005 and 2004

NOTE H - SHAREHOLDERS' DEFICIT (continued)

This amount was recorded as a debt discount and is being amortized as a component of interest expense over the life of these notes (two years). The Placement Agent received warrants to purchase an aggregate of 52,000 shares of common stock at an exercise price of $1.00 per share. The fair value of these warrants was not significant. These warrants expire in February and March of 2011.

From May through October 2004 and pursuant to the Agreement with a related party (the "Placement Agent"), the Company received funds through a Private Placement (the "Placement"). In the financing the Company issued an aggregate of 1,955,000 shares of Series A preferred stock, with a $1.00 per share stated value, initially convertible into one share of the Company's common stock, par value $0.001 per share for net proceeds of $1,738,615. The Placement Agent and the investors in the financing received warrants to purchase an aggregate of 2,337,000 shares of common stock at an exercise price of $1.00 per share with 382,000 warrants issued to the Agent and 1,955,000 warrants issued to the investors. These warrants expire in May through October of 2009.

The holders of the Series A preferred stock are entitled to vote upon all matters upon which holders of the common stock have the right to vote, and shall be entitled to the number of votes equal to the largest number of full shares of common stock into which the shares of preferred stock, pursuant to certain conversion and anti-dilution rights, could be converted on the appropriate record date. The holders of the Series A preferred stock are entitled to receive, out of the assets of the Company legally available therefore, dividends at the rate of 5 percent of the stated value ($1.00 per share), payable on an annual basis, either in cash or in shares of the Company's common stock, par value $0.001 per share, based on the fair market value of the common stock on the date the dividend is declared, at the option of the Company. The holders of the Series A preferred stock will have preference in payment of dividends over the holder's of common stock. Dividends on the Series A preferred stock are payable when declared by the board of directors. As of December 31, 2005, no dividends on the Series A preferred stock have been declared. The period for which dividends will be paid will be determined by the board of directors at the time of dividend declaration. The Certificate of Designation for the Series A preferred stock does not provide a specific provision for the accumulation of dividends; therefore no dividends or dividends payable have been recorded as of December 31, 2005. In the event of a liquidation, dissolution or winding-up of the Company, either voluntary or involuntary, the holders of the shares of Series A preferred stock then issued and outstanding are entitled to be paid out of the assets of the Company available for distribution to its shareholders, before any payment is made to the holders of shares of common stock or upon any other series of preferred stock of the Company that is junior to the Series A preferred stock, an amount per share equal to the stated value.

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

                          SecureCARE Technologies, Inc.

                          NOTES TO FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2005 and 2004

NOTE H - SHAREHOLDERS' DEFICIT (continued)

In December 2004, the Company issued 200,000 warrants to a third party in connection with services received. These warrants allow for the purchase of one share of the Company's common stock per warrant. All warrants vested on the date of issuance. The warrants are valued as follows:

         Warrants Issued                     100,000      50,000       50,000
         Exercise Price                      $2.19        $2.63        $3.50
         Fair Market Value per Warrant       $1.09        $1.03        $1.08
         Expiration Date                     3/31/2008    3/31/2008    3/31/2009

These warrants have a fair market value of $214,500 which is included in selling, general, and administrative expense in the accompanying statement of operations for the year-ended December 31, 2004. The warrants were issued as part of the consulting contract with the third party executed on August 1, 2004.

Commencing December 2004 and pursuant to the Agreement with a related party (the "Placement Agent"), the Company received funds through a Private Placement (the "Placement"). Through December 31, 2004, the Company issued an aggregate of 181,818 shares of Series B preferred stock for proceeds of $200,000, with a $1.10 per share stated value, initially convertible into one share of the Company's common stock, par value $0.001 per share. The Placement Agent and the investors in the financing received warrants to purchase an aggregate of 36,363 shares of common stock at an exercise price of $1.25 per share for each $5.00 of Series B preferred stock purchased. These warrants expire in December 2009.

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

From January 1, 2005 through December 31, 2005, and pursuant to a Consulting Agreement with a related party, Gryphon Financial Securities Corporation, Inc. (the "Placement Agent"), the Company received funds through a private placement (the "Placement"). The Company issued an aggregate of 1,245,455 shares of Series B preferred stock, with a $1.10 per share stated value, initially convertible into one share of the Company's common stock, par value $.001 per share, for net proceeds of approximately $1,238,000. The Placement Agent and the investors in the financing received warrants to purchase an aggregate of 281,818 shares of common stock at an exercise price of $1.25 per share for each $5.00 of Series B preferred stock purchased, with 32,727 warrants issued to the Placement Agent and 249,091 warrants issued to the investors. These warrants expire in January through July of 2010. After allocating a portion of the net proceeds to the fair value of the warrants received, it was determined that a beneficial conversion existed to the purchasers of the Series B Preferred Stock at the time of issuance. Accordingly, a beneficial conversion amount totaling $204,765 was recorded as a deemed dividend since the Series B Preferred Stock was immediately convertible into shares of the Company's Common Stock.

The Company issued a series of short-term notes payable totaling $550,000 during 2005. Of this debt offering, $450,000 was sold through a series of promissory notes with a 90-day term and interest of 1% per month. On the maturity date, each of the note holders have the option to convert the total principle amount and accrued interest due on the promissory note to equity at a conversion price equal to the price established and approved by the Board of Directors on the next round of debt or equity financing. If the principle and interest remain unpaid after 90 days, the interest rate will increase to 1.5% as long as any portion of the note remains outstanding.

                          SecureCARE Technologies, Inc.

                          NOTES TO FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2005 and 2004

NOTE H - SHAREHOLDERS' DEFICIT (continued)

The additional $100,000 of this debt offering was structured under separate terms. $50,000 was sold as a 60-day note, with an interest rate of 5% per month, or 60% annualized. If the principle and interest remain unpaid for 10 days or more following the end of the term, an additional late penalty equivalent to 5% of such payment will be assessed. As of December 31, 2005, the holder of the note agreed to extend the term of the note with the same interest rate of 5% per month, or 60% annualized. The remaining $50,000 was sold as a 30-day note, with a flat interest rate of 2.5% to be paid at the end of the term. As of September 26, 2005, the principle and interest remained unpaid on this note 10 days following the end of the 30-day term. Accordingly, a late penalty of $2,563, 5% of the $51,250 outstanding balance, was assessed. On September 26, 2005, the holder of a 30-day, $50,000 promissory note agreed to convert the principle, accrued interest and late fees, totaling $53,183 into 110,000 shares of the Company's common stock. Gryphon Opportunities Fund I, LLC, the majority shareholder of the Company, contributed 110,000 shares of common stock to the Company, having a fair value of $0.70 per share, effecting a $77,000 capital contribution. The exchange of the note, totaling $53,193 in principle, accrued interest and penalties, into 110,000 shares of common stock of the Company, resulted in the Company's recognition of a deemed interest expense of $23,188.

On September 16, 2005, in order to provide immediate working capital of $150,000 to the Company, the Company structured a special terms agreement with Gryphon Opportunities Fund, I LLC ("Gryphon"), the majority shareholder of the Company, and four outside investors in which these investors would immediately contribute $150,000 to the Company. In return Gryphon agreed to contribute 454,546 outstanding common shares to the Company to be purchased by these five investors at a purchase price equal to 50% of the closing price of the Company's common stock on that day, which was quoted on the NASD Over the Counter Bulletin Board, at $0.66. In addition to the share issuances, each investor received warrants to purchase common stock, also issued by Gryphon, equal to the number of shares purchased. These warrants have an exercise price of $1.50 per share and a five-year life. This offering was initially limited to $150,000, with a total issuance by Gryphon of 454,546 common stock shares and 454,546 warrants to purchase common stock. The Company recognized a total capital contribution from Gryphon of $150,000.

On September 27, 2005 the officers and directors of the Company structured a 12% convertible bridge note placement agreement with Argilus Capital Partners (the "Placement Agent"). Under the terms of the agreement (the "Placement"), the Company may draw up to $500,000 in four installments of $125,000 each, dependent on its ability to raise matching funds, dollar-for-dollar, and show satisfactory performance versus budget in the fourth quarter of 2005. All notes sold under this agreement, either to Argilus Capital Partners or through the raising of matching funds, are 13-month, 12% convertible promissory notes attached to 3 year warrants to purchase common shares equal to 20% of the investment, with a an exercise price of the lesser of 75% of the per share purchase price on the closing date or $0.75 per share. Pursuant to the agreement with Argilus, the Company sold $150,000, 12% convertible bridge notes representing a portion of the matching funds necessary to draw on the first $125,000 installment from Argilus in September and October of 2005. 30,000 warrants to purchase common stock at exercise prices ranging from$0.34 to $0.53 were attached to the convertible bridge note.

NOTE I - STOCK OPTIONS AND WARRANTS

The Board of Directors of the Company approved the SecureCARE Technologies, Inc. 2004 Stock Option Plan on December 3, 2004. The Company has reserved 2,000,000 shares of common stock for issuance under this Plan. The exercise price of each option granted may not be less than the fair market value of common stock at the date of grant, without prior approval of the Board of Directors. Options are exercisable according to the terms set out in the option agreement, not to exceed ten years. As of December 31, 2005, the Company had 1,342,073 options outstanding. All options granted by the Company are restricted stock awards under rules promulgated by the Securities and Exchange Commission.

                          SecureCARE Technologies, Inc.

                          NOTES TO FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2005 and 2004

NOTE I - STOCK OPTIONS AND WARRANTS (Continued)

A summary of changes in the Company's options and purchase warrants follows:

                                                         Total
                                       -----------------------------------------
                                                              Range of Weighted
                                                                   Average
                                       Options and Warrants    Exercise Prices
                                       --------------------   ------------------
Outstanding at 12/31/03                              --
    Granted                                   4,081,863         $1.00 - $1.13
    Exercised                                        --
    Cancelled                                        --
                                           ------------         -------------
Outstanding at 12/31/04                       4,081,863          1.00 -  1.13

    Granted                                     626,818          1.03 -  1.17
    Exercised                                        --
    Cancelled                                  (429,427)         0.99 -  0.99
                                           ------------         -------------
Outstanding at 12/31/05                       4,279,254         $1.01 - $1.13
                                           ============         =============

The following table summarizes information about compensatory stock options outstanding at December 31, 2005:

Stock Options Outstanding                                                        Stock Options Exercisable
=========================================================================     ===============================
                                       Weighted Avg.
Range of           Number              Remaining           Weighted Avg       Number           Weighted Avg
Exercise Prices    Outstanding         Contractual Life    Exercise Price     Exercisable      Exercise Price
$.40 - 1.20         1,342,073              .81 years           $1.01            960,294            $1.01

The following table summarizes information about other non-compensatory stock options outstanding at December 31, 2005:

              Warrants Outstanding                                                  Warrants Exercisable
=========================================================================     ===============================
                                       Weighted Avg.
Range of           Number              Remaining           Weighted Avg       Number           Weighted Avg
Exercise Prices    Outstanding         Contractual Life    Exercise Price     Exercisable      Exercise Price
$0.34 - $1.00       2,419,000             3.49 years            $0.99          2,419,000           $0.99
$1.01 - $2.00         318,181             4.17 years            $1.25            318,181           $1.25
$2.01 - $3.00         150,000             2.24 years            $2.34            150,000           $2.34
$3.01 - $3.50          50,000             3.24 years            $3.50             50,000           $3.50

The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), in accounting for its compensatory options. The options granted in 2005 and 2004 have exercise prices which approximate or exceed fair value and, accordingly, no compensation cost has been recognized for its compensatory stock options in these financial statements.

                          SecureCARE Technologies, Inc.

                          NOTES TO FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2005 and 2004

NOTE I - STOCK OPTIONS AND WARRANTS (Continued)

The weighted average grant date fair value of options granted during 2005 and 2004 was $0.62 and $0.78, respectively. The following weighted-average assumptions for stock options granted during fiscal years 2005 and 2004 were used:

                                                    2005          2004
                                                  --------      --------
                Expected dividend yield                  0%            0%
                Stock price volatility                 100%          100%
                Risk-free interest rate                5.0%          5.0%
                Expected option term               4 years      10 years

NOTE J - RELATED PARTY TRANSACTIONS

As of December 31, 2005 and 2004, the Company had principal amounts of $544,490 and $610,490, respectively, in notes payable to a related party, Gryphon Opportunities Fund I, LLC. During the twelve-month periods ended December 31, 2005 and 2004, there were no principal repayments on these notes payable.

At December 31, 2005, the required monthly interest payments on these notes payable, due to commence on September 1, 2004, were not made by the Company to Gryphon Opportunities Fund I, LLC. At December 31, 2005, the required monthly principal payments on these notes, due to commence September 1, 2005, were not made by the Company to Gryphon Opportunities Fund I, LLC. Gryhon Opportunities Fund I, LLC waived the Company's non-compliance with the terms of the note payable agreements as of December 31, 2005 and through January 1, 2007.

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

At December 31, 2005 two customers accounted for 27% of accounts receivable. At December 31, 2004, one customer accounted for 10% of accounts receivable.

Cash is maintained in financial institutions which, at times, may exceed Federal Deposit Insurance Corporation insured amounts. However, the Company mitigates its risk by assuring that cash is maintained in high quality credit institutions.

NOTE L - CONTINGENCIES

On April 7, 2005 a lawsuit was filed by Norman K. Best, a former officer of the Company, against SecureCARE Technologies, Inc. The lawsuit is identified as cause number GN501073 and was filed in the 353rd Judicial District Court of Travis County, Texas as "Norman K. Best versus SecureCARE Technologies, Inc." The lawsuit alleges that the Company breached the terms of its agreements with Mr. Best by failing to tender 50,000 shares of common stock of SecureCARE Technologies, Inc. which were granted to him. The Company responded to this

                          SecureCARE Technologies, Inc.

                          NOTES TO FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2005 and 2004

lawsuit on May 13, 2005, by filing a general denial, denying all the allegations raised by the Plaintiff. On July 8, 2005, the Company filed a series of responses to the plaintiff's request for admission. The Company is required to produce all documents related to the plaintiff's request for production by May 2, 2006. As of the date of this filing, the Company has asked the plaintiff for a further extension of this request for production. Although no loss can be estimated in regard to this lawsuit management does not believe that the outcome of this matter will have a material effect on the Company's financial position, operating results or cash flows. However, there can be no assurance that this legal proceeding will not have a material impact.

NOTE M - SUBSEQUENT EVENTS

The Company was notified on January 20, 2006, that it was in default under its master electronic equipment lease primarily due to its failure to pay the base monthly rental payments after October, 2005. On February 20, 2006, the Company returned approximately $300,000 of the hardware and software to the lessor, retaining approximately $14,000 of the original leased property. As of the date of this filing, the Company is working with the lease owner on re-negotiating the lease for the property remaining in the Company's possession and for the amounts owed on the original lease. The notice of default on the lease did not relieve, suspend or waive the Company's continued responsibility for the monthly rental payments for the balance of the initial lease term.

The Company was notified on February 21, 2006, that it was in default under the lease for its principal executive office located in Austin, Texas, due to its failure to timely pay the base monthly rental. The Company was directed to vacate the premises no later than February 28, 2006. The Company vacated the premises on February 28, 2006 and temporarily relocated its principal executive office to an alternative location in Austin, Texas in approximately 300 square feet of leased office space. The company believes that its facilities are adequate for the Company's current operations and that additional leased space can be obtained when its expansion plans commence.

On April 4, 2006, the Company entered into a Loan Agreement (the "Loan Agreement") with Euro Financial Fidelity, Inc. ("EFF") which provides for a loan to the Company of $7,000,000 by June 15, 2006 (the "Loan"). The Loan will be represented by a ten year, 6% promissory note (the "Note") providing for quarterly payments of accrued interest only commencing April 1, 2007 and a balloon payment of all accrued interest and principal on April 1, 2016. The Loan Agreement restricts the Company's use of the Loan proceeds to certain items agreed to by the Company and EFF. Payment of the Note and performance by the Company under the terms of the Loan Agreement are secured by 1,000 shares of newly authorized Series C Contingently Convertible Preferred Stock (the "Series C Preferred Stock"). Each share of Series C Preferred Stock is convertible into 56,000 shares of the Company's Common Stock (an aggregate of 56,000,000 shares) upon the Company's default under the Note and Loan Agreement, but otherwise has no voting rights, no rights to receive dividends nor any liquidation preference. Since the Company does not have sufficient shares of its common stock authorized to meet this contingent obligation, the Company agreed in the Loan Agreement to increase its authorized shares of common stock at its next shareholders' meeting. The Company will also take such actions as are required to timely register the shares which are contingently issuable upon conversion of the Series C Preferred Stock. Upon repayment of the Loan, the Series C Preferred Stock will have no further rights. The issuance of the Series C Preferred Stock was exempt from registration by reason of Section 4(2) of the Securities Act of 1933, as amended, as not involving any public offering. As of the date of this filing the Loan has not been funded.

As of March 2, 2006, the Company is in default on the principle amount of $520,000 in a series of 7.5% Senior Subordinated Notes Payable, issued to a group of seven investors in February and March of 2004. In addition, accrued interest on these notes as of March 2, 2006 was approximately $80,000. The notes may be extended at the option of the Company for an additional six months. If the notes are extended, the Company must issue one share of Common Stock for each $4.00 principal and accrued interest on the Notes that are extended, or a total of approximately 150,000 shares of Common Stock. As of the date of this filing, the Company has not elected the option of extending the notes for an additional six months.