Form 10QSB
period 2006-03-31
SECURECARE TECHNOLOGIES INC
filed 2006-06-13
CIK 18530

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended March 31, 2006
                           Commission File No. 0-29804

                          SecureCARE Technologies, Inc.
               (Exact name of registrant as specified in charter)

                                     Nevada
            (State or jurisdiction of incorporation or organization)

                                   82-0255758
                      (I.R.S. Employer Identification No.)

          3755 Capital of Texas Highway, Suite 160E Austin, Texas 78704
                    (Address of principal executive offices)

                                 (512) 228-3932
                (Issuer's telephone number, including area code)


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

As of April 30, 2006, there were 20,304,000 shares of Common Stock, $.001 par value of the registrant issued and outstanding.

Transitional Small Business Disclosure Format (check one) YES [ ] NO [X]

                          SECURECARE TECHNOLOGIES, INC.
                                   FORM 10-QSB
                                    CONTENTS

                                                                                           Page No.
                                                                                           --------
PART I          FINANCIAL INFORMATION

      Item 1.   Financial Statements

                Balance Sheets at March 31, 2006(unaudited) and
                December 31, 2005                                                                2

                Statements of Operations (unaudited) for the three months
                ended March 31, 2006 and 2005                                                    3

                Statements of Cash Flows (unaudited) for the three months
                ended March 31, 2006 and 2005                                                    4

                Notes to Interim Financial Statements (unaudited)                                5

      Item 2.   Management's Discussion and Analysis of Financial Condition and Results
                of Operations                                                                   11

      Item 3.   Controls and Procedures                                                         15


PART II         OTHER INFORMATION

      Item 1.   Legal Proceedings                                                               15

      Item 2.   Changes in Securities and Use of Proceeds                                       15

      Item 3.   Defaults Upon Senior Securities                                                 15

      Item 4.   Submission of Matters to a Vote of Security Holders                             15

      Item 5.   Other Information                                                               15

      Item 6.   Exhibits and Reports on Form 8-K                                                15


SIGNATURES                                                                                      16

CERTIFICATIONS                                                                                  17

                          SECURECARE TECHNOLOGIES, INC.
                                 BALANCE SHEETS
                March 31, 2006 (Unaudited) and December 31, 2005


                                     ASSETS
                                     ------

                                                                                  2006
                                                                              (Unaudited)         2005
                                                                              ------------    ------------
Current assets
    Cash and cash equivalents                                                 $      6,478    $      3,400
    Accounts receivable - trade, net of allowance for doubtful
       accounts of $10,000 and $5,000, respectively                                 31,758          42,936
    Prepaid expenses                                                                    --          14,905
                                                                              ------------    ------------
         Total current assets                                                       38,236          61,241

Property and equipment, net of accumulated depreciation of
    $382,864 and $361,490, respectively                                             72,448          93,822
Deferred financing fees, net of accumulated amortization of $84,546 and
    $79,032, respectively                                                               --           5,514
Deposits                                                                             5,851          97,830
                                                                              ------------    ------------

         Total assets                                                         $    116,535    $    258,407
                                                                              ============    ============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT
                      -------------------------------------

Current Liabilities
    Current portion of notes payable, including $163,347 and $136,123 to a related party, respectively, net of debt discount of $8,973
       and $14,164, respectively                                              $  1,437,874    $  1,355,459
    Accounts payable - trade                                                       262,830         222,888
    Accrued payroll                                                                265,236         222,436
    Accrued payroll tax liabilities                                                173,240         170,918
    Deferred revenue                                                                 9,207          16,183
    Accrued interest, including $44,296 to related parties                         213,672         161,337
    Other accrued liabilities                                                      213,145         111,629
                                                                              ------------    ------------
         Total current liabilities                                               2,575,204       2,260,850

Related party notes payable, less current portion                                  381,143         408,367

Other non-current liabilities                                                       53,552              --

Commitments and contingencies

Shareholders' deficit
    Preferred stock - $0.001 par value; 15,000,000 shares authorized:
    Series A preferred stock - 1,955,000 shares issued and outstanding
       (liquidation preference of $1.00 per share)                                   1,955           1,955
    Series B preferred stock - 1,427,273 shares issued and outstanding
       (liquidation preference of $1.10 per share)                                   1,427           1,427
    Common stock - $0.001 par value;  50,000,000 shares authorized,
      20,304,000 and 20,004,000 shares issued and outstanding, respectively         20,304          20,004
    Additional paid-in capital                                                  12,724,223      12,630,770
    Receivable for the purchase of equity                                           (2,000)         (2,000)
    Accumulated deficit                                                        (15,639,273)    (15,062,966)
                                                                              ------------    ------------
         Total shareholders' deficit                                            (2,893,364)     (2,410,810)
                                                                              ------------    ------------

         Total liabilities and shareholders' deficit                          $    116,535    $    258,407
                                                                              ============    ============

The accompanying notes are an integral part of these financial statements.

                          SECURECARE TECHNOLOGIES, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)
               For the Three Months Ended March 31, 2006 and 2005


                                                                      2006            2005
                                                                  ------------    ------------
Revenues                                                          $     90,968    $     67,768

Operating expenses
   Cost of revenues                                                     78,306         190,448
   Selling, general and administrative                                 370,479         511,978
   Loss on lease settlement                                            152,141              --
                                                                  ------------    ------------

   Operating loss                                                     (509,958)       (634,658)

Other expense
   Interest expense (including $6,644 and $6,644 to a
      related party, respectively)                                     (66,349)        (40,511)
                                                                  ------------    ------------

   Net loss                                                           (576,307)       (675,169)
   Deemed dividend upon issuance of convertible preferred stock             --        (198,401)
                                                                  ------------    ------------

Net loss available to common shareholders                         $   (576,307)   $   (873,570)
                                                                  ============    ============

Net loss per common share - basic and diluted                     $      (0.03)   $      (0.04)
                                                                  ============    ============

Weighted average number of common shares outstanding - basic
  and diluted                                                       20,224,000      20,004,000
                                                                  ============    ============

The accompanying notes are in integral part of these financial statements.

                          SECURECARE TECHNOLOGIES, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
               For the Three Months Ended March 31, 2006 and 2005


                                                                  2006            2005
                                                              ------------    ------------
Cash flows from operating activities
    Net loss                                                  $   (576,307)   $   (675,169)
    Adjustments to reconcile net loss to net cash used
      in operating activities:
       Depreciation and amortization                                21,374          14,291
       Bad debt expense                                              5,000              --
       Common stock issued for services                             75,000              --
       Stock compensation expense                                   65,625              --
       Loss on lease settlement                                    152,141              --
       Amortization of deferred financing fees                       5,514          11,092
       Amortization of debt discount                                 8,319          10,250
       Increases and decreases in working capital accounts:
       Accounts receivable - trade                                   6,178          (7,153)
       Prepaid Expenses                                             14,905          11,363
       Deposits                                                     32,740              --
       Deferred revenue                                             (6,976)             --
       Accounts payable - trade                                     39,942         (30,664)
       Accrued liabilities                                         159,623          13,008
                                                              ------------    ------------
            Cash flows provided by operating activities              3,078        (652,982)


Cash flows from financing activities
    Payments on notes payable                                           --         (12,500)
    Proceeds from issuance of preferred stock                           --         846,944
                                                              ------------    ------------
       Cash flows provided by financing activities                      --         834,444

Net increase in cash and cash equivalents                            3,078         181,462

Cash and cash equivalents, beginning of period                       3,400          50,847
                                                              ------------    ------------

Cash and cash equivalents, end of period                      $      6,478    $    232,309
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

BASIS OF PRESENTATION

The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the financial information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Results of operations for the three-month period ended March 31, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.

GOING CONCERN

The financial statements for the three months ended March 31, 2006 were prepared on the assumption that the Company will continue as a going concern. The Company sustained a net loss of $576,307 for the three months ended March 31, 2006. The Company has accumulated losses through March 31, 2006 of $15,639,273. Net cash flows from operating activities for the three-month period ended March 31, 2006 totaled $3,078. Total liabilities at March 31, 2006 of $3,009,899 exceed total assets of $116,535. As of the date of this report, the Company is unable to meet all of its short-term obligations because of shortages of cash. The Company's continued existence depends upon the success of management's efforts to raise additional capital necessary to meet the Company's obligations as they come due, and to obtain sufficient capital to execute its business plan. The Company intends to obtain capital primarily through issuances of debt or equity. There can be no degree of assurance that the Company will be successful in completing additional financing transactions. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its intended business objectives. The accompanying unaudited financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or classification of liabilities which may result from the inability of the Company to continue as a going concern.

NOTE 2.  SUMMARY OF SIGNFICANT ACCOUNTING PRINCIPLES

REVENUE RECOGNITION

The Company derives its revenues from the following home healthcare provider sources - recurring monthly service fees, one-time training and set-up fees and integration and customization services as contracted. The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104). SAB 104 generally requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered;
(3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the fee charged for services rendered and the collectibility of those fees. Should changes in conditions cause management to determine these criteria are not met for certain sales, revenue recognized for any reporting period could be adversely affected. In instances when any one of the four criteria is not met, the Company will either defer recognition of the monthly service fees until the criteria are met or will recognize the recurring monthly service fees on a ratable basis. Recognition of revenue resulting from one-time training and set-up fees, which is billed upfront, is deferred and amortized over the life of the corresponding arrangements and is included in deferred revenue in the accompanying financial statements.

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

STOCK-BASED COMPENSATION

On January 1, 2006, the Company adopted the modified prospective method of SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"), which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 123R supersedes APB Opinion No. 25, and amends SFAS No. 95, "Statement of Cash Flows". SFAS No. 123R requires that all share-based payments to employees, including the grant of employee stock options, be recognized in the income statement based on their fair values. Under the modified prospective application, SFAS No. 123R is applied to new awards and awards modified, repurchased or cancelled after the effective date. Compensation cost for the portion of awards for which requisite service has not been rendered that are outstanding as of the effective date is recognized as the requisite service is rendered on or after the effective date. The compensation cost for the portion of awards is based on the grant date fair value of those awards as calculated for pro-forma disclosure under SFAS No. 123. The Company's financial statements for the first quarter of 2006 reflect the impact of adopting SFAS No. 123R. In accordance with the modified prospective method, the Company's financial statements for the prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R.

Stock-based compensation expense recognized during the period is based on the value of the portion of the stock-based payment awards that is ultimately expected to vest. As stock-based compensation expense recognized in the statement of operations for the first quarter of 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The adoption of SFAS No. 123R will require the Company to record material non-cash stock compensation expenses. While the adoption of SFAS No. 123R is not expected to have a substantial effect on the Company's financial condition or cash flows, it is expected to have a significant effect on the Company's result of operations. The future impact of the adoption of SFAS No. 123R cannot be currently predicted as it will depend on the Company's future decisions to issue share-based payments.

Prior to January 1, 2006, the Company accounted for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and complied with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure -- an Amendment of FASB Statement No. 123". Under APB Opinion No. 25, compensation expense for employees is based on the excess, if any, on the date of grant, of the fair value of the Company's stock over the exercise price and is recognized on a straight-line basis over the vesting term of the option.

The Company accounts for equity instruments issued to non-employees based upon the fair value of the awards. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty's performance is complete or the date on which it is probable that performance will occur.

The Board of Directors of the Company approved the SecureCARE Technologies, Inc. 2004 Stock Option Plan on December 3, 2004. The Company has reserved 2,000,000 shares of common stock for issuance under this Plan. The exercise price of each option granted may not be less than the fair market value of common stock at the date of grant, without prior approval of the Board of Directors. Options are exercisable according to the terms set out in the option agreement, not to exceed ten years. As March 31, 2006 the Company had 892,248 options outstanding, of which 604,340 were exercisable. All options granted by the Company are restricted stock awards under rules promulgated by the Securities and Exchange Commission

The Company adopted SFAS No. 123R using the modified prospective transition method beginning January 1, 2006. Accordingly, during the three month period ended March 31, 2006, the Company recorded stock-based compensation expense for options granted prior to, but not yet vested, as of January 1, 2006, as if the fair value method required for pro forma disclosure under SFAS No. 123 were in effect for expense recognition purposes, adjusted for estimated forfeitures. There were no new options issued during the three months ended March 31, 2006. As SFAS No. 123R requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock based compensation for the three months ended March 31, 2006 has been reduced for estimated forfeitures. The impact on the Company's results of operations of recording stock-based compensation for the three month period ended March 31, 2006 was as follows:

                                                                                   ----------------
                                                                                  Three Months Ended
                                                                                    March 31, 2006
                                                                                   ----------------
         Selling, general and administrative                                       $         65,625
                                                                                   ----------------

         Impact on net loss to common shareholders                                 $         65,625
                                                                                   ================

         Impact on net loss per share to common shareholders (basic and diluted)   $         (0.003)
                                                                                   ================

The Company calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for each respective period:

                                                    Three Months Ended March 31,
                                                       2006            2005
                                                   ------------    ------------
                Risk-free interest rates                 5%               5%
                Expected lives                         4 years          4 years
                Dividend                                 0%               0%
                Expected volatility                     100%             100%
                Weighted average volatility             100%             100%

The following table summarizes the activity under the Plan for the three months ended March 31, 2006:

                                                                                     2004 Stock Incentive Plan
                                                            ------------------------------------------------------------------------

                                                                                                        Weighted
                                                                                     Weighted            Average        Aggregate
                                                                                      Average           Remaining       Intrinsic
                                                                      Shares       Exercise Price   Contractual Term      Value
                                                            ------------------------------------------------------------------------
Outstanding at January 1, 2006                                       1,349,608      $      1.01        0.81 years
Granted                                                                     --
Exercised                                                                   --
Cancelled                                                             (457,359)     $      1.01
                                                            -------------------
Outstanding at March 31, 2006                                          892,249      $      1.01        0.71 years        $      --
                                                            ===================
Vested and expected to vest at March 31, 2006                          750,000      $      1.00        0.75 years        $      --
Options exercisable at March 31, 2006                                  604,340      $      1.02        0.64 years        $      --

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company's common stock, $0.25, at March 31, 2006. No options were "in-the-money" at March 31, 2006. No options were exercised during the three months ended March 31, 2006.

As of March 31, 2006 there was approximately $175,000 of total unrecognized compensation cost related to unvested options. The cost is expected to be recognized over a weighted-average period of 0.75 years.

Prior to the adoption of SFAS No. 123R, the Company provided the disclosures required under SFAS No. 123, as amended by SFAS No.148. Employee stock-based compensation expense recognized under SFAS No. 123R was not reflected in the Company's result of operations for the three months ended March 31, 2005 for employee stock option awards as all options were granted with an exercise price equal to the market value of the underlying common stock on the date of grant. Previously reported amounts have not been restated.

If the Company had recognized compensation expense on a straight-line basis over the vesting term of the options based upon the fair value at the grant date for options granted to employees, officers and directors during the three months ended March 31, 2005 the pro forma effect on net loss attributable to common shareholders and net loss per share attributable to common shareholders would have been as follows:

                                                                        --------------
                                                                      Three Months Ended
                                                                        March 31, 2005
                                                                        --------------
         Net loss to common shareholders as reported                    $     (873,570)
         Deduct: Stock-based employee compensation expense determined
            under fair value based method                                     (128,074)
                                                                        --------------

         Pro forma net loss                                             $   (1,001,644)
                                                                        ==============

         Net loss per share to common shareholders:
           As reported - basic and diluted                              $        (0.04)
                                                                        ==============

           Pro forma - basic and diluted                                $        (0.05)
                                                                        ==============

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

NOTE 3. NOTES PAYABLE

Notes payable at March 31, 2006 and December 31, 2005 consist of the following:

                                                                            2006                         2005
                                                                 --------------------------   --------------------------
                                                                  Short Term     Long Term     Short Term      Long Term
  Note payable to related party bearing interest at 5%,
      principal and interest due September 30, 2010, secured
      by a security interest in the assets and intellectual
      property of the Company; interest payments in default
      as of September 2, 2004; principal payments in default
      as of October 1, 2005                                      $   163,347    $   381,143   $   136,123    $   408,367

  Note payable to investors bearing flat interest at 60%
      Note originally due September 27, 2005; extended through
      April 27, 2006, unsecured                                       50,000             --        50,000             --

  Note payable to investors bearing interest at 18%
      Note is in default as of October 28, 2005, unsecured            75,000             --        75,000             --

  Note payable to investors bearing interest at 18%
      Note is in default  as of October 29, 2005, unsecured          150,000             --       150,000             --

  Note payable to investors bearing interest at 18%
      Note is in default as of December 2,  2005, unsecured          125,000             --       125,000             --

  Note payable to investors bearing interest at 18%
      Note is in default  as of December 4,  2005, unsecured          50,000             --        50,000             --

  Note payable to investors bearing interest at 18%
      Note is in default  as of December 15,  2005, unsecured         50,000             --        50,000             --

  Note payable to investors bearing interest at 7.5%
      Note is in default  as of February 13, 2006, unsecured         220,000             --       220,000             --

  Note payable to investors bearing interest at 7.5%
      Note is in default  as of March 2, 2006, unsecured             150,000             --       150,000             --

  Note payable to investors bearing interest at 7.5%
      Note is in default  as of March 9, 2006, unsecured             150,000             --       150,000             --

  Note payable to Phoebe Holdings, Inc. at 7.5%,
      Note is in default  as of May 1, 2005, unsecured                63,500             --        63,500             --

Convertible bridge note payable bearing interest at 12%
      Principal and interest due October 31, 2006, unsecured          50,000             --        50,000             --

Convertible bridge note payable bearing interest at 12%
      Principal and interest due November 6, 2006, unsecured          25,000             --        25,000             --

Convertible bridge note payable bearing interest at 12%
      Principal and interest due November 7, 2006, unsecured          25,000             --        25,000             --

Convertible bridge note payable bearing interest at 12%
      Principal and interest due November 21, 2006, unsecured         50,000             --            --             --

Convertible bridge note payable bearing interest at 12%
      Principal and interest due November 24, 2006, unsecured         40,000             --        40,000             --

Convertible bridge note payable bearing interest at 12%
      Principal and interest due November 28, 2006, unsecured         10,000             --        10,000             --
                                                                 -----------    -----------   -----------    -----------

                                                                   1,446,847        381,143     1,369,623        408,367

      Less: unamortized debt discount                                 (8,973)            --       (14,164)            --

                                                                 -----------    -----------   -----------    -----------
      Total notes payable                                        $ 1,437,874    $   381,143   $ 1,355,459    $   408,367
                                                                 ===========    ===========   ===========    ===========

As of March 2, 2006, the Company is in default on the principle amount of $520,000 in a series of 7.5% Senior Subordinated Notes Payable, issued to a group of seven investors in February and March of 2004. In addition, accrued interest on these notes as of March 2, 2006 was approximately $80,000. The notes may be extended at the option of the Company for an additional six months. If the notes are extended, the Company must issue one share of Common Stock for each $4.00 principal and accrued interest on the Notes that are extended, or a total of approximately 150,000 shares of Common Stock. As of the date of this filing, the Company has not elected the option of extending the notes for an additional six months

In October 2005, in conjunction with $150,000 in 12% convertible bridge notes payable issued pursuant to agreement with Argilus Capital Partners, the Company issued 30,000 warrants to purchase one share of common stock at a price equal to the lesser of 75% of the per share purchase price on the closing date or $0.75 per share. These warrants were valued at a range of $0.313 to $0.424 per warrant resulting in a total fair value of $10,323. This amount was recorded as a debt discount and is being amortized as a component of interest expense over the life of the notes (thirteen months).

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

Future maturities of notes payable at March 31, 2006 are as follows:

                2006              1,446,847
                2007                108,898
                2008                108,898
                2009                108,898
                2010                 54,449
                                -----------

                Total           $ 1,827,990
                                ===========


NOTE 4. SHAREHOLDERS' DEFICIT

On January 24, 2006 the Company entered into a consulting agreement with an individual, Howard Alweil, (the "Consultant") for services related to locating qualified executive personnel and reviewing the implementation strategy of the Company's public relations and marketing efforts. As compensation for those services, the Company agreed to issue the consultant 300,000 registered shares of the Company's common stock, to be registered under a Registration Statement on Form S-8 or any other available form as soon as was practicable after the execution and delivery of the consulting agreement. Accordingly, the Company filed a Form S-8 Registration Statement Under the Securities Act of 1933 on February 10, 2006. The Company recorded $75,000 in financial consulting expenses related to the issuance of the 300,000 shares of common stock which were valued at $0.25 per share on January 24, 2006.

NOTE 5.  LOSS ON LEASE SETTLEMENT EXPENSES

The Company was notified on January 20, 2006, that it was in default under its master electronic equipment lease primarily due to its failure to pay the base monthly rental payments after October, 2005. On February 20, 2006, the Company returned approximately $300,000 of the hardware and software to the lessor, retaining approximately $14,000 of the original leased property. The notice of default on the lease did not relieve, suspend or waive the Company's continued responsibility for the monthly rental payments for the balance of the initial lease term. As of February 20, 2006, the Company had approximately $59,000 of its original lease deposit amount of $124,717 in tact. The Company has restructured the lease for an additional twenty-four months for the balance of the amount owed on its original lease offset by credit given for the lease deposit of $59,000. The restructured balance totals $107,102 and the Company expects to commence payments on the restructured lease in June 2006. Accordingly, in conjunction with the restructured lease, the Company recorded a loss on lease settlement in the first quarter of 2006 totaling $166,341 to reflect the complete consumption of the lease deposit of $59,239 and the remaining lease liability of $107,102.

The Company was notified on February 21, 2006, that it was in default under the lease for its principal executive office located in Austin, Texas, due to its failure to timely pay the base monthly rental. The Company was directed to vacate the premises no later than February 28, 2006. The Company vacated the premises on February 28, 2006 and temporarily relocated its principal executive office to an alternative location in Austin, Texas in approximately 300 square feet of leased office space. The lessor has agreed to extinguish the lease and will require the Company to pay its outstanding base monthly rental amounts owed through February 28, 2006, totaling $47,433, including applicable late fees. Because the original lease was a three-year, sliding scale square-footage rate lease, and the square-footage rates increased in years two and three, as of February 28, 2006 the Company had recorded $14,200 in additional rent expense to average out the three-year total rent expense. Because the lessor agreed to extinguish the lease as of February 28, 2006 the Company reversed its additional rent expense accrual of $14,200, resulting in a reduction in the loss on lease settlement recognized in the first quarter of 2006.

NOTE 6.  SUBSEQUENT EVENT

On April 4, 2006, the Company entered into a Loan Agreement (the "Loan Agreement") with Euro Financial Fidelity, Inc. ("EFF") which provides for a loan to the Company of $7,000,000 by June 15, 2006 (the "Loan"). The Loan will be represented by a ten year, 6% promissory note (the "Note") providing for quarterly payments of accrued interest only commencing April 1, 2007 and a balloon payment of all accrued interest and principal on April 1, 2016. The Loan Agreement restricts the Company's use of the Loan proceeds to certain items agreed to by the Company and EFF. Payment of the Note and performance by the Company under the terms of the Loan Agreement are secured by 1,000 shares of newly authorized Series C Contingently Convertible Preferred Stock (the "Series C Stock"). Each share of Series C Stock is convertible into 56,000 shares of the Company's Common Stock (an aggregate of 56,000,000 shares) upon the Company's default under the Note and Loan Agreement, but otherwise has no voting rights, no rights to receive dividends nor any liquidation preference. Since the Company does not have sufficient shares of its common stock authorized to meet this contingent obligation, the Company agreed in the Loan Agreement to increase its authorized shares of common stock at its next shareholders' meeting. The Company will also take such actions as are required to timely register the shares which are contingently issuable upon conversion of the Series C Preferred. Upon repayment of the Loan, the Series C Stock will have no further rights. The issuance of the Series C Stock was exempt from registration by reason of Section 4(2) of the Securities Act of 1933, as amended, as not involving any public offering. As of the date of this filing the Loan has not been funded.

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

REVENUE RECOGNITION

The Company derives its revenues from the following home healthcare provider sources - recurring monthly service fees, one-time training and set-up fees and integration and customization services as contracted. The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104). SAB 104 generally requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered;
(3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the fee charged for services rendered and the collectibility of those fees. Should changes in conditions cause management to determine these criteria are not met for certain sales, revenue recognized for any reporting period could be adversely affected. In instances when any one of the four criteria is not met, the Company will either defer recognition of the monthly service fees until the criteria are met or will recognize the recurring monthly service fees on a ratable basis. Recognition of revenue resulting from one-time training and set-up fees, which are billed upfront, is deferred and amortized over the life of the corresponding arrangements and is included in deferred revenue in the accompanying financial statements.

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

STOCK-BASED COMPENSATION

On January 1, 2006, the Company adopted the modified prospective method of SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"), which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 123R supersedes APB Opinion No. 25, and amends SFAS No. 95, "Statement of Cash Flows". SFAS No. 123R requires that all share-based payments to employees, including the grant of employee stock options, be recognized in the income statement based on their fair values. Under the modified prospective application, SFAS No. 123R is applied to new awards and awards modified, repurchased or cancelled after the effective date. Compensation cost for the portion of awards for which requisite service has not been rendered that are outstanding as of the effective date is recognized as the requisite service is rendered on or after the effective date. The compensation cost for the portion of awards is based on the grant date fair value of those awards as calculated for pro-forma disclosure under SFAS No. 123. The Company's financial statements for the first quarter of 2006 reflect the impact of adopting SFAS No. 123R. In accordance with the modified prospective method, the Company's financial statements for the prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R.

Stock-based compensation expense recognized during the period is based on the value of the portion of the stock-based payment awards that is ultimately expected to vest. As stock-based compensation expense recognized in the statement of operations for the first quarter of 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The adoption of SFAS No. 123R will require the Company to record material non-cash stock compensation expenses. While the adoption of SFAS No. 123R is not expected to have a substantial effect on the Company's financial condition or cash flows, it is expected to have a significant effect on the Company's result of operations. The future impact of the adoption of SFAS No. 123R cannot be currently predicted as it will depend on the Company's future decisions to issue share-based payments.

Prior to January 1, 2006, the Company accounted for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and complied with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure -- an Amendment of FASB Statement No. 123". Under APB Opinion No. 25, compensation expense for employees is based on the excess, if any, on the date of grant, of the fair value of the Company's stock over the exercise price and is recognized on a straight-line basis over the vesting term of the option.

The Company accounts for equity instruments issued to non-employees based upon the fair value of the awards. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty's performance is complete or the date on which it is probable that performance will occur.

RESULTS OF OPERATIONS

Three months ended March 31, 2006 compared to three months ended March 31, 2005

Revenues for the three months ended March 31, 2006 were $90,968 compared to $67,768 for the three months ended March 31, 2005. This 35% increase in sales reflects the strong marketplace momentum that the Company experienced throughout year 2005. The Company had 97 signed and billable provider locations at March 31, 2005.

The strong marketplace momentum the Company experienced throughout year 2005 was slowed in the first quarter of 2006 by actions the Company was required to take on December 9, 2005, when it implemented a staff reduction of approximately sixteen employees in what is expected to be a temporary cost reduction in response to the failure of Argilus LLC, an investment banking firm located in Pittsford, NY, to provide operating and growth capital, as contracted for in late September of 2005. The Company intends to secure a replacement banking or investment partner and it downsized its cost structure to preserve its value and operate from its current sales revenues during this interim period. A cost contained operating plan, including four full-time employees and additional part-time resources, was implemented to support the Company's physician and home healthcare provider customer base and to maintain its technology platform. As additional investment capital is attracted, the Company will resume its aggressive marketing, sales and product development initiatives. The Company has implemented a personnel and cost reduction program that reduced its monthly cash requirements by approximately $200,000.

Management believes that revenues will grow significantly over the next twelve to eighteen months if the Company is able to raise the additional capital required to execute its marketing and sales strategy. To that end, on April 4, 2006, the Company entered into a Loan Agreement (the "Loan Agreement") with Euro Financial Fidelity, Inc. ("EFF") which provides for a loan to the Registrant of $7,000,000 by June 15, 2006 (the "Loan"). The Loan will be represented by a ten year, 6% promissory note (the "Note") providing for quarterly payments of accrued interest only commencing April 1, 2007 and a balloon payment of all accrued interest and principal on April 1, 2016. The Loan Agreement restricts the Company's use of the Loan proceeds to certain items agreed to by the Company and EFF. Payment of the Note and performance by the Company under the terms of the Loan Agreement are secured by 1,000 shares of newly authorized Series C Contingently Convertible Preferred Stock (the "Series C Stock"). Each share of Series C Stock is convertible into 56,000 shares of the Company's Common Stock (an aggregate of 56,000,000 shares) upon the Company's default under the Note and Loan Agreement, but otherwise has no voting rights, no rights to receive dividends nor any liquidation preference. Since the Company does not have sufficient shares of its common stock authorized to meet this contingent obligation, the Company agreed in the Loan Agreement to increase its authorized shares of common stock at its next shareholders' meeting. The Company will also take such actions as are required to timely register the shares which are contingently issuable upon conversion of the Series C Preferred. Upon repayment of the Loan, the Series C Stock will have no further rights. The issuance of the Series C Stock was exempt from registration by reason of Section 4(2) of the Securities Act of 1933, as amended, as not involving any public offering. As of the date of this filing the Loan has not been funded.

Costs of revenues were $78,306 for the three months ended March 31, 2006 compared to $190,448 for the three months ended March 31, 2005. This 59% decrease in cost of revenues was primarily attributable to the staff reductions the Company implemented in December 2005 resulting in lower salaries and benefits and other employee-related expenses of $106,000 and lower custom form design expenses of $12,000. Partially offsetting these lower expenses was higher depreciation expense of $7,000. In February 2005, the Company commenced depreciating approximately $170,000 in internal use software development costs.

Selling, general and administrative expenses were $370,479 for the three months ended March 31, 2006 compared to $511,978 for the three months ended March 31, 2005. This 28% decrease in expenses was primarily attributable to the staff reductions the Company implemented in December 2005 resulting in lower salaries and benefits and other employee-related expenses of $108,000 and lower travel and entertainment expenses of $47,000. The Company also recognized approximately $65,000 in stock compensation expense for stock options vested during the first quarter of 2006 due to its adoption of SFAS No. 123R using the modified prospective transition method. Marketing Consulting costs were $30,000 lower in 2006 because in its efforts to cut costs, the Company no longer retained outside marketing consulting resources. Other marketing costs, including press release expenses and web-site development expenses were approximately $10,000 lower in 2006. Other corporate general and administrative expenses, including legal expenses, building rent, insurance, telephone, cellular phone and postage expenses decreased $48,000 in 2006. Partially offsetting these lower expenses were higher financial consulting expenses of $42,000. On January 24, 2006 the Company entered into a consulting agreement with an individual, Howard Alweil, (the "Consultant") for services related to locating qualified executive personnel and reviewing the implementation strategy of the Company's public relations and marketing efforts. As compensation for those services, the Company agreed to issue to the Consultant 300,000 registered shares of the Company's common stock, to be registered under a Registration Statement on Form S-8 or any other available form as soon as was practicable after the execution and delivery of the consulting agreement. Accordingly, the Company filed a Form S-8 Registration Statement Under the Securities Act of 1933 on February 10, 2006. In the first quarter of 2006, the Company recorded $75,000 in financial consulting expenses related to the issuance of the 300,000 shares of common stock which were valued at $0.25 per share on January 24, 2006.

Management expects that operating expenses will increase over the next twelve to eighteen months if the Company is able to raise the additional capital required to make the necessary investments in technology enhancements and in its planned marketing, sales and support programs.

Loss on lease settlement expenses totaled $152,141 for the three months ended March 31, 2006.

The Company was notified on January 20, 2006, that it was in default under its master electronic equipment lease primarily due to its failure to pay the base monthly rental payments after October, 2005. On February 20, 2006, the Company returned approximately $300,000 of the hardware and software to the lessor, retaining approximately $14,000 of the original leased property. The notice of default on the lease did not relieve, suspend or waive the Company's continued responsibility for the monthly rental payments for the balance of the initial lease term. As of February 20, 2006, the Company had approximately $59,000 of its original lease deposit amount of $124,717 in tact. The Company has restructured the lease for an additional twenty-four months for the balance of the amount owed on its original lease offset by credit given for the lease deposit of $59,000. The restructured balance totals $107,102 and the Company expects to commence payments on the restructured lease in June 2006. Accordingly, in conjunction with the restructured lease, the Company recorded a loss on lease settlement in the first quarter of 2006 totaling $166,341 to reflect the complete consumption of the lease deposit of $59,239 and the remaining lease liability of $107,102.

The Company was notified on February 21, 2006, that it was in default under the lease for its principal executive office located in Austin, Texas, due to its failure to timely pay the base monthly rental. The Company was directed to vacate the premises no later than February 28, 2006. The Company vacated the premises on February 28, 2006 and temporarily relocated its principal executive office to an alternative location in Austin, Texas in approximately 300 square feet of leased office space. The lessor has agreed to extinguish the lease and will require the Company to pay its outstanding base monthly rental amounts owed through February 28, 2006, totaling $47,433, including applicable late fees. Because the original lease was a three-year, sliding scale square-footage rate lease, and the square-footage rates increased in years two and three, as of February 28, 2006 the Company had recorded $14,200 in additional rent expense to average out the three-year total rent expense. Because the lessor agreed to extinguish the lease as of February 28, 2006 the Company reversed its additional rent expense accrual of $14,200, resulting in a reduction in the loss on lease settlement recognized in the first quarter of 2006.

Interest expense for the three months ended March 31, 2006 was $66,349 compared to $40,511 in 2005. Higher interest expense in 2006, was primarily attributable to a higher debt load, resulting from notes payable the Company issued in the second, third and fourth quarters of 2005.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows from operating activities for the three-month period ended March 31, 2006 totaled $3,078. Net cash used by operating activities for the three-month period ended March 31, 2005 was $652,982. The decrease in net cash used by operating activities in 2006 primarily resulted from the staff reductions the Company implemented in December 2005.

Net cash provided by financing activities was $0 for the three months ended March 31, 2006. Net cash provided by financing activities was $834,444 for three months ended March 31, 2005 and consisted primarily of proceeds from issuance of its Series B Convertible Preferred Stock.

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

The financial statements for the three months ended March 31, 2006 were prepared on the assumption that the Company will continue as a going concern. The Company sustained a net loss of $576,307 for the three months ended March 31, 2006. The Company has accumulated losses through March 31, 2006 of $15,639,273. Net cash flows from operating activities for the three-month period ended March 31, 2006 totaled $3,078. Total liabilities at March 31, 2006 of $3,009,899 exceed total assets of $116,535. As of the date of this report, the Company is unable to meet all of its short-term obligations because of shortages of cash. The Company's continued existence depends upon the success of management's efforts to raise additional capital necessary to meet the Company's obligations as they come due, and to obtain sufficient capital to execute its business plan. The Company intends to obtain capital primarily through issuances of debt or equity. There can be no degree of assurance that the Company will be successful in completing additional financing transactions. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its intended business objectives. The accompanying unaudited financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or classification of liabilities which may result from the inability of the Company to continue as a going concern.

RELATED PARTY TRANSACTIONS

As of March 31, 2006 and 2005, the Company had principal amounts of $544,490 in notes payable to a related party, Gryphon Opportunities Fund I, LLC. During the three-month periods ended March 31, 2006 and 2005, there were no principal repayments on these notes payable.

At March 31, 2006, the required monthly interest payments on these notes payable, due to commence on September 1, 2004, were not made by the Company to Gryphon Opportunities Fund I, LLC. At March 31, 2006, the required monthly principal payments on these notes payable, due to commence on September 1, 2005, were not made by the Company to Gryphon Opportunities Fund I, LLC. Gryphon Opportunities Fund I, LLC waived the Company's non-compliance with the terms of the note payable agreements as of March 31, 2006 through April 1, 2007.

ITEM 3. CONTROLS AND PRODCECURES

Members of our management, including Neil Burley, our Chief Financial Officer and Principal Accounting and Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of March 31, 2006, the end of the period covered by this report. Based upon that evaluation, Mr. Burley concluded that our disclosure controls and procedures are effective.

INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph
(d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


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



Item 6. Exhibits and Reports on Form 8-K

  a)    EXHIBITS

    31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    32 Certfications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
           Section 906 of the Sarbanes-Oxley Act of 2002


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

                                         SecureCare Technologies, Inc.
                                         (Registrant)


Date:  June 13, 2006                     By: /s/ ROBERT WOODROW
                                             ----------------------------------
                                             Robert Woodrow
                                             President, Chief Executive Officer
                                             And Director


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


NAME                       TITLE

/s/ ROBERT WOODROW         President, Chief Executive        Date: June 13, 2006
------------------------   Officer and Director
Robert Woodrow




/s/ NEIL BURLEY            Chief Financial Officer           Date: June 13, 2006
------------------------   (Principal Financial and
Neil Burley                Accounting Officer)