Form 10QSB
period 2006-06-30
SECURECARE TECHNOLOGIES INC
filed 2006-08-11
CIK 18530

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended June 30, 2006

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

As of July 31, 2006, there were 20,304,000 shares of Common Stock, $.001 par value of the registrant issued and outstanding.

Transitional Small Business Disclosure Format (check one) YES [ ] NO [X]

                          SECURECARE TECHNOLOGIES, INC.
                                   FORM 10-QSB
                                    CONTENTS

                                                                       Page No.
                                                                       --------
PART I          FINANCIAL INFORMATION

      Item 1.   Financial Statements

                Balance Sheets at June 30, 2006 (unaudited) and
                December 31, 2005                                         2

                Statements of Operations (unaudited) for the
                three months ended June 30, 2006 and 2005                 3

                Statements of Operations (unaudited) for the
                six months ended June 30, 2006 and 2005                   4

                Statements of Cash Flows (unaudited) for the
                six months ended June 30, 2006 and 2005                   5

                Notes to Interim Financial Statements (unaudited)         6

      Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations                      13

      Item 3.   Controls and Procedures                                  19


PART II         OTHER INFORMATION

      Item 1.   Legal Proceedings                                        19

      Item 2.   Changes in Securities and Use of Proceeds                19

      Item 3.   Defaults Upon Senior Securities                          19

      Item 4.   Submission of Matters to a Vote of Security Holders      19

      Item 5.   Other Information                                        19

      Item 6.   Exhibits and Reports on Form 8-K                         19


SIGNATURES                                                               20

CERTIFICATIONS                                                           21


                         SECURECARE TECHNOLOGIES, INC.
                                 BALANCE SHEETS
                JUNE 30, 2006 (UNAUDITED) and DECEMBER 31, 2005

                                     ASSETS
                                     ------

                                                                                             2006            2005
                                                                                         ------------    ------------
                                                                                          (Unaudited)
Current assets
    Cash and cash equivalents                                                            $    118,144    $      3,400
    Accounts receivable - trade, net of allowance for doubtful
    accounts of $10,000 and $5,000, respectively                                               21,219          42,936
    Prepaid expenses                                                                               --          14,905
                                                                                         ------------    ------------
         Total current assets                                                                 139,363          61,241

Property and equipment, net of accumulated depreciation of
    $404,238 and $361,490, respectively                                                        51,074          93,822
Deferred financing fees, net of accumulated amortization of $84,546 and
    $79,032, respectively                                                                          --           5,514
Deposits                                                                                        5,852          97,830
                                                                                         ------------    ------------

         Total assets                                                                    $    196,289    $    258,407
                                                                                         ============    ============
                      LIABILITIES AND SHAREHOLDERS' DEFICIT
                      -------------------------------------

   Current Liabilities
    Current portion of notes payable, including $190,572 and
      $136,123 to a related party, respectively, net of
       debt discount of $5,467 and $14,164, respectively                                 $  1,468,604    $  1,355,459
    Accounts payable - trade                                                                  218,339         222,888
    Accrued payroll                                                                           313,371         222,436
    Accrued payroll tax liabilities                                                           157,983         170,918
    Deferred revenue                                                                            3,059          16,183
    Accrued interest                                                                          272,984         161,337
    Advance on letter agreement (See Note 7)                                                  275,000              --
    Other accrued liabilities                                                                 199,034         111,629
                                                                                         ------------    ------------
         Total current liabilities                                                          2,908,374       2,260,850

   Related party notes payable, less current portion                                          353,919         408,367

   Other non-current liabilities                                                               57,517              --

   Commitments and contingencies                                                                   --              --

Shareholders' deficit
    Preferred stock - $0.001 par value; 15,000,000 shares authorized:
    Series A preferred stock - 1,955,000 shares issued and outstanding
       (liquidation preference of $1.00 per share)                                              1,955           1,955
    Series B preferred stock - 1,427,273 shares issued
       and outstanding (liquidation preference of $1.10 per share)                              1,427           1,427
    Common stock - $0.001 par value;  50,000,000 shares authorized,
      20,304,000 and 20,004,000 shares issued and outstanding, respectively                    20,304          20,004
    Additional paid-in capital                                                             12,775,265      12,630,770
    Receivable for the purchase of equity                                                      (2,000)         (2,000)
    Accumulated deficit                                                                   (15,920,472)    (15,062,966)
                                                                                         ------------    ------------
         Total shareholders' deficit                                                       (3,123,521)     (2,410,810)
                                                                                         ------------    ------------
         Total liabilities and shareholders' deficit                                     $    196,289    $    258,407
                                                                                         ============    ============

The accompanying notes are an integral part of these financial statements.


                         SECURECARE TECHNOLOGIES, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)
               FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005

                                                                         2006            2005
                                                                     ------------    ------------
Revenues                                                             $     50,647    $     90,336

Operating expenses
   Cost of revenues                                                        36,402         246,115
   Selling, general and administrative                                    232,453         659,326
                                                                     ------------    ------------

   Operating loss                                                        (218,208)       (815,105)

Other expenses
   Interest expense (including $6,644 and $6,644 to a
       related party, respectively)                                       (62,991)        (36,627)
                                                                     ------------    ------------

   Net loss                                                              (281,199)       (851,732)
   Deemed dividend upon issuance of convertible preferred stock                --          (6,364)
                                                                     ------------    ------------

   Net loss available to common shareholders                         $   (281,199)   $   (858,096)
                                                                     ============    ============
Net loss per common share -
  basic and diluted                                                  $      (0.01)   $      (0.04)
                                                                     ============    ============
Weighted average number of common shares outstanding -
  basic and diluted                                                    20,304,000      20,004,000
                                                                     ============    ============

The accompanying notes are an integral part of these financial statements.


                         SECURECARE TECHNOLOGIES, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)
                FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005


                                                                         2006            2005
                                                                     ------------    ------------
Revenues                                                             $    141,615    $    158,104

Operating expenses
   Cost of revenues                                                       114,708         436,563
   Selling, general and administrative                                    602,932       1,171,304
   Loss on lease settlement                                               152,141              --
                                                                     ------------    ------------

   Operating loss                                                        (728,166)     (1,449,763)

Other expenses
   Interest expense (including $13,289 and $13,289 to a
       related party, respectively)                                      (129,340)        (77,138)
                                                                     ------------    ------------

   Net loss                                                              (857,506)     (1,526,901)
   Deemed dividend upon issuance of convertible preferred stock                --        (204,765)
                                                                     ------------    ------------

   Net loss available to common shareholders                         $   (857,506)   $ (1,731,666)
                                                                     ============    ============
Net loss per common share -
  basic and diluted                                                  $      (0.04)   $      (0.09)
                                                                     ============    ============
Weighted average number of common shares outstanding -
  basic and diluted                                                    20,264,221      20,004,000
                                                                     ============    ============

The accompanying notes are an integral part of these financial statements.


                         SECURECARE TECHNOLOGIES, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
             FOR THE THREE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

                                                                    2006           2005
                                                                ------------   ------------
Cash flows from operating activities
    Net loss                                                    $   (857,506)  $ (1,526,901)
    Adjustments to reconcile net loss to net cash used
      in operating activities:
       Depreciation and amortization                                  42,748         35,666
       Bad debt expense                                               29,491          7,985
       Common stock issued for services                               75,000             --
       Stock compensation expense                                    116,667             --
       Loss on lease settlement                                      152,141             --
       Amortization of deferred financing fees                         5,514         20,089
       Amortization of debt discount                                  11,825         18,000
       Increases and decreases in working capital accounts:
       Accounts receivable - trade                                    (7,774)       (48,092)
       Prepaid Expenses                                               14,905         22,725
       Deposits                                                       32,739             --
       Deferred revenue                                              (13,124)        15,002
       Accounts payable - trade                                       (4,549)        70,431
       Accrued liabilities                                           241,667        185,749
                                                                ------------   ------------
            Cash flows used in operating activities                 (160,256)    (1,199,346)


Cash flows from financing activities
    Payments on notes payable                                             --        (36,499)
    Proceeds from issuance of preferred stock                             --      1,188,193
    Advance on letter agreement                                      275,000             --
                                                                ------------   ------------
       Cash flows provided by financing activities                   275,000      1,151,694
                                                                ------------   ------------

Net increase (decrease) in cash and cash equivalents                 114,744        (47,652)

Cash and cash equivalents, beginning of period                         3,400         50,847
                                                                ------------   ------------

Cash and cash equivalents, end of period                        $    118,144   $      3,195
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

BASIS OF PRESENTATION

The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the financial information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Results of operations for the six-month period ended June 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.

GOING CONCERN

The financial statements for the six months ended June 30, 2006 were prepared on the assumption that the Company will continue as a going concern. The Company sustained a net loss of $857,506 for the six months ended June 30, 2006. The Company has accumulated losses through June 30, 2006 of $15,920,472. Cash used in operating activities for the six-month periods ended June 30, 2006 and 2005 totaled $160,256 and $1,199,346, respectively. Total liabilities at June 30, 2006 of $3,319,810 significantly exceed total assets of $196,289. As of the date of this report, the Company is unable to meet all of its short-term obligations due because of shortages of cash. The Company's continued existence depends upon the success of management's efforts to raise additional capital necessary to meet the Company's obligations as they come due, and to obtain sufficient capital to execute its business plan. The Company intends to obtain capital primarily through issuances of debt or equity. There can be no degree of assurance that the Company will be successful in completing additional financing transactions. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its intended business objectives. The accompanying unaudited financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or classification of liabilities which may result from the inability of the Company to continue as a going concern.

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

SOFTWARE AND SOFTWARE DEVELOPMENT COSTS

The Company capitalizes costs related to computer software developed or obtained for internal use in accordance with the American Institute of Certified Public Accountants Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" and amortizes these costs using the straight-line method over the estimated useful life of the software, generally two to three years.

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

STOCK-BASED COMPENSATION

On January 1, 2006, the Company adopted the modified prospective method of SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"), which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 123R supersedes APB Opinion No. 25, and amends SFAS No. 95, "Statement of Cash Flows". SFAS No. 123R requires that all share-based payments to employees, including the grant of employee stock options, be recognized in the income statement based on their fair values. Under the modified prospective application, SFAS No. 123R is applied to new awards and awards modified, repurchased or cancelled after the effective date. Compensation cost for the portion of awards for which requisite service has not been rendered that are outstanding as of the effective date is recognized as the requisite service is rendered on or after the effective date. The Compensation cost for the portion of awards is based on the grant date fair value of those awards as calculated for pro-forma disclosure under SFAS No. 123. The Company's financial statements as of and for the first quarter of 2006 reflect the impact of adopting SFAS No. 123R. In accordance with the modified prospective method, the Company's financial statements for the prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R.

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

The Board of Directors of the Company approved the SecureCARE Technologies, Inc. 2004 Stock Option Plan on December 3, 2004. The Company has reserved 2,000,000 shares of common stock for issuance under this Plan. The exercise price of each option granted may not be less than the fair market value of common stock at the date of grant, without prior approval of the Board of Directors. Options are exercisable according to the terms set out in the option agreement, not to exceed ten years. At June 30, 2006 the Company had 624,859 options outstanding, of which 571,948 were exercisable. All options granted by the Company are restricted stock awards under rules promulgated by the Securities and Exchange Commission

The Company adopted SFAS No. 123R using the modified prospective transition method beginning January 1, 2006. Accordingly, during the six month period ended June 30, 2006, the Company recorded stock-based compensation expense for options granted prior to, but not yet vested, as of January 1, 2006, as if the fair value method required for pro forma disclosure under SFAS No. 123 were in effect for expense recognition purposes, adjusted for estimated forfeitures. There were no new options issued during the six months ended June 30, 2006. As SFAS No. 123R requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock based compensation expense for the three and six-month periods ended June 30, 2006 totaled $51,042 and $116,667, respectively. The impact on the Company's results of operations of recording stock-based compensation for the three and six-month periods ended June 30, 2006 was as follows:


                                                        Three Months Ended   Six Months Ended
                                                           June 30, 2006      June 30, 2006
                                                           -------------      -------------
Selling, general and administrative                        $      51,042      $     116,667
                                                           -------------      -------------

Impact on net loss to common shareholders                  $      51,042      $     116,667
                                                           =============      =============
Impact on net loss per share to common shareholders
 (basic and diluted)                                       $      (0.003)     $      (0.006)
                                                           -------------      -------------


The Company calculated the fair value of each option award on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for the period ended June 20, 2005. There were no new options issued during the six months ended June 30, 2006.


                                                         Six Months Ended
                                                           June 30, 2005
                                                           -------------
        Risk-free interest rates                                 5%
        Expected lives                                           4 years
        Dividend                                                 0%
        Expected volatility                                     100%
        Weighted average volatility                             100%

The following table summarizes the activity under the Plan for the six month ended June 30, 2006:

                                                                                2004 Stock Incentive Plan
                                                           ----------------------------------------------------------------------
                                                                              Six Months Ended June 30, 2006
                                                           ----------------------------------------------------------------------
                                                                                                 Weighted
                                                                                Weighted         Average
                                                                                Average          Remaining          Aggregate
                                                                Shares       Exercise Price   Contractual Term   Intrinsic Value
                                                           ----------------------------------------------------------------------
Outstanding at January 1, 2006                                 1,349,608      $        1.01          .81 years
Granted                                                               --
Exercised                                                             --
Cancelled                                                       (724,749)     $        1.02
                                                           -------------
Outstanding at June 30, 2006                                     624,859      $        1.00          .43 years      $          --
                                                           =============
Vested and expected to vest at June 30, 2006                     624,859      $        1.00          .43 years      $          --
Options exercisable at June 30, 2006                             571,948      $        1.00          .43 years      $          --

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company's common stock, $0.15, at June 30, 2006. No options were "in-the-money" at June 30, 2006. No options were exercised during the six months ended June 30, 2006 and 2005.

As of June 30, 2006 there was approximately $37,037 of total unrecognized compensation cost related to unvested options. The cost is expected to be recognized over a weighted-average period of 0.43 years.

Prior to the adoption of SFAS No. 123R, the Company provided the disclosures required under SFAS No. 123, as amended by SFAS No.148. Employee stock-based compensation expense recognized under SFAS No. 123R was not reflected in the Company's result of operations for the six months ended June 30, 2005 for employee stock option awards as all options were granted with an exercise price equal to the market value of the underlying common stock on the date of grant. Previously reported amounts have not been restated.

If the Company had recognized compensation expense on a straight-line basis over the vesting term of the options based upon the fair value at the grant date for options granted to employees, officers and directors during the six months ended June 30, 2005 the pro forma effect on net loss attributable to common shareholders and net loss per share attributable to common shareholders would have been as follows:


                                                                   Six Months Ended   Three Months Ended
                                                                    June 30, 2005       June 30, 2005
                                                                    -------------       -------------
Net loss to common shareholders as reported                         $  (1,731,666)      $    (858,096)
Deduct: Stock-based employee compensation expense determined
   under fair value based method                                         (333,513)           (205,439)
                                                                    -------------       -------------

Pro forma net loss                                                  $  (2,065,179)      $  (1,063,535)
                                                                    =============       =============
Net loss per share to common shareholders:
  As reported - basic and diluted                                   $       (0.09)      $       (0.04)
                                                                    =============       =============

  Pro forma - basic and diluted                                     $       (0.10)      $       (0.05)
                                                                    =============       =============

COMMITMENTS AND CONTINGENCIES

On April 7, 2005 a lawsuit was filed by Norman K. Best, a former officer of the Company, against SecureCARE Technologies, Inc. The lawsuit is identified as cause number GN501073 and was filed in the 353rd Judicial District Court of Travis County, Texas as "Norman K. Best versus SecureCARE Technologies, Inc." The lawsuit alleges that the Company breached the terms of its agreements with Mr. Best by failing to tender 50,000 shares of common stock of SecureCARE Technologies, Inc. which were granted to him. The Company responded to this lawsuit on May 13, 2005, by filing a general denial, denying all the allegations raised by the Plaintiff. On July 8, 2005, the Company filed a series of responses to the plaintiff's request for admission. The Company is required to produce all documents related to the plaintiff's request for production by August 14, 2006. Although no loss can be estimated in regard to this lawsuit we do not believe that the outcome of this matter will have a material effect on our financial position, operating results or cash flows. However, there can be no assurance that this legal proceeding will not have a material impact.

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


NOTE 3. NOTES PAYABLE

Notes payable at June 30, 2006 and December 31, 2005 consist of the following:

                                                                                  2006                         2005
                                                                       --------------------------   --------------------------
                                                                       Short Term      Long Term    Short Term      Long Term
                                                                       -----------    -----------   -----------    -----------
  Note payable to related party bearing interest at 5%,
      principal and interest due September 30, 2010, secured
      by a security interest in the assets and intellectual property of the Company; interest payments in default as of
      September 2, 2004; principal payments in default as of
      October 1, 2005                                                  $   190,571    $   353,919   $   136,123    $   408,367

  Note payable to investors bearing flat interest at 60%
      Note is in default as of April 28, 2006, unsecured                    50,000             --        50,000             --

  Note payable to investors bearing interest at 18%
      Note is in default as of October 28, 2005, unsecured                  75,000             --        75,000             --

  Note payable to investors bearing interest at 18%
      Note is in default as of October 29, 2005, unsecured                 150,000             --       150,000             --

  Note payable to investors bearing interest at 18%
      Note is in default as of December 2, 2005, unsecured                 125,000             --       125,000             --

  Note payable to investors bearing interest at 18%
      Note is in default as of December 4, 2005, unsecured                  50,000             --        50,000             --

  Note payable to investors bearing interest at 18%
      Note is in default as of December 15, 2005, unsecured                 50,000             --        50,000             --

  Note payable to investors bearing interest at 7.5%
      Note is in default as of February 13, 2006, unsecured                220,000             --       220,000             --

  Note payable to investors bearing interest at 7.5%
      Note is in default as of March 2, 2006, unsecured                    150,000             --       150,000             --

  Note payable to investors bearing interest at 7.5%
      Note is in default as of March 9, 2006, unsecured                    150,000             --       150,000             --

  Note payable to Phoebe Holdings, Inc. at 7.5%,
      Note is in default as of May 1, 2006, unsecured                       63,500             --        63,500             --

Convertible bridge note payable bearing interest at 12%
      Principal and interest due October 31, 2006, unsecured                50,000             --        50,000             --

Convertible bridge note payable bearing interest at 12%
      Principal and interest due November 6, 2006, unsecured                25,000             --        25,000             --

Convertible bridge note payable bearing interest at 12%
      Principal and interest due November 7, 2006, unsecured                25,000             --        25,000             --

Convertible bridge note payable bearing interest at 12%
      Principal and interest due November 21, 2006, unsecured               50,000             --            --             --

Convertible bridge note payable bearing interest at 12%
      Principal and interest due November 24, 2006, unsecured               40,000             --        40,000             --

Convertible bridge note payable bearing interest at 12%
      Principal and interest due November 28, 2006, unsecured               10,000             --        10,000             --
                                                                       -----------    -----------   -----------    -----------

                                                                         1,474,071        353,918     1,369,623        408,367

      Less: unamortized debt discount                                       (5,467)            --       (14,164)            --

                                                                       -----------    -----------   -----------    -----------
      Total notes payable                                              $ 1,468,604    $   353,918   $ 1,355,459    $   408,367
                                                                       -----------    -----------   -----------    -----------

As of June 30, 2006 and 2005, the Company had principal amounts of $544,490 in notes payable to a related party, Gryphon Opportunities Fund I, LLC. During the six-month periods ended June 30, 2006 and 2005, there were no principal repayments on these notes payable.

At June 30, 2006, the required monthly interest payments on these notes payable, due to commence on September 1, 2004, were not made by the Company to Gryphon Opportunities Fund I, LLC. At June 30, 2006, the required monthly principal payments on these notes payable, due to commence on September 1, 2005, were not made by the Company to Gryphon Opportunities Fund I, LLC. Gryphon Opportunities Fund I, LLC waived the Company's non-compliance with the terms of the note payable agreements as of June 30, 2006 and through July 1, 2007.

As of March 2, 2006, the Company is in default on the principle amount of $520,000 in a series of 7.5% Senior Subordinated Notes Payable, issued to a group of seven investors in February and March of 2004. In addition, accrued interest on these notes as of June 30, 2006 was approximately $99,500. The notes may be extended at the option of the Company for an additional six months. If the notes are extended, the Company must issue one share of Common Stock for each $4.00 principal and accrued interest on the Notes that are extended, or a total of approximately 155,000 shares of Common Stock. As of the date of this filing, the Company has not elected the option of extending the notes for an additional six months

In October 2005, in conjunction with $150,000 in 12% convertible bridge notes payable issued pursuant to agreement with Argilus Capital Partners, the Company issued 30,000 warrants to purchase one share of common stock at a price equal to the lesser of 75% of the per share purchase price on the closing date or $0.75 per share. These warrants were valued at a range of $0.313 to $0.424 per warrant resulting in a total fair value of $10,323. This amount was recorded as a debt discount and is being amortized as a component of interest expense over the life of the notes (thirteen months).

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

Future maturities of notes payable at June 30, 2006 are as follows:

        2006                           $ 1,474,071
        2007                               108,898
        2008                               108,898
        2009                               108,898
        2010                                27,225
                                       -----------
        Total                          $ 1,827,990
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

On April 4, 2006, the Company entered into a Loan Agreement (the "Loan Agreement") with Euro Financial Fidelity, Inc. ("EFF") which provides for a loan to the Company of $7,000,000 (the "Loan"). The Company has the right to terminate the Loan Agreement at any time by written notice to EFF if the loan was not funded by June 15, 2006. As of the date of this filing the loan has not been funded and the Company has not terminated the loan agreement. The Loan, if funded, will be represented by a ten year, 6% promissory note (the "Note") providing for quarterly payments of accrued interest only commencing April 1, 2007 and a balloon payment of all accrued interest and principal on April 1, 2016. The Loan Agreement restricts the Company's use of the Loan proceeds to certain items agreed to by the Company and EFF. Payment of the Note and performance by the Company under the terms of the Loan Agreement are secured by 1,000 shares of newly authorized Series C Contingently Convertible Preferred Stock (the "Series C Stock"). Each share of Series C Stock is convertible into 56,000 shares of the Company's common stock (an aggregate of 56,000,000 shares) upon the Company's default under the Note and Loan Agreement, but otherwise has no voting rights, no rights to receive dividends nor any liquidation preference. Since the Company does not have sufficient shares of its common stock authorized to meet this contingent obligation, the Company agreed in the Loan Agreement to increase its authorized shares of common stock at its next shareholders' meeting. The Company will also take such actions as are required to timely register the shares which are contingently issuable upon conversion of the Series C Stock. Upon repayment of the Loan, the Series C Stock will have no further rights. The issuance of the Series C Stock was exempt from registration by reason of Section 4(2) of the Securities Act of 1933, as amended, as not involving any public offering. Because the loan was not funded as of June 30, 2006, the Company has not recorded in its accounts the impact of the issuance of the Series C Stock.

On June 16, 2006, the Company's Board of Directors ratified a letter agreement (the "Letter Agreement"), dated June 7, 2006, with Gryphon Opportunities Fund I, LLC ("GOF") relating to future financing and recapitalization of the Company. Pursuant to the Letter Agreement, GOF agreed to release its lien on the Company's assets conditioned upon the Company receiving an aggregate of $570,000 in equity financing (as of the date of this filing $355,000 has been received). Highlights of the Letter Agreement include:

         o A requirement that the Company raise an initial $570,000 in equity financing
         o Upon completion of a total of $570,000 in equity financing, a recapitalization of the Company will be effected
         o The new investors (representing $570,000 in equity financing) coupled with a conversion to common stock of notes payable and accrued interest on the notes payable, totaling $1,827,990 and $271,000, respectively, will own 90% of the Company's outstanding equity
         o Contemplates a 200 for 1 reverse stock split with the Company having approximately 1,330,000 common shares outstanding thereafter
         o Conditions that upon the Company raising a minimum of $1,000,000 in additional investment capital, GOF agrees to relinquish certain rights to effect the Company's business operations, including, but not limited to, the right to object to the placing of liens on the Company's assets
         o Requires the Company to seek equal treatment of all creditors and shareholders
         o Allows Younis Zubchevich, the principal of GOF, for the next three years, to act as an observer at all Board of Director meetings and to recommend a Board member appointment, subject to Board approval

For the full terms of the Letter Agreement, reference is made to the Company's Form 8-K, filed with the Securities and Exchange Commission on June 22, 2006, which is incorporated by reference.

In accordance with the Letter Agreement, for the three-month period ended June 30, 2006, the Company received funds of $275,000 of which $255,000 was received from current investors and $20,000 was received from new investors. These funds were accounted for as advances on the Letter Agreement, a current liability, at June 30, 2006. When the Company raises the required total funds of $570,000, effecting the recapitalization of the Company, these advances on the Letter Agreement will be converted to common stock of the Company at a conversion price, adjusted for the 200 for 1 reverse stock split, of approximately $2.22 per share.

NOTE 5.  PAYROLL TAXES

As of June 30, 2006, the Company owes $157,983 in accrued payroll taxes for years 2004 and 2005. Additional penalties and interest assessed on these taxes total $81,488 at June 30, 2006.

The Company received a Notice of Federal Tax Lien by the Internal Revenue Service (IRS) dated May 24, 2006. The Tax Lien was filed with the Secretary of State in Texas. The Lien is in favor of the United States on all property and rights to property belonging to the Company for the amount of these taxes, and additional penalties, interest, and costs that may accrue. The Lien will remain in place until such time that the Company pays its obligation in full to the IRS. As of the date of this filing the Company has paid $60,000 to the IRS for partial payment of this obligation. The Company expects to commence a monthly payment plan in August 2006 in which it will pay the balance of the obligation off over a period of five years.

NOTE 6.  LOSS ON LEASE SETTLEMENT EXPENSES

The Company was notified on January 20, 2006, that it was in default under its master electronic equipment lease primarily due to its failure to pay the base monthly rental payments after October 2005. On February 20, 2006, the Company returned approximately $300,000 of the hardware and software to the lessor, retaining approximately $14,000 of the original leased property. The notice of default on the lease did not relieve, suspend or waive the Company's continued responsibility for the monthly rental payments for the balance of the initial lease term. As of February 20, 2006, the Company had approximately $59,000 of its original lease deposit amount of $124,717 in tact. The Company has restructured the remaining amount owed under the lease for an additional twenty-four months. The net amount owed included an offset credit given for the lease deposit of $59,000. The restructured balance totals $107,102 and the Company expects to commence payments on the restructured lease in August 2006. Accordingly, in conjunction with the restructured lease, the Company recorded a loss on lease settlement in the first quarter of 2006 totaling $166,431 to reflect complete consumption of the lease deposit of $59,239 and the remaining lease liability of $107,102.

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

NOTE 7.  ADVANCE ON LETTER AGREEMENT

On June 16, 2006, the Company's Board of Directors ratified a letter agreement (the "Letter Agreement"), dated June 7, 2006, with Gryphon Opportunities Fund I, LLC ("GOF") relating to future financing and recapitalization of the Company. Pursuant to the Letter Agreement, GOF agreed to release its lien on the Company's assets conditioned upon the Company receiving an aggregate of $570,000 in equity financing (as of the date of this filing $355,000 has been received). Highlights of the Letter Agreement include:

         o A requirement that the Company raise an initial $570,000 in equity financing
         o Upon completion of a total of $570,000 in equity financing, a recapitalization of the Company will be effected
         o The new investors (representing $570,000 in equity financing) coupled with a conversion to common stock of notes payable and accrued interest on the notes payable, totaling $1,827,990 and $271,000, respectively, will own 90% of the Company's outstanding equity
         o Contemplates a 200 for 1 reverse stock split with the Company having approximately 1,330,000 common shares outstanding thereafter
         o Conditions that upon the Company raising a minimum of $1,000,000 in additional investment capital, GOF agrees to relinquish certain rights to effect the Company's business operations, including, but not limited to, the right to object to the placing of liens on the Company's assets
         o Requires the Company to seek equal treatment of all creditors and shareholders
         o Allows Younis Zubchevich, the principal of GOF, for the next three years, to act as an observer at all Board of Director meetings and to recommend a Board member appointment, subject to Board approval

For the full terms of the Letter Agreement, reference is made to the Company's Form 8-K, filed with the Securities and Exchange Commission on June 22, 2006, which is incorporated by reference.

In accordance with the Letter Agreement, for the three-month period ended June 30, 2006, the Company received funds of $275,000 of which $255,000 was received from current investors and $20,000 was received from new investors. These funds were accounted for as advances on the Letter Agreement, a current liability, at June 30, 2006. When the Company raises the required total funds of $570,000, effecting the recapitalization of the Company, these advances on the Letter Agreement will be converted to common stock of the Company at a conversion price, adjusted for the 200 for 1 reverse stock split, of approximately $2.22 per share.

ITEM 2. MANGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           Forward Looking Statements

This Quarterly Report on Form 10-QSB contains "forward-looking" statements as such term is defined in the Private Securities Litigation Reform Act of 1995 and information relating to the Company that is based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect" and "intend" and words or phrases of similar import, as they relate to the Company or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein and in other filings made by the company with the Securities and Exchange Commission. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.

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

The Company intends to utilize the Internet to provide browser initiated healthcare document exchange and e-signature solutions that facilitate the confidential, on-line exchange of healthcare information for many participants in the healthcare industry. Based on the technology and products in place, other applications can be developed that will enhance the Company's position in the physician's office and home health agencies and other providers such as nursing homes, pharmacies, durable medical equipment providers, and information sites. These services using Internet technology in the healthcare industry are subject to risks, including but not limited to those associated with competition from existing companies offering similar services, rapid technological change, development risks, management of growth and a minimal previous record of operations or earnings.

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

On April 4, 2006, the Company entered into a Loan Agreement (the "Loan Agreement") with Euro Financial Fidelity, Inc. ("EFF") which provides for a loan to the Company of $7,000,000 (the "Loan"). The Company has the right to terminate the Loan Agreement at any time by written notice to EFF if the loan was not funded by June 15, 2006. As of the date of this filing the loan has not been funded and the Company has not terminated the loan agreement. The Loan, if funded, will be represented by a ten year, 6% promissory note (the "Note") providing for quarterly payments of accrued interest only commencing April 1, 2007 and a balloon payment of all accrued interest and principal on April 1, 2016. The Loan Agreement restricts the Company's use of the Loan proceeds to certain items agreed to by the Company and EFF. Payment of the Note and performance by the Company under the terms of the Loan Agreement are secured by 1,000 shares of newly authorized Series C Contingently Convertible Preferred Stock (the "Series C Stock"). Each share of Series C Stock is convertible into 56,000 shares of the Company's Common Stock (an aggregate of 56,000,000 shares) upon the Company's default under the Note and Loan Agreement, but otherwise has no voting rights, no rights to receive dividends nor any liquidation preference. Since the Company does not have sufficient shares of its common stock authorized to meet this contingent obligation, the Company agreed in the Loan Agreement to increase its authorized shares of common stock at its next shareholders' meeting. The Company will also take such actions as are required to timely register the shares which are contingently issuable upon conversion of the Series C Stock. Upon repayment of the Loan, the Series C Stock will have no further rights. The issuance of the Series C Stock was exempt from registration by reason of Section 4(2) of the Securities Act of 1933, as amended, as not involving any public offering. Because the loan was not funded as of June 30, 2006, the Company has not recorded in its accounts the impact of the issuance of the Series C Stock.

On June 16, 2006, the Company's Board of Directors ratified a letter agreement (the "Letter Agreement"), dated June 7, 2006, with Gryphon Opportunities Fund I, LLC ("GOF") relating to future financing and recapitalization of the Company. Pursuant to the Letter Agreement, GOF agreed to release its lien on the Company's assets conditioned upon the Company receiving an aggregate of $570,000 in equity financing (as of the date of this filing $355,000 has been received). Highlights of the Letter Agreement include:

         o A requirement that the Company raise an initial $570,000 in equity financing
         o Upon completion of a total of $570,000 in equity financing, a recapitalization of the Company will be effected
         o The new investors (representing $570,000 in equity financing) coupled with a conversion to common stock of notes payable and accrued interest on the notes payable, totaling $1,827,990 and $271,000, respectively, will own 90% of the Company's outstanding equity
         o Contemplates a 200 for 1 reverse stock split with the Company having approximately 1,330,000 common shares outstanding thereafter
         o Conditions that upon the Company raising a minimum of $1,000,000 in additional investment capital, GOF agrees to relinquish certain rights to effect the Company's business operations, including, but not limited to, the right to object to the placing of liens on the Company's assets
         o Requires the Company to seek equal treatment of all creditors and shareholders
         o Allows Younis Zubchevich, the principal of GOF, for the next three years, to act as an observer at all Board of Director meetings and to recommend a Board member appointment, subject to Board approval

For the full terms of the Letter Agreement, reference is made to the Company's Form 8-K, filed with the Securities and Exchange Commission on June 22, 2006, which is incorporated by reference.

In accordance with the Letter Agreement, for the three-month period ended June 30, 2006, the Company received funds of $275,000 of which $255,000 was received from current investors and $20,000 was received from new investors. These funds were accounted for as advances on the Letter Agreement, a current liability, at June 30, 2006. When the Company raises the required total funds of $570,000, effecting the recapitalization of the Company, these advances on the Letter Agreement will be converted to common stock of the Company at a conversion price, adjusted for the 200 for 1 reverse stock split, of approximately $2.22 per share.

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

SOFTWARE AND SOFTWARE DEVELOPMENT COSTS

The Company capitalizes costs related to computer software developed or obtained for internal use in accordance with the American Institute of Certified Public Accountants Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" and amortizes these costs using the straight-line method over the estimated useful life of the software, generally two to three years.

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

STOCK-BASED COMPENSATION

On January 1, 2006, the Company adopted the modified prospective method of SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"), which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 123R supersedes APB Opinion No. 25, and amends SFAS No. 95, "Statement of Cash Flows". SFAS No. 123R requires that all share-based payments to employees, including the grant of employee stock options, be recognized in the income statement based on their fair values. Under the modified prospective application, SFAS No. 123R is applied to new awards and awards modified, repurchased or cancelled after the effective date. Compensation cost for the portion of awards for which requisite service has not been rendered that are outstanding as of the effective date is recognized as the requisite service is rendered on or after the effective date. The Compensation cost for the portion of awards is based on the grant date fair value of those awards as calculated for pro-forma disclosure under SFAS No. 123. The Company's financial statements for the three and six month periods ended June 30, 2006 reflect the impact of adopting SFAS No. 123R. In accordance with the modified prospective method, the Company's financial statements for the prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R.

Stock-based compensation expense recognized during the period is based on the value of the portion of the stock-based payment awards that is ultimately expected to vest. As stock-based compensation expense recognized in the statement of operations for the three and six month periods ended June 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2006 compared to three months ended June 30, 2005

Revenues for the three months ended June 30, 2006 were $50,647 compared to $90,336 for the three months ended June 30, 2005. This 44% decrease in sales reflects customer attrition and reduced billings for application downtime in April and June of 2006. Since the Company implemented a staff reduction of approximately 16 employees on December 9, 2005, it has experienced a customer attrition rate near 34% of its paying home healthcare provider locations, resulting in lower revenue in 2006. In addition, because of technological issues that resulted in periods of application downtime in the months of April and June of 2006, the Company provided two weeks of service free to each of its customers in these two months, resulting in reduced billings.

The reduction in staff that was implemented on December 9, 2005 is expected to be a temporary cost reduction in response to the failure of the Company to obtain necessary financing to fund operations. The Company intends to secure a replacement banking or investment partner and it downsized its cost structure to preserve its value and operate from its current sales revenues during this interim period. A cost contained operating plan, including two full-time employees and additional part-time resources, is currently in place to support the Company's physician and home healthcare provider customer base and to maintain its technology platform. As additional investment capital is attracted, the Company will resume its aggressive marketing, sales and product development initiatives. The Company has implemented a personnel and cost reduction program that reduced its monthly cash requirements by approximately $200,000.

Management believes that revenues will grow significantly over the next twelve to eighteen months if the Company is able to raise the additional capital required to execute its marketing and sales strategy.

Costs of revenues were $36,402 for the three months ended June 30, 2006 compared to $246,115 for the three months ended June 30, 2005. This 85% decrease in cost of revenues was primarily attributable to the staff reductions the Company implemented in December 2005 resulting in lower salaries and benefits and other employee-related expenses of $154,000, lower operating lease expenses of $49,000, resulting from the Company returning approximately $300,000 in leased hardware and software in February, 2006 and lower custom form design expenses of $8,000.

Selling, general and administrative expenses were $232,453 for the three months ended June 30, 2006 compared to $659,326 for the three months ended June 30, 2005. This 65% decrease in expenses was primarily attributable to the staff reductions the Company implemented in December 2005 resulting in lower salaries and benefits and other employee-related expenses of $316,000 and lower travel and entertainment expenses of $70,000. Investor relations and related costs decreased $26,000 in 2006. Other marketing costs, including marketing consulting and materials and tradeshow and press release expenses were approximately $15,000 lower in 2006. Other corporate general and administrative expenses, including computer expenses (the cost of purchased laptops), building rent, insurance, telephone, cellular phone and postage expenses decreased $92,000 in 2006. Partially offsetting these lower expenses were higher bad debt expenses of $17,000, penalties and interest charges on state sales taxes of $9,000, higher accounting and related expenses of $5,000 and increased legal expenses of $3,500. The Company also recognized $51,042 in stock compensation expense for stock options vested during the second quarter of 2006 due to its January 1, 2006, adoption of SFAS No. 123R using the modified prospective transition method, which contributed to higher expenses in 2006.

Management expects that operating expenses will increase over the next twelve to eighteen months if the Company is able to raise the additional capital required to make the necessary investments in technology enhancements and in its planned marketing, sales and support programs.

Interest expense for the three months ended June 30, 2006 was $62,991 compared to $36,627 in 2005. Higher interest expense in 2006, was primarily attributable to a higher debt load, resulting from notes payable the Company issued in the second, third and fourth quarters of 2005.

Six months ended June 30, 2006 compared to six months ended June 30, 2005

Revenues for the six months ended June 30, 2006 were $141,615 compared to $158,104 for the six months ended June 30, 2005. This 10% decrease in sales reflects customer attrition and reduced billings for application downtime in April and June of 2006. Since the Company implemented a staff reduction of approximately 16 employees on December 9, 2005, it has experienced a customer attrition rate near 34% of its paying home healthcare provider locations, resulting in lower revenue in 2006. In addition, because of technological issues that resulted in periods of application downtime in the months of April and June of 2006, the Company provided two weeks of service free to each of its customers in these two months, resulting in reduced billings.

The reduction in staff that was implemented on December 9, 2005 is expected to be a temporary cost reduction in response to the failure of the Company to obtain necessary financing to fund operations. The Company intends to secure a replacement banking or investment partner and it downsized its cost structure to preserve its value and operate from its current sales revenues during this interim period. A cost contained operating plan, including two full-time employees and additional part-time resources, is currently in place to support the Company's physician and home healthcare provider customer base and to maintain its technology platform. As additional investment capital is attracted, the Company will resume its aggressive marketing, sales and product development initiatives. The Company has implemented a personnel and cost reduction program that reduced its monthly cash requirements by approximately $200,000.

Management believes that revenues will grow significantly over the next twelve to eighteen months if the Company is able to raise the additional capital required to execute its marketing and sales strategy.

Costs of revenues were $114,708 for the six months ended June 30, 2006 compared to $436,563 for the six months ended June 30, 2005. This 74% decrease in cost of revenues was primarily attributable to the staff reductions the Company implemented in December 2005 resulting in lower salaries and benefits and other employee-related expenses of $260,000, lower operating lease expenses of $49,000, resulting from the Company returning approximately $300,000 in leased hardware and software in February, 2006 and lower custom form design expenses of $19,000.

Selling, general and administrative expenses were $602,932 for the six months ended June 30, 2006 compared to $1,171,304 for the six months ended June 30, 2005. This 49% decrease in expenses was primarily attributable to the staff reductions the Company implemented in December 2005 resulting in lower salaries and benefits and other employee-related expenses of $444,000 and lower travel and entertainment expenses of $116,000. Investor relations and related costs decreased $57,000 in 2006. Other marketing costs, including marketing consulting and materials and tradeshow and press release expenses were approximately $60,000 lower in 2006. Other corporate general and administrative expenses, including computer expenses , building rent, insurance, telephone, cellular phone, legal and postage expenses decreased $133,000 in 2006. On January 24, 2006 the Company entered into a consulting agreement with an individual, Howard Alweil (the "Consultant") for services related to locating qualified executive personnel and reviewing the implementation strategy of the Company's public relations and marketing efforts. As compensation for those services, the Company agreed to issue 300,000 registered shares of the Company's Common Stock, to be registered under a Registration Statement on Form S-8 or any other available form as soon as was practicable after the execution and delivery of the consulting agreement. Accordingly, the Company filed a Form S-8 Registration Statement under the Securities Act of 1933 on February 10, 2006. In the first quarter of 2006, the Company recorded $75,000 in financial consulting expenses related to the issuance of the 300,000 shares of common stock which were valued at $0.25 per share on January 24, 2006, resulting in higher financial consulting expense in 2006. The Company also recognized $116,667 in stock compensation expense for stock options vested during the first and second quarters of 2006 due to its January 1, 2006, adoption of SFAS No. 123R using the modified prospective transition method, which contributed to higher expenses in 2006. Other higher expenses in 2006 were bad debt expense of $22,000 and penalties and interest charges on state sales taxes of $10,000.

Management expects that operating expenses will increase over the next twelve to eighteen months if the Company is able to raise the additional capital required to make the necessary investments in technology enhancements and in its planned marketing, sales and support programs.

Loss on lease settlement expenses totaled $152,141 for the six months ended June 30, 2006.

The Company was notified on January 20, 2006, that it was in default under its master electronic equipment lease primarily due to its failure to pay the base monthly rental payments after October 2005. On February 20, 2006, the Company returned approximately $300,000 of the hardware and software to the lessor, retaining approximately $14,000 of the original leased property. The notice of default on the lease did not relieve, suspend or waive the Company's continued responsibility for the monthly rental payments for the balance of the initial lease term. As of February 20, 2006, the Company had approximately $59,000 of its original lease deposit amount of $124,717 in tact. The Company has restructured the remaining amount owed under the lease for an additional twenty-four months. The net amount owed included an offset credit given for the lease deposit of $59,000. The restructured balance totals $107,102 and the Company expects to commence payments on the restructured lease in August 2006. Accordingly, in conjunction with the restructured lease, the Company recorded a loss on lease settlement in the first quarter of 2006 totaling $166,431 to reflect complete consumption of the lease deposit of $59,239 and the remaining lease liability of $107,102.

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

Interest expense for the six months ended June 30, 2006 was $129,340 compared to $77,138 in 2005. Higher interest expense in 2006, was primarily attributable to a higher debt load, resulting from notes payable the Company issued in the second, third and fourth quarters of 2005.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities for the six-months ended June 30, 2006 and 2005 totaled $160,256 and $1,199,346, respectively. Decreased net uses of cash in 2006 resulted primarily from the staff reductions the Company implemented in December 2005.

Net cash provided by financing activities was $275,000 for the six months ended June 30, 2006, and relates to amounts received under the Letter Agreement.

To facilitate additional short-term and long-term investment financing, on June 16, 2006, the Company's Board of Directors ratified a letter agreement (the "Letter Agreement"), dated June 7, 2006, with Gryphon Opportunities Fund I, LLC ("GOF") relating to future financing and recapitalization of the Company. Pursuant to the Letter Agreement, GOF agreed to release its lien on the Company's assets conditioned upon the Company receiving an aggregate of $570,000 in equity financing (as of the date of this filing $355,000 has been received). Highlights of the Letter Agreement include:

         o A requirement that the Company raise an initial $570,000 in equity financing
         o Upon completion of a total of $570,000 in equity financing, a recapitalization of the Company will be effected
         o The new investors (representing $570,000 in equity financing) coupled with a conversion to common stock of notes payable and accrued interest on the notes payable, totaling $1,827,990 and $271,000, respectively, will own 90% of the Company's outstanding equity
         o Contemplates a 200 for 1 reverse stock split with the Company having approximately 1,330,000 common shares outstanding thereafter
         o Conditions that upon the Company raising a minimum of $1,000,000 in additional investment capital, GOF agrees to relinquish certain rights to effect the Company's business operations, including, but not limited to, the right to object to the placing of liens on the Company's assets
         o Requires the Company to seek equal treatment of all creditors and shareholders
         o Allows Younis Zubchevich, the principal of GOF, for the next three years, to act as an observer at all Board of Director meetings and to recommend a Board member appointment, subject to Board approval

For the full terms of the Letter Agreement, reference is made to the Company's Form 8-K, filed with the Securities and Exchange Commission on June 22, 2006, which is incorporated by reference.

In accordance with the Letter Agreement, for the three-month period ended June 30, 2006, the Company received funds of $275,000 of which $255,000 was received from current investors and $20,000 was received from new investors. These funds were accounted for as advances on the Letter Agreement, a current liability, at June 30, 2006. When the Company raises the required total funds of $570,000, effecting the recapitalization of the Company, these advances on the Letter Agreement will be converted to common stock of the Company at a conversion price, adjusted for the 200 for 1 reverse stock split, of approximately $2.22 per share.

Net cash provided by financing activities was $1,151,694 for six months ended June 30, 2005 and consisted primarily of proceeds from issuance of its Series B Convertible Preferred Stock.

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

The financial statements for the six months ended June 30, 2006 were prepared on the assumption that the Company will continue as a going concern. The Company sustained a net loss of $857,506 for the six months ended June 30, 2006. The Company has accumulated losses through June 30, 2006 of $15,920,472. Cash used in operating activities for the six-month periods ended June 30, 2006 and 2005 totaled $160,256 and $1,199,346, respectively. Total liabilities at June 30, 2006 of $3,319,810 significantly exceed total assets of $196,289. As of the date of this report, the Company is unable to meet all of its short-term obligations due because of shortages of cash. The Company's continued existence depends upon the success of management's efforts to raise additional capital necessary to meet the Company's obligations as they come due, and to obtain sufficient capital to execute its business plan. The Company intends to obtain capital primarily through issuances of debt or equity. There can be no degree of assurance that the Company will be successful in completing additional financing transactions. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its intended business objectives.

RELATED PARTY TRANSACTIONS

As of June 30, 2006 and 2005, the Company had principal amounts of $544,490 in notes payable to a related party, Gryphon Opportunities Fund I, LLC. During the six-month periods ended June 30, 2006 and 2005, there were no principal repayments on these notes payable.

At June 30, 2006, the required monthly interest payments on these notes payable, due to commence on September 1, 2004, were not made by the Company to Gryphon Opportunities Fund I, LLC. At June 30, 2006, the required monthly principal payments on these notes payable, due to commence on September 1, 2005, were not made by the Company to Gryphon Opportunities Fund I, LLC. Gryphon Opportunities Fund I, LLC waived the Company's non-compliance with the terms of the note payable agreements as of June 30, 2006 and through July 1, 2007.

ITEM 3. CONTROLS AND PRODCECURES

Members of our management, including Neil Burley, our Chief Financial Officer and Principal Accounting and Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of June 30, 2006, the end of the period covered by this report. Based upon that evaluation, Mr. Burley concluded that our disclosure controls and procedures are effective.

INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph
(d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings

On April 7, 2005 a lawsuit was filed by Norman K. Best, a former officer of the Company, against SecureCARE Technologies, Inc. The lawsuit is identified as cause number GN501073 and was filed in the 353rd Judicial District Court of Travis County, Texas as "Norman K. Best versus SecureCARE Technologies, Inc." The lawsuit alleges that the Company breached the terms of its agreements with Mr. Best by failing to tender 50,000 shares of common stock of SecureCARE Technologies, Inc. which were granted to him. The Company responded to this lawsuit on May 13, 2005, by filing a general denial, denying all the allegations raised by the Plaintiff. On July 8, 2005, the Company filed a series of responses to the plaintiff's request for admission. The Company is required to produce all documents related to the plaintiff's request for production by August 14, 2006. Although no loss can be estimated in regard to this lawsuit we do not believe that the outcome of this matter will have a material effect on our financial position, operating results or cash flows. However, there can be no assurance that this legal proceeding will not have a material impact.

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

         On April 6, 2006 the Company filed a Form 8-K, dated April 4, 2006 reporting under Items 1.01, 3.02 and 9.01 that it entered into a Loan Agreement with Euro Financial Fidelity for a loan of $7,000,000 to be secured by 56,000,000 shares of a newly authorized Series C Contingently Convertible Preferred Stock.

         On June 22,2006 the Company filed a Form 8-K, dated June 16, 2006 reporting under Items 1.01, 8.01 and 9.01 that it had ratified a letter agreement dated June 7, 2006 with Gryphon Opportunities Fund I, LLC relating to future financing and recapitalization of the Company. It also reported that it accepted the resignation of Robert Woodrow, President and CEO and a Director of SecureCARE Technologies, Inc.


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SecureCare Technologies, Inc.
                                       (Registrant)


Date:  August 11, 2006                 By: /s/ NEIL BURLEY
                                           -------------------------------------
                                           Neil Burley
                                           Chief Financial Officer
                                           (Principal Accounting Officer)
                                           And Interim Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


NAME                       TITLE

/s/ NEIL BURLEY            Chief Financial Officer         Date: August 11, 2006
---------------------      (Principal Financial and
Neil Burley                Accounting Officer)and
                           Interim Chief Executive Officer