Form 10QSB
period 2006-09-30
SECURECARE TECHNOLOGIES INC
filed 2006-11-20
CIK 18530

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For The Quarterly Period Ended September 30, 2006

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


       3755 Capital of Texas Highway South, Suite 160E Austin, Texas 78704
                    (Address of principal executive offices)


                                 (512) 535-1205
                (Issuer's telephone number, including area code)


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

As of October 31, 2006, there were 20,304,000 shares of Common Stock, $.001 par value of the registrant issued and outstanding.

Transitional Small Business Disclosure Format (check one) YES [ ] NO [X]

                          SECURECARE TECHNOLOGIES, INC.
                                   FORM 10-QSB
                                    CONTENTS

                                                                        Page No.
                                                                        --------
PART I          FINANCIAL INFORMATION

      Item 1.   Financial Statements

                Balance Sheets at September 30, 2006(unaudited) and
                December 31, 2005                                             2

                Statements of Operations (unaudited) for the three months
                ended September 30, 2006 and 2005                             3

                Statements of Operations (unaudited) for the nine months
                ended September 30, 2006 and 2005                             4

                Statements of Cash Flows (unaudited) for the nine months
                ended September 30, 2006 and 2005                             5

                Notes to Interim Financial Statements (unaudited)             6

      Item 2.   Management's Discussion and Analysis of Financial
                Condition  and Results of Operations                         13

      Item 3.   Controls and Procedures                                      18


PART II         OTHER INFORMATION

      Item 1.   Legal Proceedings                                            19

      Item 2.   Changes in Securities and Use of Proceeds                    19

      Item 3.   Defaults Upon Senior Securities                              19

      Item 4.   Submission of Matters to a Vote of Security Holders          19

      Item 5.   Other Information                                            19

      Item 6.   Exhibits and Reports on Form 8-K                             19


SIGNATURES                                                                   20

CERTIFICATIONS


                    SECURECARE TECHNOLOGIES, INC.
                           BALANCE SHEETS
        September 30, 2006 (Unaudited) and December 31, 2005


                               ASSETS
                                                                                   2006
                                                                                (Unaudited)        2005
                                                                               ------------    ------------

Current assets
    Cash and cash equivalents                                                  $    186,598    $      3,400
    Accounts receivable - trade, net of allowance for doubtful
      accounts of $10,000 and $5,000, respectively                                   33,119          42,936
    Prepaid expenses                                                                     --          14,905
                                                                               ------------    ------------
         Total current assets                                                       219,717          61,241

Property and equipment, net of accumulated depreciation of
     $425,612 and $361,490, respectively                                             29,699          93,822
Deferred financing fees, net of accumulated amortization of $84,546 and
    $79,032, respectively                                                                --           5,514
Deposits                                                                              5,852          97,830
                                                                               ------------    ------------

         Total assets                                                          $    255,268    $    258,407
                                                                               ============    ============

                LIABILITIES AND SHAREHOLDERS' DEFICIT

   Current Liabilities
    Notes payable, including $544,490 and $136,123 to a related party, respectively, net of debt discount of $1,962 and $14,164,
       respectively                                                            $  1,826,028    $  1,355,459
    Accounts payable - trade                                                        208,151         222,888
    Accrued payroll                                                                 239,774         222,436
    Accrued payroll taxes                                                           116,065         170,918
    Deferred revenue                                                                    486          16,183
    Accrued interest, including $57,585 and $37,652 to a related party              330,169         161,337
    Preferred stock pending issuance                                                570,518              --
    Other accrued liabilities                                                       200,336         111,629
                                                                               ------------    ------------
         Total current liabilities                                                3,491,527       2,260,850

   Related party notes payable, less current portion                                     --         408,367



   Other non-current liabilities                                                     43,136              --

Shareholders' deficit
    Preferred stock - $0.001 par value; 15,000,000 shares authorized:
    Series A preferred stock - 1,955,000 shares issued and outstanding
       (liquidation preference of $1.00 per share)                                    1,955           1,955
    Series B preferred stock - 1,427,273 shares issued
       and outstanding (liquidation preference of $1.10 per share)                    1,427           1,427
    Common stock - $0.001 par value;  50,000,000 shares authorized,
      20,304,000 and 20,004,000 shares issued and outstanding, respectively          20,304          20,004
    Additional paid-in capital                                                   12,795,140      12,630,770
    Receivable for the purchase of equity                                                --          (2,000)
    Accumulated deficit                                                         (16,098,221)    (15,062,966)
                                                                               ------------    ------------
         Total shareholders' deficit                                             (3,279,395)     (2,410,810)
                                                                               ------------    ------------

         Total liabilities and shareholders' deficit                           $    255,268    $    258,407
                                                                               ============    ============

The accompanying notes are an integral part of these financial statements.


                          SECURECARE TECHNOLOGIES, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)
             For the Three Months Ended September 30, 2006 and 2005



                                                                                   2006            2005
                                                                               ------------    ------------
Revenues                                                                       $     61,866    $    108,774

Operating expenses
   Cost of revenues                                                                  38,150         203,926
   Selling, general and administrative                                              171,918         699,899
   Gain on debt settlement                                                          (31,143)             --
                                                                               ------------    ------------

   Operating loss                                                                  (117,059)       (795,051)

Interest expense (including $6,664 to a related party)                              (60,690)        (74,713)
                                                                               ------------    ------------

   Net loss attributable to common shareholders                                $   (177,749)   $   (869,764)
                                                                               ============    ============

Net loss per common share - basic and diluted                                  $      (0.01)   $      (0.04)
                                                                               ============    ============

Weighted average number of common shares outstanding -
   basic and diluted                                                             20,304,000      20,004,000
                                                                               ============    ============

The accompanying notes are an integral part of these financial statements.


                          SECURECARE TECHNOLOGIES, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)
             For the Nine Months Ended September 30, 2006 and 2005


                                                                                   2006            2005
                                                                               ------------    ------------
Revenues                                                                       $    203,481    $    266,878

Operating expenses
   Cost of revenues                                                                 152,859         640,489
   Selling, general and administrative                                              774,848       1,871,203
   Loss on debt settlement, net                                                     120,998              --
                                                                               ------------    ------------

   Operating loss                                                                  (845,224)     (2,244,814)

Interest expense (including $19,933 to a related party)                            (190,031)       (151,851)
                                                                               ------------    ------------

   Net loss                                                                      (1,035,255)     (2,396,665)
   Deemed dividend upon issuance of convertible preferred stock                          --        (204,765)
                                                                               ------------    ------------

   Net loss attributable to common shareholders                                $ (1,035,255)   $ (2,601,430)
                                                                               ============    ============

Net loss per common share - basic and diluted                                  $      (0.05)   $      (0.13)
                                                                               ============    ============

Weighted average number of common shares outstanding -
   basic and diluted                                                             20,278,725      20,004,000
                                                                               ============    ============

The accompanying notes are an integral part of these financial statements.


                          SECURECARE TECHNOLOGIES, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
              For the Nine Months Ended September 30, 2006 and 2005


                                                                                   2006            2005
                                                                               ------------    ------------
Cash flows from operating activities
     Net loss                                                                  $ (1,035,255)   $ (2,396,664)
     Adjustments to reconcile net loss to net cash used
       in operating activities:
        Depreciation and amortization                                                64,123          57,040
        Bad debt expense                                                             29,491          29,045
        Common stock issued for services                                             75,000              --
        Stock compensation expense                                                  138,542              --
        Loss on debt settlement, net                                                120,998              --
        Amortization of deferred compensation                                            --           2,867
        Amortization of deferred financing fees                                       5,514          29,086
        Amortization of debt discount                                                15,330          24,500
        Other non-cash interest expense                                                  --          23,187
        Increases and decreases in working capital accounts:
        Accounts receivable - trade                                                 (19,674)        (57,994)
        Prepaid expenses                                                             14,905          26,513
        Other current assets                                                             --              (1)
        Deposits                                                                     32,739              --
        Deferred revenue                                                            (15,697)         19,669
        Accounts payable - trade                                                      1,557          94,153
        Accrued liabilities                                                         185,107         230,166
                                                                               ------------    ------------
             Cash flows used by operating activities                               (387,320)     (1,918,433)

Cash flows from financing activities
     Borrowing on notes payable                                                          --         600,000
     Payments on notes payable                                                           --         (36,500)
     Capital Contribution                                                                --         100,000
     Proceeds from preferred stock pending issuance                                 570,518       1,238,194
                                                                               ------------    ------------
        Cash flows provided by financing activities                                 570,518       1,901,694

Net increase (decrease) in cash and cash equivalents                                183,198         (16,739)

Cash and cash equivalents, beginning of period                                        3,400          50,847
                                                                               ------------    ------------

Cash and cash equivalents, end of period                                       $    186,598    $     34,108
                                                                               ============    ============

Supplemental Schedule of Non-Cash Investing and Financing Activities:

Deemed dividend upon issuance of convertible preferred stock                   $         --    $    204,765
                                                                               ============    ============

Contribution of common stock by majority shareholder in
   conjunction with conversion of note payable and accrued interest            $         --    $     77,000
                                                                               ============    ============

Conversion of note payable and accrued interest into common stock              $         --    $     53,193
                                                                               ============    ============

Warrants issued in connection with notes payable                               $         --    $      4,866
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

BASIS OF PRESENTATION

The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the financial information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Results of operations for the three and nine-month periods ended September 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.

GOING CONCERN

The financial statements for the nine months ended September 30, 2006 were prepared on the assumption that the Company will continue as a going concern. The Company sustained a net loss of $1,035,255 for the nine months ended September 30, 2006. The Company has accumulated losses through September 30, 2006 of $16,098,221. Cash used in operating activities for the nine-month periods ended September 30, 2006 and 2005 totaled $387,320 and $1,918,433, respectively. Total liabilities at September 30, 2006 of $3,534,663 significantly exceeds total assets of $255,268 and a significant amount of our debt is in default. As of the date of this report, the Company is unable to meet all of its short-term obligations because of shortages of cash. The Company's continued existence depends upon the success of management's efforts to raise additional capital necessary to meet the Company's obligations as they come due, and to obtain sufficient capital to execute its business plan. The Company intends to obtain capital primarily through issuances of debt or equity. There can be no degree of assurance that the Company will be successful in completing additional financing transactions. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its intended business objectives. The accompanying unaudited financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or classification of liabilities which may result from the inability of the Company to continue as a going concern.

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

The Board of Directors of the Company approved the SecureCARE Technologies, Inc. 2004 Stock Option Plan on December 3, 2004. The Company has reserved 2,000,000 shares of common stock for issuance under this Plan. The exercise price of each option granted may not be less than the fair market value of common stock at the date of grant, without prior approval of the Board of Directors. Options are exercisable according to the terms set out in the option agreement, not to exceed ten years. At September 30, 2006 the Company had 250,000 options outstanding, of which 228,339 were exercisable. All options granted by the Company are restricted stock awards under rules promulgated by the Securities and Exchange Commission

The Company adopted SFAS No. 123R using the modified prospective transition method beginning January 1, 2006. Accordingly, during the nine month period ended September 30, 2006, the Company recorded stock-based compensation expense for options granted prior to, but not yet vested, as of January 1, 2006, as if the fair value method required for pro forma disclosure under SFAS No. 123 were in effect for expense recognition purposes, adjusted for estimated forfeitures. There were no new options issued during the nine months ended September 30, 2006. As SFAS No. 123R requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock based compensation expense for the three and nine-month periods ended September 30, 2006 totaled $21,875 and $138,542, respectively. The impact on the Company's results of operations of recording stock-based compensation for the three and nine-month periods ended September 30, 2006 was as follows:

                                                           Three Months Ended       Nine Months Ended
                                                           September 30, 2006       September 30, 2006
                                                           ------------------       ------------------
Selling, general and administrative                        $           21,875       $          138,542
                                                           ------------------       ------------------

Impact on net loss to common shareholders                  $           21,875       $          138,542
                                                           ==================       ==================
Impact on net loss per share to common shareholders
 (basic and diluted)                                       $           (0.001)      $           (0.007)
                                                           ------------------       ------------------

The Company calculates the fair value of each option award on the date of grant using the Black-Scholes option-pricing model. There were no new options issued during the nine months ended September 30, 2006.

The following table summarizes the activity under the Plan for the nine month ended September 30, 2006:

                                                                             2004 Stock Incentive Plan
                                                           ------------------------------------------------------------
                                                                     Nine Months Ended September 30, 2006
                                                           ------------------------------------------------------------
                                                                                              Weighted
                                                                            Weighted          Average         Aggregate
                                                                             Average          Remaining       Intrinsic
                                                               Shares     Exercise Price   Contractual Term     Value
                                                           ------------------------------------------------------------
Outstanding at January 1, 2006                                1,349,608    $       1.01       .81 years
Granted                                                              --
Exercised                                                            --
Cancelled                                                    (1,099,608)   $       1.01
                                                           ------------
Outstanding at September 30, 2006                               250,000    $       1.00       .18 years    $         --
                                                           ============
Vested and expected to vest at September 30, 2006               250,000    $       1.00       .18 years    $         --
Options exercisable at September 30, 2006                       228,339    $       1.00       .18 years    $         --

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company's common stock, $0.16, at September 30, 2006. No options were "in-the-money" at September 30, 2006. No options were exercised during the nine months ended September 30, 2006 and 2005.

As of September 30, 2006 there was approximately $15,163 of total unrecognized compensation cost related to unvested options. The cost is expected to be recognized over a weighted-average period of 0.18 years.

Prior to the adoption of SFAS No. 123R, the Company provided the disclosures required under SFAS No. 123, as amended by SFAS No.148. Employee stock-based compensation expense recognized under SFAS No. 123R was not reflected in the Company's result of operations for the nine months ended September 30, 2005 for employee stock option awards as all options were granted with an exercise price equal to the market value of the underlying common stock on the date of grant. Previously reported amounts have not been restated.

If the Company had recognized compensation expense on a straight-line basis over the vesting term of the options based upon the fair value at the grant date for options granted to employees, officers and directors during the nine months ended September 30, 2005 the pro forma effect on net loss attributable to common shareholders and net loss per share attributable to common shareholders would have been as follows:


                                                                          Nine Months Ended        Three Months Ended
                                                                          September 30, 2005       September 30, 2005
                                                                          ------------------       ------------------
         Net loss to common shareholders as reported                      $       (2,601,430)      $         (869,764)
         Add:  Stock-based employee compensation expense included
               in reported net loss                                                    2,867                    2,867
         Deduct: Stock-based employee compensation expense determined
               under fair value based method                                        (485,510)                (151,997)
                                                                          ------------------       ------------------

         Pro forma net loss                                               $       (3,084,073)      $       (1,018,894)
                                                                          ==================       ==================
         Net loss per share to common shareholders:
           As reported - basic and diluted                                $            (0.13)      $            (0.04)
                                                                          ==================       ==================

           Pro forma - basic and diluted                                  $            (0.15)      $            (0.05)
                                                                          ==================       ==================

COMMITMENTS AND CONTINGENCIES

On April 7, 2005 a lawsuit was filed by Norman K. Best, a former officer of the Company, against SecureCARE Technologies, Inc. The lawsuit is identified as cause number GN501073 and was filed in the 353rd Judicial District Court of Travis County, Texas as "Norman K. Best versus SecureCARE Technologies, Inc." The lawsuit alleges that the Company breached the terms of its agreements with Mr. Best by failing to tender 50,000 shares of common stock of SecureCARE Technologies, Inc. which were granted to him in January 2004. The grant date fair value of the 50,000 shares was not material. The Company responded to this lawsuit on May 13, 2005, by filing a general denial, denying all the allegations raised by the Plaintiff. On July 8, 2005, the Company filed a series of responses to the plaintiff's request for admission. The Company was initially required to produce all documents related to the plaintiff's request for production by August 14, 2006. On August 25, 2006, the Company settled this lawsuit with Mr. Best. The Company agreed to tender the 50,000 shares of SecureCARE Technologies, Inc. common stock that were previously granted to him. The Company also agreed to a monetary payment of $10,000 to be paid in five monthly installments of $2,000 each. Accordingly, at September 30, 2006, the Company has recorded a liability of $8,000 for the balance of payments due on the monetary portion of this settlement.

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

NOTE 3. NOTES PAYABLE

Notes payable at September 30, 2006 and December 31, 2005 consist of the following:

                                                                         2006                   2005
                                                                     -----------     ----------------------------
                                                                      Short Term      Short Term       Long Term
                                                                     ------------    ------------    ------------
Note payable to related party bearing interest at 5%,
  principal and interest due September 30, 2010, secured
  by a security interest in the assets and intellectual property of the Company; interest payments in default as of
  September 2, 2004; principal payments in default as of
  October 1, 2005                                                    $    544,490    $    136,123    $    408,367

Note payable to investors bearing flat interest at 60%
  Note is in default as of April 28, 2006, unsecured                       50,000          50,000              --

Note payable to investors bearing interest at 18%
  Note is in default as of October 28, 2005, unsecured                     75,000          75,000              --

Note payable to investors bearing interest at 18%
  Note is in default as of October 29, 2005, unsecured                    150,000         150,000              --

Note payable to investors bearing interest at 18%
  Note is in default as of December 2, 2005, unsecured                    125,000         125,000              --

Note payable to investors bearing interest at 18%
  Note is in default as of December 4, 2005, unsecured                     50,000          50,000              --

Note payable to investors bearing interest at 18%
  Note is in default as of December 15, 2005, unsecured                    50,000          50,000              --

Note payable to investors bearing interest at 7.5%
  Note is in default as of February 13, 2006, unsecured                   220,000         220,000              --

Note payable to investors bearing interest at 7.5%
  Note is in default as of March 2, 2006, unsecured                       150,000         150,000              --

Note payable to investors bearing interest at 7.5%
  Note is in default as of March 9, 2006, unsecured                       150,000         150,000              --

Note payable to Phoebe Holdings, Inc. at 7.5%,
  Note is in default as of May 1, 2006, unsecured                          63,500          63,500              --

Convertible bridge note payable bearing interest at 12%
  Principal and interest due October 31, 2006, unsecured                   50,000          50,000              --

Convertible bridge note payable bearing interest at 12%
  Principal and interest due November 6, 2006, unsecured                   25,000          25,000              --

Convertible bridge note payable bearing interest at 12%
  Principal and interest due November 7, 2006, unsecured                   25,000          25,000              --

Convertible bridge note payable bearing interest at 12%
  Principal and interest due November 21, 2006, unsecured                  50,000              --              --

Convertible bridge note payable bearing interest at 12%
  Principal and interest due November 24, 2006, unsecured                  40,000          40,000              --

Convertible bridge note payable bearing interest at 12%
  Principal and interest due November 28, 2006, unsecured                  10,000          10,000              --
                                                                     ------------    ------------    ------------

                                                                        1,827,990       1,369,623         408,367

Less: unamortized debt discount                                            (1,962)        (14,164)             --
                                                                     ------------    ------------    ------------
Total notes payable                                                  $  1,826,028    $  1,355,459    $    408,367
                                                                     ============    ============    ============

On June 16, 2006, the Company's Board of Directors ratified a letter agreement (the "Letter Agreement"), dated June 7, 2006, with a related party, Gryphon Opportunities Fund I, LLC ("GOF"), relating to future financing and recapitalization of the Company. Pursuant to the Letter Agreement, GOF agreed to convert its notes payable and accrued interest to common stock of the Company and to release its lien on the Company's assets. Both of these actions were conditioned upon the Company receiving an aggregate of $570,000 in equity financing. The raising of the equity financing was effectively completed on September 15, 2006 (the "Commitment Date") in the amount of $570,518. As of October 2, 2006, the Company had raised a total of $576,518 in the equity financing.

As of the Commitment Date, the Company had only approximately 30 million shares of common stock authorized remaining to be issued. To complete the conversion of the GOF notes payable and accrued interest of $544,490 and $56,477, respectively, offered at a conversion price of $0.01 per common share equivalent, the Company needed approximately 53 million authorized common shares (the GOF conversion offer was triggered upon achievement of the minimum required equity financing on September 15, 2006). As a result, the Company authorized the issuance of a new Mandatorially Convertible Series C Preferred Stock series to GOF (264,494 shares of Series C Stock). The Series C Stock has no conversion rights unless and until the Company has sufficient authorized shares of common stock available to permit the conversion of all of the shares of Series C Stock at a rate of 200 common shares for each share of Series C Stock. In addition, the Series C Stock has no liquidation preference, dividend rights or any other rights that are not included in the rights of the current common stock holders. The Company filed its Certificate of Designation for the Series C Stock with the State of Nevada on November 13, 2006 (the "acceptance date"); therefore, as of the acceptance date , the Series C Stock shares are now authorized, designated and issuable to effect the conversion of the GOF notes payable and accrued interest. Effective November 13, 2006 the Company issued 264,494 shares of Series C Stock to GOF to affect the conversion of GOF's notes payable and accrued interest of $544,490 and $56,477, respectively.

On October 19, 2006 the Company made a conversion offer to the remaining note holders to convert the balance of $1,283,500 in notes payable and the related accrued interest of $262,197 (as of September 15, 2006) to Series C Stock. The Company believes that a majority of the note holders will accept the conversion offer in the fourth quarter of 2006. If all of the remaining note holders accept the conversion offer, the Company will be required to issue an additional 680,282 shares of Series C Stock which would convert to approximately 136 million common shares.

Once the Company increases the number of its authorized shares, the newly issued Series C Stock will immediately be converted into common shares at the conversion ratio of 200 common shares for 1 share of Series C Stock.

As of March 2, 2006, the Company is in default on the principle amount of $520,000 in a series of 7.5% Senior Subordinated Notes Payable, issued to a group of seven investors in February and March of 2004. In addition, accrued interest on these notes as of September 30, 2006 is approximately $115,000. The notes may be extended at the option of the Company for an additional six months. If the notes are extended, the Company must issue one share of Common Stock for each $4.00 principal and accrued interest on the Notes that are extended, or a total of approximately 159,000 shares of Common Stock. As of the date of this filing, the Company has not elected the option of extending the notes for an additional six months.

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

On April 4, 2006, the Company entered into a Loan Agreement (the "Loan Agreement") with Euro Financial Fidelity, Inc. ("EFF") which provided for a loan to the Company of $7,000,000 (the "Loan"). The Company had the right to terminate the Loan Agreement at any time by written notice to EFF if the loan was not funded by June 15, 2006. The Company notified EFF on October 6, 2006 that it was terminating the Loan Agreement, effective immediately, as no funding was ever received.

NOTE 5.  ACCRUED PAYROLL TAXES

As of September 30, 2006, the Company owes $116,065 in accrued payroll taxes. Estimated additional penalties and interest assessed on these taxes total $97,788 (included in other current liabilities) at September 30, 2006. The Company is currently working with the IRS to establish a five year payment plan in which the accrued payroll taxes and the related penalties and interest amounts will be paid. The Company expects to commence payments on this five year payment plan in the first quarter of 2007.

The Company received a Notice of Federal Tax Lien by the Internal Revenue Service (IRS) dated May 24, 2006. The Tax Lien was filed with the Secretary of State in Texas. The Lien is in favor of the United States on all property and rights to property belonging to the Company for the amount of these taxes, and additional penalties, interest, and costs that may accrue. The Lien will remain in place until such time that the Company pays its obligation in full to the IRS. The Company expects to commence a monthly payment plan in the fourth quarter of 2006 in which it will pay the balance of the obligation off over a period of five years.

NOTE 6.  LOSS ON DEBT SETTLEMENT

The Company was notified on January 20, 2006, that it was in default under its master electronic equipment lease primarily due to its failure to pay the base monthly rental payments after October 2005. On February 20, 2006, the Company returned approximately $300,000 of the hardware and software to the lessor, retaining approximately $14,000 of the original leased property. The notice of default on the lease did not relieve, suspend or waive the Company's continued responsibility for the monthly rental payments for the balance of the initial lease term. As of February 20, 2006, the Company had approximately $59,000 of its original lease deposit amount of $124,717 in tact. The Company restructured the remaining amount owed under the lease for an additional twenty-four months. The net amount owed included an offset credit given for the lease deposit of $59,239. The restructured balance totaled $107,102. Accordingly, in conjunction with the restructured lease, the Company recorded a loss on debt settlement in the first quarter of 2006 totaling $166,341 to reflect complete consumption of the lease deposit of $59,239 and the remaining lease liability of $107,102.

The Company made its first payment on the restructured lease in July 2006. In August 2006, the Company was notified by the lessor that a partial credit of $14,849 was being issued to the Company, against the restructured balance, for the equipment returned to the lessor in February 2006. Therefore, the Company recorded a gain on debt settlement of $14,849 in the third quarter of 2006. At September 30, 2006, the restructured balance due totaled $82,058 (net of the credit for returned equipment of $14,849 and payments made during the third quarter totaling $10,194).

The Company was notified on February 21, 2006, that it was in default under the lease for its principal executive office located in Austin, Texas, due to its failure to timely pay the base monthly rental. The Company was directed to vacate the premises no later than February 28, 2006. The Company vacated the premises on February 28, 2006 and temporarily relocated its principal executive office to an alternative location in Austin, Texas in approximately 300 square feet of leased office space. The lessor has agreed to extinguish the lease and will require the Company to pay its outstanding base monthly rental amounts owed through February 28, 2006, totaling $47,433, including applicable late fees. Because the original lease was a three-year, sliding scale square-footage rate lease, and the square-footage rates increased in years two and three, as of February 28, 2006 the Company had recorded $14,200 in additional rent expense to average out the three-year total rent expense. Because the lessor agreed to extinguish the lease as of February 28, 2006 the Company reversed its additional rent expense accrual of $14,200, resulting in a reduction in the loss on debt settlement recognized in the first quarter of 2006.

In addition, in the third quarter of 2006, the Company settled outstanding payables with two of its trade vendors for less than the original amounts owed and recorded $16,294 as gain on debt settlement.

Note 7.  SUBSEQUENT EVENT

On June 16, 2006, the Company's Board of Directors ratified a letter agreement (the "Letter Agreement"), dated June 7, 2006, with a related party, Gryphon Opportunities Fund I, LLC ("GOF"), relating to future financing and recapitalization of the Company. Pursuant to the Letter Agreement, GOF agreed to convert its notes payable and accrued interest to common stock of the Company and to release its lien on the Company's assets. Both of these actions were conditioned upon the Company receiving an aggregate of $570,000 in equity financing. The raising of the equity financing was effectively completed on September 15, 2006 (the "Commitment Date") in the amount of $570,518. As of October 2, 2006, the Company had raised a total of $576,518 in the equity financing.

As of the Commitment Date, the Company had only approximately 30 million shares of common stock authorized remaining to be issued. To complete the equity financing of $576,518 (offered at a price of $0.01 per common share equivalent ) and the conversion of the GOF notes payable and accrued interest of $544,490 and $56,477, respectively, also offered at a conversion rice of $0.01 per common share equivalent (the GOF conversion offer was triggered upon achievement of the minimum required equity financing on September 15, 2006), the Company needed approximately 104 million authorized common shares. As a result, the Company authorized issuance of a new Mandatorially Convertible Series C Preferred Stock series ("the Series C Stock") to the new equity investors (251,093 shares of Series C Stock) and to GOF (264,494 shares of Series C Stock). The Series C Stock has no conversion rights unless and until the Company has sufficient authorized shares of common stock available to permit the conversion of all of the shares of Series C Stock at a rate of 200 common shares for each share of Series C Stock. In addition, the Series C Stock has no liquidation preference, dividend rights or any other rights that are not included in the rights of the current common stock holders. The Company filed its Certificate of Designation for the Series C Stock with the State of Nevada on November 13, 2006 (the "acceptance date"); therefore, as of the acceptance date , the Series C Stock shares are now authorized, designated and issuable to the new equity investors and to effect the conversion of the GOF notes payable and accrued interest. At September 30, 2006, because the Series C Stock had not been authorized or designated, the equity financing of $570,518 is classified as preferred stock pending issuance on the balance sheet.

Effective November 13, 2006 the Company issued 253,733 shares of Series C Stock to the new equity investors representing $576,518 in equity financing completed as of October 2, 2006 and 264,494 shares to GOF to affect the conversion of GOF's notes payable and accrued interest of $544,490 and $56,477, respectively.

On October 19, 2006 the Company made a conversion offer to the remaining note holders to convert the balance of $1,283,500 in notes payable and the related accrued interest of $262,197 (as of September 15, 2006) to Series C Stock. The Company believes that a majority of the note holders will accept the conversion offer in the fourth quarter of 2006. If all of the remaining note holders accept the conversion offer, the Company will be required to issue an additional 680,282 shares of Series C Stock which would convert to approximately 136 million common shares. As of the date of this filing, the Company has received signed consents from note holders accepting the conversion offer representing $970,000 in notes payable and $174,578 in accrued interest. To affect these conversions the Company has issued an additional 503,744 shares of Series C Stock.

The new investors (representing $576,518 in equity financing) coupled with the conversion to Series C Stock of the GOF notes and accrued interest, and the remaining note holders' notes payable and accrued interest on the notes (assuming all note holders agree to the conversion) will own approximately 90% of the Company's outstanding equity upon completion of the recapitalization.

Once the Company increases the number of its authorized shares, the newly issued Series C Stock will immediately be converted into common shares at the conversion ratio of 200 common shares for 1 share of Series C Stock.

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

On December 9, 2005, the Company implemented a staff reduction of approximately sixteen employees in what was expected to be a temporary cost reduction in response to the failure of the Company to obtain necessary financing to fund operations. The Company intended to secure a banking or investment partner and it downsized its cost structure to preserve its value and operate from its current sales revenues during this interim period. A cost contained operating plan, including four full-time employees and additional part-time resources, was implemented to support the Company's physician and home healthcare provider customer base and to maintain its technology platform. As additional investment capital is attracted, the Company will resume its aggressive marketing, sales and product development initiatives. The Company implemented a personnel and cost reduction program that reduced its monthly cash requirements by approximately $200,000.

On April 4, 2006, the Company entered into a Loan Agreement (the "Loan Agreement") with Euro Financial Fidelity, Inc. ("EFF") which provided for a loan to the Company of $7,000,000 (the "Loan"). The Company had the right to terminate the Loan Agreement at any time by written notice to EFF if the loan was not funded by June 15, 2006. The Company notified EFF on October 6, 2006 that it was terminating the Loan Agreement, effective immediately, as no funding was ever received.

On June 16, 2006, the Company's Board of Directors ratified a letter agreement (the "Letter Agreement"), dated June 7, 2006, with a related party, Gryphon Opportunities Fund I, LLC ("GOF"), relating to future financing and recapitalization of the Company. Pursuant to the Letter Agreement, GOF agreed to convert its notes payable and accrued interest to common stock of the Company and to release its lien on the Company's assets. Both of these actions were conditioned upon the Company receiving an aggregate of $570,000 in equity financing. The raising of the equity financing was effectively completed on September 15, 2006 (the "Commitment Date") in the amount of $570,518. As of October 2, 2006, the Company had raised a total of $576,518 in the equity financing. For additional information see Footnote 7 - Subsequent Event.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of the stock-based payment awards that is ultimately expected to vest. As stock-based compensation expense recognized in the statement of operations for the three and nine month periods ended September 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

RESULTS OF OPERATIONS

Three months ended September 30, 2006 compared to three months ended September 30, 2005

Revenues for the three months ended June 30, 2006 were $61,866 compared to $108,774 for the three months ended June 30, 2005. This 43% decrease in sales reflects customer attrition. Since the Company implemented a staff reduction of approximately 16 employees on December 9, 2005, it has experienced a customer attrition rate near 45% of its paying home healthcare provider locations, resulting in lower revenue in 2006.

Management believes that significant revenue growth will begin in the next twelve months if the Company is able to raise the additional capital required to execute its marketing and sales strategy.

Costs of revenues were $38,150 for the three months ended September 30, 2006 compared to $203,926 for the three months ended September 30, 2005. This 81% decrease in cost of revenues was primarily attributable to the staff reductions the Company implemented in December 2005 resulting in lower salaries and benefits and other employee-related expenses of $112,000, lower operating lease expenses of $49,000, resulting from the Company returning approximately $300,000 in leased hardware and software in February, 2006 and lower other expenses of $7,000 (including T1 line costs and co-location facility costs).

Selling, general and administrative expenses were $171,918 for the three months ended September 30, 2006 compared to $699,899 for the three months ended September 30, 2005. This 75% decrease in expenses was primarily attributable to the staff reductions the Company implemented in December 2005 resulting in lower salaries and benefits and other employee-related expenses of $413,000 and lower travel and entertainment expenses of $64,000. Investor relations and related costs decreased $29,000 in 2006 due to the Company discontinuing its investor relations program as a part of its overall cost reduction plan implemented in December 2005. Bad debt expense was $21,000 lower in 2006. Other corporate general and administrative expenses, including building rent, insurance, telephone, cellular phone, office supplies and postage expenses decreased $81,000 in 2006. Partially offsetting these lower expenses were higher marketing consulting expenses in 2006 of $39,000 resulting from the Company hiring an outside consultant to assist in various market research and business plan development efforts. The Company also recognized $21,875 in stock compensation expense for stock options vested during the third quarter of 2006 due to its January 1, 2006, adoption of SFAS No. 123R using the modified prospective transition method, which contributed to higher expenses in 2006. In addition, legal settlement expenses were $10,000 higher in 2006 due to the settlement of a lawsuit. In the third quarter of 2006 the Company accrued an additional $16,300 in penalties and interest charges on back payroll taxes owed for the third and fourth quarters of 2005, contributing to higher expense in 2006.

Management expects that operating expenses will increase over the next twelve to eighteen months if the Company is able to raise the additional capital required to make the necessary investments in technology development and enhancements and in its planned marketing, sales and support programs.

Gain on lease settlement totaled $31,143 for the three months ended September 30, 2006. The Company was notified on January 20, 2006, that it was in default under its master electronic equipment lease primarily due to its failure to pay the base monthly rental payments after October 2005. On February 20, 2006, the Company returned approximately $300,000 of the hardware and software to the lessor, retaining approximately $14,000 of the original leased property. The notice of default on the lease did not relieve, suspend or waive the Company's continued responsibility for the monthly rental payments for the balance of the initial lease term. As of February 20, 2006, the Company had approximately $59,000 of its original lease deposit amount of $124,717 in tact. The Company restructured the remaining amount owed under the lease for an additional twenty-four months. The net amount owed included an offset credit given for the lease deposit of $59,239. The restructured balance totaled $107,102. Accordingly, in conjunction with the restructured lease, the Company recorded a loss on debt settlement in the first quarter of 2006 totaling $166,341 to reflect complete consumption of the lease deposit of $59,239 and the remaining lease liability of $107,102. The Company made its first payment on the restructured lease in July 2006. In August 2006, the Company was notified by the lessor that a partial credit of $14,849 was being issued to the Company, against the restructured balance, for the equipment returned to the lessor in February 2006. Therefore, the Company recorded a gain on debt settlement of $14,849 in the third quarter of 2006. At September 30, 2006, the restructured balance due totaled $82,058 (net of the credit for returned equipment of $14,849 and payments made during the third quarter totaling $10,194).

In addition, in the third quarter of 2006, the Company settled outstanding payables with two of its trade vendors for less than the original amounts owed and recorded $16,294 as gain on debt settlement.

Interest expense for the three months ended September 30, 2006 was $60,960 compared to $74,713 in 2005. Lower interest expense in 2006 primarily resulted from the fact that on September 26, 2005, the holder of a 30-day, $50,000 promissory note agreed to convert the principle, accrued interest and late fees, totaling $53,183 into 110,000 shares of the Company's common stock. Gryphon Opportunities Fund I, LLC, a majority shareholder of the Company, contributed 110,000 shares of common stock to the Company, at $0.70 per share, effecting a $77,000 capital contribution. The exchange of the note, totaling $53,193 in principal, accrued interest and penalties, into 110,000 shares of common stock of the Company, resulted in the Company's recognition of a deemed interest expense of $23,188. In addition, amortization of debt discount and deferred financing fees were $11,300 higher in 2005. Partially offsetting these were higher interest expense in 2006 of approximately $24,000, reflecting a higher debt load resulting from notes payable the Company issued in the second, third and fourth quarters of 2005.

Nine months ended September 30, 2006 compared to nine months ended September 30, 2005

Revenues for the nine months ended September 30, 2006 were $203,481 compared to $266,878 for the nine months ended September 30, 2005. This 24% decrease in sales reflects customer attrition and reduced billings for application downtime in April and June of 2006. Since the Company implemented a staff reduction of approximately 16 employees on December 9, 2005, it has experienced a customer attrition rate near 45% of its paying home healthcare provider locations, resulting in lower revenue in 2006. In addition, because of technological issues that resulted in periods of application downtime in the months of April and June of 2006, the Company provided two weeks of service free to each of its customers in these two months, resulting in reduced billings.

Management believes that significant revenue growth will begin in the next twelve months if the Company is able to raise the additional capital required to execute its marketing and sales strategy.

Costs of revenues were $152,859 for the nine months ended September 30, 2006 compared to $640,489 for the nine months ended September 30, 2005. This 76% decrease in cost of revenues was primarily attributable to the staff reductions the Company implemented in December 2005 resulting in lower salaries and benefits and other employee-related expenses of $370,000, lower operating lease expenses of $98,000, resulting from the Company returning approximately $300,000 in leased hardware and software in February, 2006 and lower custom form design expenses of $22,000.

Selling, general and administrative expenses were $774,848 for the nine months ended September 30, 2006 compared to $1,871,203 for the nine months ended September 30, 2005. This 59% decrease in expenses was primarily attributable to the staff reductions the Company implemented in December 2005 resulting in lower salaries and benefits and other employee-related expenses of $817,000 and lower travel and entertainment expenses of $180,000. Investor relations and related costs decreased $57,000 in 2006. Other marketing costs, including marketing materials, product marketing and tradeshow and press release expenses were approximately $34,000 lower in 2006. Other corporate general and administrative expenses, including computer and software expenses, building rent, insurance, telephone, cellular phone, legal and postage expenses decreased $190,000 in 2006. On January 24, 2006 the Company entered into a consulting agreement with an individual, Howard Alweil (the "Consultant") for services related to locating qualified executive personnel and reviewing the implementation strategy of the Company's public relations and marketing efforts. As compensation for those services, the Company agreed to issue 300,000 registered shares of the Company's Common Stock, to be registered under a Registration Statement on Form S-8 or any other available form as soon as was practicable after the execution and delivery of the consulting agreement. Accordingly, the Company filed a Form S-8 Registration Statement under the Securities Act of 1933 on February 10, 2006. In the first quarter of 2006, the Company recorded $75,000 in financial consulting expenses related to the issuance of the 300,000 shares of common stock which were valued at $0.25 per share on January 24, 2006, resulting in higher financial consulting expense in 2006. The Company also recognized $138,542 in stock compensation expense for stock options vested during the first nine months of 2006 due to its January 1, 2006, adoption of SFAS No. 123R using the modified prospective transition method, which contributed to higher expenses in 2006. Other higher expenses in 2006 were penalties and interest charges on state sales taxes of $8,500 and IT consulting costs of $7,000. In addition, legal settlement expenses were $10,000 higher in 2006 due to the settlement of a lawsuit. In the third quarter of 2006 the Company accrued an additional $16,300 in penalties and interest charges on back payroll taxes owed for the third and fourth quarters of 2005, contributing to higher expense in 2006.

Management expects that operating expenses will increase over the next twelve to eighteen months if the Company is able to raise the additional capital required to make the necessary investments in technology enhancements and in its planned marketing, sales and support programs.

Loss on debt settlement expenses totaled $120,998 for the nine months ended September 30, 2006.

The Company was notified on January 20, 2006, that it was in default under its master electronic equipment lease primarily due to its failure to pay the base monthly rental payments after October 2005. On February 20, 2006, the Company returned approximately $300,000 of the hardware and software to the lessor, retaining approximately $14,000 of the original leased property. The notice of default on the lease did not relieve, suspend or waive the Company's continued responsibility for the monthly rental payments for the balance of the initial lease term. As of February 20, 2006, the Company had approximately $59,000 of its original lease deposit amount of $124,717 in tact. The Company restructured the remaining amount owed under the lease for an additional twenty-four months. The net amount owed included an offset credit given for the lease deposit of $59,239. The restructured balance totaled $107,102. Accordingly, in conjunction with the restructured lease, the Company recorded a loss on debt settlement in the first quarter of 2006 totaling $166,341 to reflect complete consumption of the lease deposit of $59,239 and the remaining lease liability of $107,102. The Company made its first payment on the restructured lease in July 2006. In August 2006, the Company was notified by the lessor that a partial credit of $14,849 was being issued to the Company, against the restructured balance, for the equipment returned to the lessor in February 2006. Therefore, the Company recorded a gain on debt settlement of $14,849 in the third quarter of 2006. At September 30, 2006, the restructured balance due totaled $82,058 (net of the credit for returned equipment of $14,849 and payments made during the third quarter totaling $10,194).

The Company was notified on February 21, 2006, that it was in default under the lease for its principal executive office located in Austin, Texas, due to its failure to timely pay the base monthly rental. The Company was directed to vacate the premises no later than February 28, 2006. The Company vacated the premises on February 28, 2006 and temporarily relocated its principal executive office to an alternative location in Austin, Texas in approximately 300 square feet of leased office space. The lessor has agreed to extinguish the lease and will require the Company to pay its outstanding base monthly rental amounts owed through February 28, 2006, totaling $47,433, including applicable late fees. Because the original lease was a three-year, sliding scale square-footage rate lease, and the square-footage rates increased in years two and three, as of February 28, 2006 the Company had recorded $14,200 in additional rent expense to average out the three-year total rent expense. Because the lessor agreed to extinguish the lease as of February 28, 2006 the Company reversed its additional rent expense accrual of $14,200, resulting in a reduction in the loss on debt settlement recognized in the first quarter of 2006.

In addition, in the third quarter of 2006, the Company settled outstanding payables with two of its trade vendors for less than the original amounts owed and recorded $16,294 as gain on debt settlement.

Interest expense for the nine months ended September 30, 2006 was $188,923 compared to $151,851 in 2005. Higher interest expense in 2006, was primarily attributable to a higher debt load, resulting from notes payable the Company issued in the second, third and fourth quarters of 2005.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities for the nine-months ended September 30, 2006 and 2005 totaled $387,320 and $1,918,433, respectively. Decreased net uses of cash in 2006 resulted primarily from the staff reductions the Company implemented in December 2005.

Net cash provided by financing activities was $570,518 for the nine months ended September 30, 2006 consisted of proceeds from preferred stock pending issuance.

To facilitate additional short-term and long-term investment financing, on June 16, 2006, the Company's Board of Directors ratified a letter agreement (the "Letter Agreement"), dated June 7, 2006, with a related party, Gryphon Opportunities Fund I, LLC ("GOF"), relating to future financing and recapitalization of the Company. Pursuant to the Letter Agreement, GOF agreed to convert its notes payable and accrued interest to common stock of the Company and to release its lien on the Company's assets. Both of these actions were conditioned upon the Company receiving an aggregate of $570,000 in equity financing. The raising of the equity financing was effectively completed on September 15, 2006 (the "Commitment Date") in the amount of $570,518. As of October 2, 2006, the Company had raised a total of $576,518 in the equity financing. For additional information see Footnote 7 - Subsequent Event.

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

The financial statements for the nine months ended September 30, 2006 were prepared on the assumption that the Company will continue as a going concern. The Company sustained a net loss of $1,035,255 for the nine months ended September 30, 2006. The Company has accumulated losses through September 30, 2006 of $16,098,221. Cash used in operating activities for the nine-month periods ended September 30, 2006 and 2005 totaled $387,320 and $1,918,433, respectively. Total liabilities at September 30, 2006 of $3,534,663 significantly exceeds total assets of $255,268 and a significant portion of our debt is in default. As of the date of this report, the Company is unable to meet all of its short-term obligations because of shortages of cash. The Company's continued existence depends upon the success of management's efforts to raise additional capital necessary to meet the Company's obligations as they come due, and to obtain sufficient capital to execute its business plan. The Company intends to obtain capital primarily through issuances of debt or equity. There can be no degree of assurance that the Company will be successful in completing additional financing transactions. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its intended business objectives

RELATED PARTY TRANSACTIONS

On June 16, 2006, the Company's Board of Directors ratified a letter agreement (the "Letter Agreement"), dated June 7, 2006, with a related party, Gryphon Opportunities Fund I, LLC ("GOF"), relating to future financing and recapitalization of the Company. Pursuant to the Letter Agreement, GOF agreed to convert its notes payable and accrued interest to common stock of the Company and to release its lien on the Company's assets. Both of these actions were conditioned upon the Company receiving an aggregate of $570,000 in equity financing. The raising of the equity financing was effectively completed on September 15, 2006 (the "Commitment Date") in the amount of $570,518. As of October 2, 2006, the Company had raised a total of $576,518 in the equity financing.

As of the Commitment Date, the Company had only approximately 30 million shares of common stock authorized remaining to be issued. To complete the conversion of the GOF notes payable and accrued interest of $544,490 and $56,477, respectively, offered at a conversion price of $0.01 per common share equivalent, the Company needed approximately 53 million authorized common shares (the GOF conversion offer was triggered upon achievement of the minimum required equity financing on September 15, 2006). As a result, the Company authorized issuance of a new Mandatorially Convertible Series C Preferred Stock series to GOF (264,494 shares of Series C Stock). The Series C Stock has no conversion rights unless and until the Company has sufficient authorized shares of common stock available to permit the conversion of all of the shares of Series C Stock at a rate of 200 common shares for each share of Series C Stock. In addition, the Series C Stock has no liquidation preference, dividend rights or any other rights that are not included in the rights of the current common stock holders. The Company filed its Certificate of Designation for the Series C Stock with the State of Nevada on November 13, 2006 (the "acceptance date"); therefore, as of the acceptance date , the Series C Stock shares are now authorized, designated and issuable to effect the conversion of the GOF notes payable and accrued interest. Effective November 13, 2006 the Company issued 264,494 shares to GOF to affect the conversion of GOF's notes payable and accrued interest of $544,490 and $56,477, respectively.

ITEM 3. CONTROLS AND PRODCECURES

Members of our management, including Neil Burley, our Chief Financial Officer and Principal Accounting and Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of September 30, 2006, the end of the period covered by this report. Based upon that evaluation, Mr. Burley concluded that our disclosure controls and procedures are effective.

INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph
(d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings

On April 7, 2005 a lawsuit was filed by Norman K. Best, a former officer of the Company, against SecureCARE Technologies, Inc. The lawsuit is identified as cause number GN501073 and was filed in the 353rd Judicial District Court of Travis County, Texas as "Norman K. Best versus SecureCARE Technologies, Inc." The lawsuit alleges that the Company breached the terms of its agreements with Mr. Best by failing to tender 50,000 shares of common stock of SecureCARE Technologies, Inc. which were granted to him in January 2004. The grant date fair value of the 50,000 shares was not material. The Company responded to this lawsuit on May 13, 2005, by filing a general denial, denying all the allegations raised by the Plaintiff. On July 8, 2005, the Company filed a series of responses to the plaintiff's request for admission. The Company was initially required to produce all documents related to the plaintiff's request for production by August 14, 2006. On August 25, 2006, the Company settled this lawsuit with Mr. Best. The Company agreed to tender the 50,000 shares of SecureCARE Technologies, Inc. common stock that were previously granted to him. The Company also agreed to a monetary payment of $10,000 to be paid in five monthly installments of $2,000 each. Accordingly, at September 30, 2006, the Company has recorded a liability of $8,000 for the balance of payments due on the monetary portion of this settlement.

Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.


Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

a)       EXHIBITS

         3.11 Certificate of Voting Powers, Designations, Preferences and Rights of Series C Contingently Mandatorially Convertible Preferred Stock

         4.6 Specimen Certificate Series C Contingently Mandatorially Convertible Preferred Stock

         10.6 Form of Series C Contingently Mandatorially Convertible Preferred Stock Subscription Agreement

         31.1     Certification of the Chief Executive Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

         31.2     Certification of the Chief Financial Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

         32 Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)       REPORTS ON FORM 8-K

         None.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SecureCare Technologies, Inc.
                                       (Registrant)


Date:  November 20, 2006               By: /s/ DENNIS NASTO
                                           -------------------------------------
                                           Dennis Nasto
                                           Chief Executive Officer and Director



Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


NAME                                        TITLE              DATE

/s/ DENNIS NASTO                Chief Executive Officer        November 20, 2006
-------------------------       and Director
Dennis Nasto


/s/ NEIL BURLEY                 Chief Financial Officer        November 20, 2006
-------------------------       (Principal Financial and
Neil Burley                     Accounting Officer)