Form 10KSB
period 2006-12-31
SECURECARE TECHNOLOGIES INC
filed 2007-04-02
CIK 18530

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2006

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

Registrant's telephone number, including area code: (512) 447-3700 Securities registered pursuant to Section 12(b) of the Act: None, Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.001 PAR VALUE
                          -----------------------------
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Report on Form 10-KSB or any amendment to this Report on Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year ended December 31, 2006 were $244,477.

The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the Registrant as of February 28, 2007 (based upon the closing price) was $325,212.

Issuers involved in Bankruptcy Proceedings During the Past Five Years. Check whether the issuer has filed all documents and reports required to be filed by
Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes [X] No [ ]

The number of shares of the issuer's Common Stock, par value $.001 per share, outstanding as of December 31, 2006 was 20,304,000 of which 6,504,243 shares were held by non-affiliates.

Documents Incorporated by Reference. Yes.

Transitional Small Business Issuer Format. Yes [ ] No [X]

                          SecureCARE Technologies, Inc.
                                   Form 10-KSB
                   For the Fiscal Year Ended December 31, 2006
                                      INDEX

PART 1

Item 1.      Business                                                         2

Items 1A.    Risk Factors                                                     9

Item 2.      Properties                                                      14

Item 3.      Legal Proceedings                                               14

Item 4.      Submission of Matters to a Vote of Security Holders             14

PART 11

Item 5.      Market for Registrant's Common Equity, Related Stockholder
             Matters and Issuer Purchase of Equity Securities                14

Item 6.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                       15

Item 7.      Financial Statements                                            22

Item 8.      Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosures                                       22

Item 8A.     Controls and Procedures                                         22

Item 8B.     Other Information                                               22

Part 111

Item 9.      Directors and Officers of the Registrant                        23

Item 10.     Executive Compensation                                          25

Item 11.     Security Ownership of Certain Beneficial Owners and
             Management and Related Stockholder Matters                      27

Item 12.     Certain Relationships and Related Transactions                  27

Item 13.     Principal Accountant Fees and Services                          28

Part IV

Item 14.     Exhibits and Financial Statement Schedules                      28

Signatures                                                                   29

PART 1

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

This report on Form 10-KSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. SecureCARE Technologies, Inc. ("SecureCARE" or the "Company") bases these forward-looking statements on its expectations and projections about future events, which the Company has derived from the information currently available to it. In addition, from time to time, SecureCARE or its representatives my make forward-looking statements orally or in writing. Furthermore, forward-looking statements maybe included in SecureCARE's filings with the Securities and Exchange Commission or press releases or oral statements made by or with the approval of one of SecureCARE's executive officers. For each of these forward-looking statements, SecureCARE claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to future events or SecureCARE's future performance, including but not limited to:

        o    Possible or assumed future results of operations
        o    Future revenue and earnings; and
        o    Business and growth strategies.

Forward-looking statements are those that are not historical in nature, particularly those that use terminology such as may, could, will, should, likely, expects, anticipates, contemplates, estimates, believes, plans, projected, predicts, potential or continue or the negative of these or similar terms. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. Forward-looking statements are subject to certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed in any forward-looking statements. These risks and uncertainties include, but are not limited to, the following important factors with respect to
SecureCARE:

        o the uncertainty of general business and economic conditions, including the potential for a slowdown in business and expenditures on medical information technology and software;
        o    the impact of competition, both expected and unexpected;
        o our need for additional funds, and the difficulties we may face in obtaining such funds;
        o the Company's inability to realize the anticipated benefits of strategic and operational initiatives related to increased productivity, new product development, technological advances, and the achievement of sales growth
        o those described under Risk Factors included in Item 1A of this document.

Forward-looking statements are only predictions as of the date they are made and are not guarantees of performance. All forward-looking statements included in this document are based on information available to SecureCARE on the date of this Report on Form 10-KSB. Readers are cautioned not to place undue reliance on forward-looking statements. The forward-looking events discussed in this Report on Form 10-KSB and any other statements made from time to time by SecureCARE or its representatives may not occur and actual events and results may differ materially and are subject to risks, uncertainties and assumptions about SecureCARE including without limitation those discussed elsewhere in this Form 10-KSB under the heading Risk Factors as well as those discussed elsewhere in this Form 10-KSB, and the risks discussed in our Securities and Exchange Commission filings. Except for their on-going obligation to disclose material information as required by federal securities laws, SecureCARE is not obligated to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Report on Form 10-KSB and in other statements made from time-to-time by SecureCARE or its representatives might not occur.

ITEM 1. BUSINESS

OVERVIEW

SecureCARE's management believes that the Company is a leading provider of Internet-based document exchange and e-signature solutions for the healthcare industry. The Company's proprietary technology uses the Internet to enable electronic document exchange for documents to be sent, retrieved, signed and remotely viewed anywhere in the world, between providers of healthcare, while protecting patient privacy as required by law. Built with state-of-the art development tools from the Microsoft dotNET development solutions, the SecureCARE.net portal is tailored to the needs of physicians, clinics and home healthcare, hospice and durable medical equipment providers. This end-to-end solution offers a money-saving approach to accessing information and managing time-consuming forms and authorizations. SecureCARE's easy to use technology eliminates paper, while enhancing the physicians ability to capture fees for otherwise unbilled time and services, uniquely and directly impacting the physicians revenue. SecureCARE.net is a highly secure, HIPAA-ready (Health Insurance Portability and Accountability Act) tracking and reporting tool that streamlines operations while providing physicians with additional revenue opportunities. In the fourth quarter of 2006 the Company began development of an additional product offering, its hosted electronic fax solution, "SecureFAX". The beta test site of the application was up and running as of February, 2007. The Company is continuing to develop features associated with SecureFAX and is planning to bring this new product offering to market in the second quarter of 2007. The Company markets its services to customers throughout the United States, currently operating from its Austin, Texas-based corporate headquarters.

The Company intends to continue to utilize the Internet to provide browser-initiated healthcare document exchange and e-signature solutions that facilitate the confidential, on-line exchange of healthcare information for many participants in the healthcare industry. Based on the technology and products in place, other applications can and will be developed that will enhance the Company's position in the physician's office and in the offices of other providers of health care. These services using Internet technology in the healthcare industry are subject to risks, including but not limited to those associated with competition from existing companies offering similar services, rapid technological change, development risks, management of growth and a minimal previous record of operations or earnings.

General

SecureCARE Technologies, Inc., (the Company or SecureCARE) formerly eClickMD, Inc., was incorporated in Idaho in 1961. During 1998, the Company changed its domicile to the State of Nevada and is now a Nevada Corporation.

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

On May 18, 2004, the order granting motion to modify plan after confirmation was approved by the bankruptcy court..

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

On December 9, 2005, the Company implemented a staff reduction of approximately sixteen employees in what was expected to be a temporary cost reduction in response to the failure of the Company to obtain necessary financing to fund operations. The Company intended to secure a banking or investment partner and it downsized its cost structure to preserve its value and operate from its current sales revenues during this interim period. A cost contained operating plan, including four full-time employees and additional part-time resources, was implemented at that time to support the Company's physician and home healthcare provider customer base and to maintain its technology platform. When implemented, this personnel and cost reduction program reduced the Company's monthly cash requirements by approximately $200,000.

On April 4, 2006, the Company entered into a Loan Agreement (the "Loan Agreement") with Euro Financial Fidelity, Inc. ("EFF") which provided for a loan to the Company of $7,000,000 by June 15, 2006 (the "Loan"). The Company had the right to terminate the Loan Agreement at any time by written notice to EFF if the Loan was not funded by June 15, 2006. The Company notified EFF on October 6, 2006 that it was terminating the Loan Agreement, effective immediately, as no funding was ever received.

In its efforts to position the Company to raise the additional capital required to execute its business plan, during 2006, the Company affected a significant restructuring of it balance sheet. On June 16, 2006, the Company's Board of Directors ratified a letter agreement (the "Letter Agreement"), dated June 7, 2006, with a related party, Gryphon Opportunities Fund I, LLC ("GOF"), relating to future financing and a recapitalization of the Company. Pursuant to the Letter Agreement, GOF agreed to convert its notes payable and accrued interest (as of September 15, 2006) to common stock of the Company and to release its lien on the Company's assets. Both of these actions were conditioned upon the Company receiving an aggregate of $570,000 in equity financing. The raising of the equity financing was effectively completed on September 15, 2006 (the "Commitment Date") in the amount of $570,518. As of October 2, 2006, the Company had raised a total of $576,518 in the equity financing.

As of the Commitment Date, the Company had only approximately 30 million shares of common stock authorized remaining to be issued. To complete the equity financing of $576,518 (offered at a price of $0.01 per common shave equivalent) and the conversion of the GOF notes payable and accrued interest of $544,490 and $56,477, respectively, also offered at a conversion price of $0.01 per common share equivalent, (the GOF conversion offer was triggered upon achievement of the minimum required equity financing on September 15, 2006), the Company needed approximately 104 million authorized common shares. As a result, the Company authorized issuance of a new series of Mandatorially Convertible Series C Preferred Stock (the "Series C Stock") to the new equity investors (251,093 shares of Series C Stock) and to GOF (264,494 shares of Series C Stock). The Series C Stock has no conversion rights unless and until the Company has sufficient authorized shares of common stock available to permit the conversion of all of the shares of Series C Stock at a rate of 200 common shares for each share of Series C Stock. In addition, the Series C Stock has no liquidation preference, dividend rights or any other rights that are not included in the rights of the current common stock holders. The Company filed its Certificate of Designation for the Series C Stock with the State of Nevada on November 13, 2006 (the "acceptance date"); therefore, as of the acceptance date, the Series C Stock shares were authorized, designated and issuable to the new equity investors and to effect the conversion of the GOF notes payable and accrued interest. At September 30, 2006, because the Series C Stock had not been authorized or designated, the equity financing of $570,518 was classified as preferred stock pending issuance on the balance sheet.

In conjunction with the acceptance date, effective November 13, 2006 the Company issued 253,733 shares of Series C Stock to the new equity investors representing $576,518 in equity financing completed as of October 2, 2006 and 264,494 shares to GOF to affect the conversion of GOF's notes payable and accrued interest of $544,490 and $56,477, respectively.

On October 19, 2006 the Company made a conversion offer to the remaining note holders to convert the balance of $1,283,500 in notes payable and the related accrued interest of $262,197 (as of September 15, 2006) to Series C Stock. As of December 31, 2006, the Company received signed consents from note holders accepting the conversion offer representing $1,020,000 in notes payable and $208,328 in accrued interest (as of September 15, 2006). To affect these additional conversions the Company has issued an additional 540,604 shares of Series C Stock.

In summary, as of December 31, 2006, the Company has issued a total of 1,058,835 shares of Series C Stock representing 211,766,248 common share equivalents as follows:

Description                              Series C Stock Shares      Common Share Equivalents
-----------                              ---------------------      ------------------------
$576,518 Equity Financing                             253,736                    50,746,681
GOF Note/Interest Conversion                          264,494                    52,898,765
All other Note/Interest Conversions                   540,605                   108,120,802
                                              ---------------          --------------------
        Total at 12/31/06                           1,058,835                   211,766,248
                                              ===============          ====================

On February 28, 2007, the Board of Directors of the Company commenced written solicitation of the holders of its Common Stock and its Series C Stock, as of February 23, 2007 (the "Record Date") to grant the Company's Board of Directors discretionary authority to effect a reverse stock split of two hundred for one in order for the Company to have sufficient shares to meet its existing obligations. This proposed reverse stock split does not change the number of shares of common stock that the Company is authorized to issue. With shareholder approval of the reverse stock split, the 1,058,835 shares of Series C Stock will automatically convert to 1,058,835 shares of common stock. The Company has agreed to accept votes on its proposal until March 30, 2007, unless the Company agrees to extend such date.

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

Our Solutions

To solve inefficient and costly manual paper handling process in the healthcare industry, SecureCARE Technologies has developed a proprietary Internet based application, SecureCARE.net, that enables any health record, form or prescription to move electronically, securely and effortlessly from the point of generation - whether pharmacy or home health agency, to its destination, such as a physician's private office. In the fourth quarter of 2006 the Company began development of an additional product offering, its hosted electronic fax solution, "SecureFAX". The beta test site of the application was up and running as of February, 2007. The Company is continuing to develop features associated with SecureFAX and is planning to bring this new product offering to market in the second quarter of 2007. The Company markets its services to customers throughout the United States, currently operating from its Austin, Texas-based corporate headquarters. The Company's combined solutions allow providers of health care to be able to send and receive the information in two different ways:

     o Electronic fax with a unique bar code to track document status and routing - SecureFAX
     o    An electronic form format with e-Signature - SecureCARE.net

The SecureCARE.net and SecureFAX applications are written in Microsoft.Net programming language and are easily integrated into almost any enterprise software application. This allows the healthcare providers to be able to give the physician their information electronically, at a significant cost and time savings, while complying with the stringent security and privacy regulations under HIPAA. Physician practices will benefit as well. They can manage all faxes and electronic documents in a single portal environment (no paper) and can route them to the appropriate person within the practice for review and electronic signature, and eventually route it for return to the sender. With integration into their patient management system or the electronic medical record (EMR) the documents can be mapped to the appropriate patient file. The same benefits of saving time, money and the elimination of many inefficient steps are achieved by the physician practice users. We believe this solution is a major step forward in reducing the paper handling within a physician practice.

The Company's initial focus is on five segments of the healthcare delivery model.

     o    National and Independent pharmacies
     o    Home Health Agencies and Hospice providers
     o    Durable Medical Equipment providers
     o    Long Term Care providers
     o    Physician practices

Within these industry segments SecureCARE's addressable market is the document exchange and management of paperwork between the providers in each segment listed above and their referring physicians.

SecureFAX - Electronic faxing and receiving of documents with SecureFAX. This process includes bar coding for document traceability that integrates into healthcare enterprise software vendors' applications. SecureFAX has the following features and functionality:

     o It can be sold as a stand-alone product or it can be designed to be integrated into software vendor applications, or combined with SecureCARE.net
     o It is an easily integrated electronic fax service for almost all software applications - allowing users to type in or select a fax number from a directory and send the forms to a physician not on the system directly
     o It tracks outbound faxes and matches back inbound faxes automatically through unique bar code identifiers
     o It allows end-users to immediately increase their productivity, reduce costs, and efficiently communicate all healthcare information to their physician base or other healthcare facilities
     o It is an automated, controlled, bi-directional fax process, facilitating document management and storage, and audit trails, while meeting all HIPAA and Centers for Medicare & Medicaid Services (CMS) requirements
     o    It can map electronically faxed documents to patient records

SecureCARE.net - A fully integrated information portal, SecureCARE.net, processes electronic document exchange and e-Signature along with electronic faxing, SecureFAX. This fully integrated portal is designed to completely eliminate the need for all paper based forms or documents. SecureCARE.net has the following features and functionality:

     o It requires no download; this allows for quick access to SecureCARE and easy portability into newer designed web portal systems most common in physician offices today
     o It is accessed by typing a web address into any browser, which connects to the SecureCARE servers and displays the appropriate login screen
     o Its documents are saved, displayed and printed in PDF (Portable Document Format) format. PDF is a highly recognized document type and is being utilized in most healthcare document image systems
     o Its integrated fax services (SecureFAX) allow users to type in a fax number and send the forms electronically to a physician who is not on SecureCARE.net
     o Its documents can be exported in an image format to send to other EMR systems
     o The SecureCARE system tracks, audits and provides history related to the status of the documents and the complete history of the document as it moves through the SecureCARE system; this audit and history trail can be used for the CMS documentation in case of audits
     o Management reports give SecureCARE.net users information to track the status of a patient's document, including where the document is located and whether the physician or nurse has signed the document; turnaround time is monitored for the healthcare provider to better understand which physicians are prompt in returning documents; patient activity is reported to show a complete history of documents for each patient; all reports are saved, printed and displayed in the PDF format.

The Technology

SecureCARE.net's database is distributed, allowing for faster and broader scalability. The multiple server and storage area network (SAN) configuration provides for robust fail-over and scalability. The SecureCARE.net application was built according to software standards currently in place, and in accordance with healthcare regulations specific to using the Internet. The SecureCARE.net platform uses:

     o    XML, SOAP, HTTP, HL7, HIPAA transaction sets
     o    ANSI X12N
     o    Microsoft development solutions

All database information is stored in Microsoft SQL Server 2000 using encrypted XML data. CryptoAPI is the encryption tool. Several web servers and database servers are co-located in a third party facility that meets Internet requirements and federal regulations for storing healthcare data. The application uses open standards allowing for integration of other software as well as exchange of data with both new and older systems alike.

Electronic fax servers, SecureFAX, have been added and integrated into the SecureCARE.net application that will allow us to create a virtual fax server. A healthcare provider's patient management system is easily able to interface with SecureFAX by sending our application data in an XML file.

The Internet has the full potential to design and deploy universal standards such as those that govern email and electronic data transactions. Many major vendors - especially Microsoft, IBM and Sun - have developed standards such as XML (Extensible Markup Language) and SOAP (Simple Object Access Protocol) that have been adopted by the World Wide Web Consortium (W3C) which is responsible for defining Internet-based standards. Committed to the efficiencies of universal standards, both the SecureCARE.net and SecureFAX platforms are built around Microsoft's .NET (Dot Net) framework within the standards and regulations of HIPAA and HL-7 (Health Level Seven messaging standards). The SecureCARE platform provides multiple levels of data encryption and security meeting the strictest regulatory guidelines of the CMS and the Food and Drug Administration.

HIPAA and Federal IT Initiatives

Recent and evolving federal regulations, several healthcare reform proposals, and new government healthcare IT initiatives, are drivers of product development and should accelerate industry adoption of SecureCARE's services. HIPAA is an expansive regulatory scheme, which, among other objectives, is intended to enhance the privacy and security of a patient's protected health information
(PHI). We believe the significant federally mandated security and privacy requirements have created a high barrier to entry for new and existing IT solutions. SecureCARE's technical infrastructure was designed with HIPAA regulatory compliance in mind.

Sales and Marketing

Management believes the most effective way to penetrate our targeted markets is to sell our services through established channel partners who have signed reseller agreements with SecureCARE. Our channel partners are the enterprise and billing software systems that are used to run our targeted end users businesses (pharmacies, home health agencies, DME providers, Long Term Care facilities and Physician practices). We intend to sell our service in an outsourced ASP (application service provider) model that is integrated into the channel partner's software. The channel partner will sell the service in an integrated module or as an add-on service to their software platform. There are significant advantages to this strategy for everyone in the supply chain including SecureCARE, its channel partners and their customer base. SecureCARE's marketing efforts will be focused on selling to and supporting its channel partner strategy.

Competition

The markets in which we compete are highly competitive and rapidly changing. Although we believe there is no single company that directly competes with our SecureCARE.net and SecureFAX solutions, we are aware of efforts by other companies to develop products or services to either compete directly with our solutions or that could be used an alternatives to our solutions. These companies offer fax products, web-based processing of medical forms and signature solutions that could compete with our solutions. Our SecureFAX solution will compete primarily against traditional fax machine manufacturers, which are generally large and well established companies, providers of fax serves and related software. In addition, Companies with which we do not presently directly compete may be come competitors in the future through their product development in the area of secure online services and such companies may have greater financial, technological and marketing resources than we do.

The History of Our Current Products Offerings

In the fourth quarter of 2006 the Company began development of an additional product offering, its hosted electronic fax solution, "SecureFAX". The beta test site of the application was up and running as of February, 2007. The Company is continuing to develop features associated with SecureFAX and is planning to bring this new product offering to market in the second quarter of 2007. The Company markets its services to customers throughout the United States, currently operating from its Austin, Texas-based corporate headquarters. The Company's combined solutions allow providers of health care to be able to send and receive the information in two different ways:

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

SecureCARE.net offers extensive security, scalability and reliability. The new application is fully redundant and scalable with a three-tier architecture that enables the Company to add components as customer demand increases. The new multiple server and SAN configuration, co-located in a third-party facility, provides for robust fail-over. Data in the .net database is distributed among tables, making information-finding faster, particularly for import functions.

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

The Company has contracted with Sungard Availability Services ("Sungard") to house and maintain the Company's server-farm which hosts our ASP application. Sungard's MAX architecture begins with their direct connectivity to multiple Tier 1 backbones. Inside, Sungard has built a fully redundant, self-healing network, which consistently routes our customer traffic over the highest performance backbone. Sungard engineers constantly monitor and upgrade this architecture to stay ahead of the bandwidth growth. If a backbone goes down, a local fiber gets cut or a hardware component fails, our customers can still access the application through a sophisticated fail over system. Sungard will protect the network perimeter with a security product called Check Point FireWall-1TM, state-of-the art inspection Internet firewall technology. Residing at the lowest software layer, FireWall-1TM inspects every packet that crosses our link to the Internet. A comprehensive inspection policy will significantly reduce the chances of unauthorized access to our data and applications. FireWall-1TM does not affect system performance and is transparent to authorized users and applications.

Currently, the SCTI products are licensed to approximately 1,400 active physicians and 44 home health care provider locations located in Texas, Louisiana, North Carolina, Pennsylvania, Florida, Minnesota, Wisconsin, Michigan, Oklahoma, Missouri and Alabama. Home healthcare agencies are charged a monthly fee per provider location utilizing the software. In addition there are one-time training and set-up fees and integration and customization charges as contracted. Currently, physicians are not charged for utilizing the software.

The Company intends to continue to utilize the Internet to provide browser-initiated healthcare document exchange and e-signature solutions that facilitate the confidential, on-line exchange of healthcare information for many participants in the healthcare industry. Based on the technology and products in place, other applications can and will be developed that will enhance the Company's position in the physician's office and in the offices of other providers of health care.

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

Intellectual Property

Management believes that the SecureCARE business model and software products are unique. Currently, the company is not pursuing any of the applications for patents previously submitted that were in various stages of the patent-granting process, some or all of which are now in the abandonment stage. No assurance can be given that any patent will be granted, however, or that any patent granted would provide meaningful protection, or that any patent granted to the Company will not be found to infringe upon any patents granted to others. The Company has already received trademarks and servicemarks on a number of its product features and functions. In October 2003, the Company was granted trademark protection to SecureCARE, the brand name of its primary product line.

Government Regulation

Participants in the healthcare industry are subject to extensive and frequently changing regulation at the federal, state and local levels. The Internet and its associated technologies are also subject to government regulation. Many existing laws and regulations, when enacted, did not anticipate the methods of healthcare Internet-based document exchange and e-signature capabilities that the Company is developing. The Company believes, however, that these laws and regulations may nonetheless be applied to the Company's healthcare business. The Company believes that its products adhere to all applicable regulations including CMS and HIPAA Internet based information mandates.

Current laws and regulations that may affect the healthcare Internet-based electronic document exchange and e-signature industry relate to the following:

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

Future developments in laws that govern online activities (for example, laws that impose Internet taxes or require costly technical requirements) might inhibit the growth of the Internet and create uncertainty in the market, or in some other manner have an adverse effect on the Internet. These developments could, in turn, increasingly have a material adverse effect on our business, prospects, financial condition and results of operations.

Employees

As of December 31, 2006, the Company had three full-time employees, including one employee in sales and marketing, one employee in technology development and maintenance and one employee in finance and accounting. The Company also had two part-time employees (two accounting interns). On December 9, 2005, the Company implemented a staff reduction of approximately sixteen employees in what was expected to be a temporary cost reduction in response to the failure of the Company to obtain necessary financing to fund operations. The Company intended to secure a banking or investment partner and it downsized its cost structure to preserve its value and operate from its current sales revenues during the interim period. A cost contained operating plan, including four full-time employees and additional part-time resources, was implemented at that time to support the Company's physician and home healthcare provider customer base and to maintain its technology platform. The Company's ability to achieve its operational and financial objectives in the future is dependent on its ability to continue to attract, integrate, retain and motivate highly qualified technical and customer support personnel. A competitive environment exists for attracting such personnel. When the Company expands its operations, additional employees will be necessary.

ITEM 1A. RISK FACTORS

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

DEPENDENCE ON MANAGEMENT. The Company's success depends to a large degree upon the skills of its senior management team and current key employees and upon its ability to identify, hire, and retain additional sales, marketing, technical and financial personnel. The Company may be unable to retain its existing key personnel or attract and retain additional key personnel. The Company depends particularly upon the following key executives: Dr. Richard Corlin, Chairman of the Board; Dennis Nasto, Chief Executive Officer and member of the Board of Directors; Neil Burley, Chief Financial Officer and Principal Financial and Accounting Officer; and Eugene Fry, Vice-President of Product Development and Technology. The Company does not have employment contracts with these officers and key employees. The Company does not maintain key person life insurance for any of its officers or key employees. The Company also does not require its executives or its employees to enter non-competition agreements with the Company. However, the Company does seek to protect its confidential information through confidentiality agreements and patents. The loss of any of its key officers and employees or the failure to attract, integrate, motivate, and retain additional key employees could have a material adverse effect on the Company's business. Additionally, the Company must attract additional, qualified sales staff.

RISKS RELATED TO OUR HEALTHCARE ELECTRONIC DOCUMENT EXCHANGE AND E-SIGNATURE SERVICES

WE ARE ENGAGED IN A BUSINESS THAT PROVIDES HEALTHCARE ELECTRONIC COMMERCE SERVICES AND THAT ONLY RECENTLY BEGAN TO GENERATE REVENUES AND HAS INCURRED NET LOSSES SINCE INCEPTION. We began our current operations in the fall of 1999 upon the closing of our reorganization with Link.com, Inc., a privately-held Nevada corporation. We were originally incorporated under the name Center Star Gold Mines, Inc. for the prior purpose of exploring commercial gold deposits, and we owned various unpatented mining claims near Grangeville, Idaho. We abandoned our last mining claim in 1995. Upon our reorganization with Link.com, Inc. (the Reorganization) we changed our business to the healthcare e-commerce industry, specifically connecting physicians, home health agencies and nursing homes via electronic document exchange and e-signature solutions. In August 2000 we changed our name to eClickMD, Inc. (or eClickMD). In February of 2004 we changed our name to SecureCARE Technologies, Inc. (the Company, or SecureCARE). While we have developed or purchased and continue to develop Internet-based document exchange and e-signature solutions for the healthcare industry, we have not yet delivered some of our solutions. We did not generate our first electronic document exchange and e-signature revenues until the quarter ended September 30, 1999. As of December 31, 2006, we had an accumulated deficit of $35,417,744. We expect to continue to incur significant development, deployment and sales and marketing expenses in connection with our business and to continue to incur operating losses for at least the next fiscal year. We may never achieve or sustain profitability. The provision of services using Internet technology in the healthcare e-commerce industry is a developing business that is inherently riskier than businesses in industries where companies have established operating histories.

WE WILL NOT BECOME PROFITABLE UNLESS WE ACHIEVE SUFFICIENT LEVELS OF PHYSICIAN PENETRATION AND MARKET ACCEPTANCE OF OUR SERVICES. Our business model depends upon usage by a large number of physicians with a high volume of healthcare transactions and the sale of home healthcare Internet-based document exchange and e-signature solutions to home healthcare providers and other healthcare constituents. The acceptance by physicians and other healthcare providers of our products and services will require adoption of new methods of conducting business and exchanging information. We cannot be assured that physicians or other health care providers will integrate our services into their office workflow, or that the healthcare market will accept our services as a replacement for traditional methods of conducting healthcare transactions. The healthcare industry uses existing computer systems that may be unable to access our Web-based solutions. Customers using existing systems may refuse to adopt new systems when they have made extensive investment in hardware, software and training for existing systems or if they perceive that our products or services will not adequately protect proprietary information. Failure to achieve broad physician or health care organization penetration or successfully contracting with healthcare participants, would have a material adverse effect on our business.

Achieving market acceptance for our products and services will require substantial marketing efforts and expenditure of significant funds to create awareness and demand by participants in the healthcare industry. Our management believes that we must gain significant market share with our services before our competitors introduce alternative services with features similar to our services. There can be no assurance that we will be able to succeed in positioning our services as a preferred method for healthcare Internet-based electronic document exchange and e-signature, or that any pricing strategy that we develop will be economically viable or acceptable to the market. Failure to successfully market our products and services would have a material adverse effect on our business, financial condition and operating results.

OUR BUSINESS PROSPECTS WILL SUFFER IF WE ARE NOT ABLE TO QUICKLY AND SUCCESSFULLY DEPLOY OUR SYSTEMS AND PRODUCTS. We believe that our business prospects will suffer if we do not deploy our services quickly. We began allowing access to our Web-based electronic document exchange and e-signature solutions system in November of 2000 and intend to expand deployment of access to our Web-based products and services during the year 2007, although there can be no assurance that we will be able to continue to do so during this time, or at all. In order to deploy our services, we must integrate our architecture with physicians', payers' and home healthcare providers' systems. We will need to expend substantial resources to integrate our systems with the existing computer systems of large healthcare organizations, home health care organizations and physicians. We have limited experience in doing so, and may experience delays in the integration process. These delays would, in turn, delay our ability to generate revenue from our services and may have a material adverse effect on our business, financial condition and operating results. Once we have deployed our electronic document exchange and e-signature products and services, we may need to expand and adapt it to accommodate additional users, increased transaction volumes and changing customer requirements. This expansion and adaptation could be costly. We may be unable to expand or adapt our network infrastructure to meet additional demand or our customers' changing needs on a timely basis and at a commercially reasonable cost, or at all. Any failure to deploy, expand or adapt our system quickly could have a material adverse effect on the Company's business, financial condition and operating results.

WE DO NOT CURRENTLY HAVE A SUBSTANTIAL CUSTOMER BASE AND OUR REVENUES WILL INITIALLY COME FROM HOME HEALTHCARE PROVIDERS IN A SMALL NUMBER OF GEOGRAPHIC MARKETS. We currently do not have a substantial customer base. In addition, we expect that initially we will generate a significant portion of our revenue from providing our products and services in Texas, Louisiana, North Carolina, Pennsylvania, Florida, Minnesota, Wisconsin, Michigan, Oklahoma, Missouri, and Alabama. If we do not generate as much revenue in this market or from these home healthcare providers as expected, or expand to additional markets and home healthcare providers as expected, our revenue could be significantly reduced, which would have a material adverse effect on our business, financial condition and operating results.

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

OUR BUSINESS WILL SUFFER IF THE INTEGRITY AND SECURITY OF OUR SYSTEMS ARE INADEQUATE. If we are successful in delivering our Internet-based electronic document exchange and e-signature solutions to the healthcare industry, our business could be harmed if we or our present or future customers were to experience any system delays, failures or loss of data. Although we do have significant safeguards in place for emergencies, the occurrence of a catastrophic event or other system failure at our facilities could interrupt our operations or result in the loss of stored data. In addition, we will depend on the efficient operation of Internet connections from customers to our systems. These connections, in turn, depend on the efficient operation of Web browsers, Internet service providers and Internet backbone service providers. In the past, Internet users have occasionally experienced difficulties with Internet and online services due to system failures. Any disruption in Internet access provided by third parties could have a material adverse effect on our business, financial condition and operating results. Furthermore, we will be dependent on hardware suppliers for prompt delivery, installation and services of equipment used to deliver our services.

DESPITE THE IMPLEMENTATION OF SECURITY MEASURES, OUR INFRASTRUCTURE MAY BE VULNERABLE TO DAMAGE FROM PHYSICAL BREAK-INS, COMPUTER VIRUSES, PROGRAMMING ERRORS, ATTACKS BY HACKERS OR SIMILAR DISRUPTIVE PROBLEMS. A material security breach could damage our reputation or result in liability to us. We retain confidential customer information in our processing center and on our servers. An experienced computer user who is able to access our computer systems could gain access to confidential Company information. Furthermore, we may not have a timely remedy to secure our system against any hacker who has been able to penetrate our system. Therefore, it is critical that our facilities and infrastructure remain and are perceived by the marketplace to be secure. The occurrence of any of these events could result in the interruption, delay or cessation of service, which could have a material adverse effect on our business, financial condition and operating results. A significant barrier to Internet-based electronic document exchange and e-signature are the issues presented by the secure transmission of confidential information over public networks. We rely on encryption and authentication technology licensed from third parties to secure Internet transmission of and access to confidential information. There can be no assurance that advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments will not result in a compromise or breach of the methods used to protect customer transaction data. A party who is able to circumvent security measures could misappropriate or alter proprietary information or cause interruptions in operations. If any such compromise of our security or misappropriation of proprietary information were to occur, it could have a material adverse effect on our business, financial condition and operating results. We may be required to expend significant capital and other resources to protect against such security breaches or to alleviate problems caused by security breaches. We may also be required to spend significant resources and encounter significant delays in upgrading our systems to incorporate more advanced encryption and authentication technology as it becomes available. Concerns over the security of the Internet and other online transactions and the privacy of users may also inhibit the growth of the Internet and other online services generally, and our services in particular, especially as a means of conducting commercial and/or healthcare-related transactions. There can be no assurance that our security measures will prevent security breaches or that failure to prevent such breaches will not have a material adverse effect on our business, financial condition and operating results.

OUR OPERATIONS WILL ALSO BE DEPENDENT ON THE DEVELOPMENT AND MAINTENANCE OF SOFTWARE. Although we intend to use all necessary means to ensure the efficient and effective development and maintenance of software, both activities are extremely complex, and thus, are frequently characterized by unexpected problems and delays.

OUR PROPOSED EXPANSION THROUGH ACQUISITIONS MAY BE DIFFICULT TO IMPLEMENT AND MAY EXPOSE US TO ADDITIONAL RISK. We may seek to acquire businesses that are complementary to our core businesses. Such emphasis is not, however, intended to limit, in any manner our ability to pursue acquisition opportunities in other related businesses or in other industries. We may enter into further acquisitions, joint ventures, strategic alliances or other business combinations. These transactions may materially change the nature and scope of our business. Although our management will endeavor to evaluate the risks inherent in any particular transaction, there can be no assurance that we will properly ascertain all such risks. In addition, no assurances can be given that we will succeed in consummating any such transactions, that such transactions will ultimately provide us with the ability to offer the services described or that we will be able to successfully manage or integrate any resulting business. The success of our acquisition program will depend on, among other things, the availability of suitable candidates, the availability of funds to finance transactions, and the availability of management resources to oversee the operation of resulting businesses. Financing for such transactions may come from several sources, including, without limitation cash and cash equivalents on hand, proceeds from new indebtedness, or proceeds from the issuance of additional common stock, preferred sotck, convertible debt or other securities. The issuance of additional securities, including common stock, or other convertible securities could result in substantial dilution of the percentage ownership of the Company's stockholders at the time of any such issuance, and substantial dilution of our earnings per share. The proceeds from any financing may be used for costs associated with identifying and evaluating prospective candidates, and for structuring, negotiating, financing and consummating any such transactions and for other general corporate purposes. We do not intend to seek stockholder approval for any such transaction or security issuance unless required by applicable law or regulation.

INTEGRATING OUR BUSINESS OPERATIONS WITH BUSINESSES WE MAY ACQUIRE IN THE FUTURE, MAY BE DIFFICULT AND MAY HAVE A NEGATIVE IMPACT ON OUR BUSINESS. We may acquire additional businesses in the future. The integration of companies or businesses that we may acquire in the future involves the integration of separate companies that have previously operated independently and have different corporate cultures. The process of combining such companies may be disruptive to their businesses and may cause an interruption of, or a loss of momentum in, such businesses as a result of the following difficulties, among others, loss of key employees or customers; possible inconsistencies in standards, controls, procedures and policies among the companies being combined and the need to implement and harmonize company-wide financials, accounting, information and other systems; failure to maintain the quality of services that such companies have historically provided; the need to coordinate geographically diverse organizations; and the diversion of management's attention from our day-to-day business and that of any company or business that we may acquire, as a result of the need to deal with the above disruptions and difficulties and/or the possible need to add management resources to do so. Such disruptions and difficulties, if they occur, may cause us to fail to realize the benefits that we currently expect to result from such integration and may cause material adverse short- and long-term effects on our operating results and financial condition.

UNCERTAINTIES IN REALIZING BENEFITS FROM A COMBINATION. Even if we are able to integrate the operations of an acquired company or business into the company successfully, there can be no assurance that such integration will result in the realization of the full benefits that we expect to result from such integration or that such benefits will be achieved within the time frame that we expect. Revenue enhancements from cross-selling complementary services may not materialize as expected. The benefits from the combination may be offset by costs incurred in integrating the companies. The benefits from the transaction may also be offset by increases in other expenses, by operating losses or by problems in the business unrelated to the transaction.

RAPIDLY CHANGING TECHNOLOGY MAY ADVERSELY AFFECT OUR BUSINESS. All businesses which rely on technology, including the healthcare electronic document exchange and e-signature workflow solutions business that we are developing, are subject to, among other risks and uncertainties, rapid technological change, changing customer needs, frequent new product introductions, and evolving industry standards.

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

DEPENDENCE ON PROPRIETARY TECHNOLOGY. The success of our business is dependent to a significant extent on our ability to protect the proprietary and confidential aspects of our technology. Although we have filed multiple provisional patent applications on some of our processes, our technology is not patented and existing copyright laws offer only limited practical protection. Currently, the company is not pursuing any of the applications for patents previously submitted that were in various stages of the patent-granting process, some of all of which are now in the abandonment stage. No assurance can be given that any patent will be granted, however, or that any patent granted would provide meaningful protection, or that any patent granted to the Company will not be found to infringe upon any patents granted to others. The Company has already received trademarks and servicemarks on a number of its product features and functions. In October 2003, the Company was granted trademark protection to SecureCARE, the brand name of its primary product line. We rely on a combination of trade secret, copyright and trademark laws, license agreements, nondisclosure and other contractual provisions and technical measures to establish and protect our proprietary rights. There can be no assurance that the legal protections afforded to us or the steps taken will be adequate to prevent misappropriation of our technology. In addition, these protections do not prevent independent third-party development of competitive products or services. Our management believes that our products, services, trademarks and other proprietary rights do not infringe upon the proprietary rights of third parties. There can be no assurance, however, that third parties will not assert infringement claims against us or that any such assertion will not require us to enter into a license agreement or royalty arrangement with the party asserting the claim. As competing healthcare information systems increase in complexity and overall capabilities or the functionality of these systems further overlap, providers of such systems may become increasingly subject to infringement claims. Responding to and defending any such claims may distract the attention of our management and otherwise have a material adverse effect on our business, financial condition and operating results.

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

WE HAVE OPERATED AT A SIGNIFICANT LOSS IN RECENT PERIODS AND MAY NOT HAVE ADEQUATE FUNDS TO CONTINUE AS A GOING CONCERN. For the year ended December 31, 2006, our independent registered public accounting firm issued an opinion on our financial statements which included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. We have incurred significant operating losses since our inception, and these losses will continue for the near future. We may not ever achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profits on a quarterly or annual basis.

OUR LIMITED OPERATING HISTORY MAKES IT DIFFICULT TO FORECAST OUR REVENUES AND EXPENSES. Our limited operating history makes it difficult to forecast our future revenues and expenses. Although our revenues increased from the closing of the Reorganization in December 2003 through December 2005, quarterly revenue growth may not be indicative of future performance. Revenues for the twelve months ended December 31, 2006 were $244,815 compared to $387,159 for the twelve months ended December 31, 2005. This 37% decrease in sales reflects customer attrition and reduced billings for application downtime in April and June of 2006. Since the Company implemented a staff reduction of approximately 16 employees on December 9, 2005, it has experienced a customer attrition rate near 63% of its paying home healthcare provider locations, resulting in lower revenue in 2006. In addition, because of technological issues that resulted in periods of application downtime in the months of April and June of 2006, the Company provided two weeks of service free to each of its customers in these two months, resulting in reduced billings. Our revenues and operating results may be adversely affected by a number of risks and uncertainties, including those listed elsewhere in these risk factors. As a result, our revenues may not grow at similar levels in future periods and may remain flat or decline over any given period.

We base our forecast for expenses, in part, on future revenue projections. We incur expenses in advance of revenues, and we may not be able to quickly reduce spending if our revenues are lower than expected. In particular, we expect to incur additional costs and expenses related to the development of relationships with our channel partners, the enterprise and billing software systems that are used to run our targeted end users businesses (pharmacies, home health agencies, DME providers, Long Term Care facilities and Physician practices), the development and expansion of our sales force, the development and enhancement of existing and new products and services, and the expansion of our management team.

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

We expect that our quarterly operating results will fluctuate significantly in the future based upon a number of factors, many of which are not within our control. We plan to further increase our operating expenses in order to expand our sales and marketing activities and broaden our product offerings. We base our operating expenses on anticipated market growth, and our operating expenses are relatively fixed in the short term. As a result, if our revenues are lower than we expect, our quarterly operating results may not meet the expectations of public market analysts or investors, which could cause the market price of our common stock to decline. Our quarterly results may fluctuate in the future as a result of many other factors, including the following:

o Our ability to retain our existing customers and to attract new channel partners;
o  Customer acceptance of our pricing model;
o  Changes in the level of demand for our products or services;
o  Our success in expanding our sales and marketing programs;
o The number, timing and significance of product enhancements and new product announcements by us or our competitors;
o  The length of our sales cycle;
o The level of Internet-based electronic document exchange and e-signature transactions;
o The evolution of related technology and the emergence of standards and competing technology; and
o  Changes in the level of our operating expenses.

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

WE MAY NOT BE ABLE TO SECURE FUNDING IN THE FUTURE NECESSARY TO OPERATE OUR BUSINESS AS PLANNED. We require substantial working capital to fund our business. We have had and are experiencing significant operating losses and negative cash flow from operations since the closing of the Reorganization in December 2003 and expect this to continue for the foreseeable future. In addition, we may incur significant capital expenditures in connection with our planned expansion of our products and services. Our capital requirements depend on several factors, including the rate of market acceptance of our products and services, our ability to expand our customer base, increased sales and marketing expenses, the growth of the number of our employees and related expenses and other factors. If capital requirements vary materially from those currently planned, we will require additional financing sooner than anticipated. If additional funds are raised through issuance of equity securities, the percentage ownership of our stockholders will be reduced, and these equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. Additional financing may not be available when needed on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our products and services, adequately support and maintain relationships with key partners and customers, to take advantage of future opportunities or respond to competitive pressures.

ITEM 2. PROPERTIES

The Company was notified on February 21, 2006, that it was in default under the lease for its principal executive office located in Austin, Texas, due to its failure to timely pay the base monthly rental. The lessor agreed to extinguish the lease and will require the Company to pay its outstanding base monthly rental amounts owed through February 28, 2006, totaling $47,433, including applicable late fees. The Company was directed to vacate the premises no later than February 28, 2006. The Company vacated the premises on February 28, 2006 and relocated its principal executive office to approximately 300 square feet of leased office spaced at an alternative location in Austin, Texas. The new premises are leased under a month-to month agreement. This agreement requires a 10 day written notice of cancellation. The company believes that its facilities are adequate for the Company's current operations and that additional leased space can be obtained when its expansion plans commence.

ITEM 3.  LEGAL PROCEEDINGS

On April 7, 2005 a lawsuit was filed by Norman K. Best, a former officer of the Company, against SecureCARE Technologies, Inc. The lawsuit is identified as cause number GN501073 and was filed in the 353rd Judicial District Court of Travis County, Texas as "Norman K. Best versus SecureCARE Technologies, Inc." The lawsuit alleges that the Company breached the terms of its agreements with Mr. Best by failing to tender 50,000 shares of common stock of SecureCARE Technologies, Inc. which were granted to him in January 2004. The grant date fair value of the 50,000 shares was not material. The Company responded to this lawsuit on May 13, 2005, by filing a general denial, denying all the allegations raised by the Plaintiff. On July 8, 2005, the Company filed a series of responses to the plaintiff's request for admission. The Company was initially required to produce all documents related to the plaintiff's request for production by August 14, 2006. On August 25, 2006, the Company settled this lawsuit with Mr. Best. The Company agreed to tender the 50,000 shares of SecureCARE Technologies, Inc. common stock that were previously granted to him. The Company also agreed to a monetary payment of $10,000 to be paid in five monthly installments of $2,000 each. Accordingly, at December 31, 2006, the Company has recorded a liability of $2,000 for the balance of payments due on the monetary portion of this settlement.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On February 28, 2007, the Board of Directors of the Company commenced written solicitation of the holders of its Common Stock and its Series C Stock, as of February 23, 2007 (the "Record Date") to grant the Company's Board of Directors discretionary authority to effect a reverse stock split of two hundred for one in order for the Company to have sufficient shares to meet its existing obligations. This proposed reverse stock split does not change the number of shares of common stock that the Company is authorized to issue. The Company has agreed to accept votes on its proposal until March 30, 2007, unless the Company agrees to extend the date. The Definitive Proxy Statement, dated February 28, 2007, is incorporated herein by reference.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

On December 28, 2004 the Company's stock began trading on the Over-The-Counter Bulletin Board under the symbol SCUI. The following table sets forth the range of high and low prices as reported on the National Association of Securities Dealers OTCBB for the periods indicated. The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not necessarily represent actual prices.


               Fiscal Year 2006                    High           Low
        -------------------------------            -----         -----
        Quarter Ended March 31                     $0.35         $0.18
        Quarter Ended June 30                      $0.25         $0.10
        Quarter Ended September 30                 $0.16         $0.09
        Quarter Ended December 31                  $0.16         $0.07

               Fiscal Year 2005                    High           Low
        -------------------------------            -----         -----
        Quarter Ended March 31                     $3.00         $0.75
        Quarter Ended June 30                      $1.08         $0.40
        Quarter Ended September 30                 $0.75         $0.41
        Quarter Ended December 31                  $0.69         $0.15

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

As of December 31, 2006, the Company had 1,274 holders of record of its Common Stock.

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

Overview

SecureCARE's management believes that the Company is a leading provider of Internet-based document exchange and e-signature solutions for the healthcare industry. The Company's proprietary technology uses the Internet to enable electronic document exchange for documents to be sent, retrieved, signed and remotely viewed anywhere in the world, between providers of healthcare, while protecting patient privacy as required by law. Built with state-of-the art development tools from the Microsoft dotNET development solutions, the SecureCARE.net portal is tailored to the needs of physicians, clinics and home healthcare, hospice and durable medical equipment providers. This end-to-end solution offers a money-saving approach to accessing information and managing time-consuming forms and authorizations. SecureCARE's easy to use technology eliminates paper, while enhancing the physicians ability to capture fees for otherwise unbilled time and services, uniquely and directly impacting the physicians revenue. SecureCARE.net is a highly secure, HIPAA-ready (Health Insurance Portability and Accountability Act) tracking and reporting tool that streamlines operations while providing physicians with additional revenue opportunities. In the fourth quarter of 2006 the Company began development of an additional product offering, its hosted electronic fax solution, "SecureFAX". The beta test site of the application was up and running as of February, 2007. The Company is continuing to develop features associated with SecureFAX and is planning to bring this new product offering to market in the second quarter of 2007. The Company markets its services to customers throughout the United States, currently operating from its Austin, Texas-based corporate headquarters.

The Company intends to continue to utilize the Internet to provide browser-initiated healthcare document exchange and e-signature solutions that facilitate the confidential, on-line exchange of healthcare information for many participants in the healthcare industry. Based on the technology and products in place, other applications can and will be developed that will enhance the Company's position in the physician's office and in the offices of other providers of health care. These services using Internet technology in the healthcare industry are subject to risks, including but not limited to those associated with competition from existing companies offering similar services, rapid technological change, development risks, management of growth and a minimal previous record of operations or earnings.

On December 9, 2005, the Company implemented a staff reduction of approximately sixteen employees in what was expected to be a temporary cost reduction in response to the failure of the Company to obtain necessary financing to fund operations. The Company intended to secure a banking or investment partner and it downsized its cost structure to preserve its value and operate from its current sales revenues during this interim period. A cost contained operating plan, including four full-time employees and additional part-time resources, was implemented at that time to support the Company's physician and home healthcare provider customer base and to maintain its technology platform. When implemented, this personnel and cost reduction program reduced the Company's monthly cash requirements by approximately $200,000.

On April 4, 2006, the Company entered into a Loan Agreement (the "Loan Agreement") with Euro Financial Fidelity, Inc. ("EFF") which provided for a loan to the Company of $7,000,000 by June 15, 2006 (the "Loan"). The Company had the right to terminate the Loan Agreement at any time by written notice to EFF if the Loan was not funded by June 15, 2006. The Company notified EFF on October 6, 2006 that it was terminating the Loan Agreement, effective immediately, as no funding was ever received.

In its efforts to position the Company to raise the additional capital required to execute its business plan, during 2006, the Company effected a significant restructuring of it balance sheet. On June 16, 2006, the Company's Board of Directors ratified a letter agreement (the "Letter Agreement"), dated June 7, 2006, with a related party, Gryphon Opportunities Fund I, LLC ("GOF"), relating to future financing and a recapitalization of the Company. Pursuant to the Letter Agreement, GOF agreed to convert its notes payable and accrued interest (as of September 15, 2006) to common stock of the Company and to release its lien on the Company's assets. Both of these actions were conditioned upon the Company receiving an aggregate of $570,000 in equity financing. The raising of the equity financing was effectively completed on September 15, 2006 (the "Commitment Date") in the amount of $570,518. As of October 2, 2006, the Company had raised a total of $576,518 in the equity financing.

As of the Commitment Date, the Company had only approximately 30 million shares of common stock authorized remaining to be issued. To complete the equity financing of $576,518 (offered at a price of $0.01 per common shave equivalent) and the conversion of the GOF notes payable and accrued interest of $544,490 and $56,477, respectively, also offered at a conversion price of $0.01 per common share equivalent, (the GOF conversion offer was triggered upon achievement of the minimum required equity financing on September 15, 2006), the Company needed approximately 104 million authorized common shares. As a result, the Company authorized issuance of a new series of Mandatorially Convertible Series C Preferred Stock (the "Series C Stock") to the new equity investors (251,093 shares of Series C Stock) and to GOF (264,494 shares of Series C Stock). The Series C Stock has no conversion rights unless and until the Company has sufficient authorized shares of common stock available to permit the conversion of all of the shares of Series C Stock at a rate of 200 common shares for each share of Series C Stock. In addition, the Series C Stock has no liquidation preference, dividend rights or any other rights that are not included in the rights of the current common stock holders. The Company filed its Certificate of Designation for the Series C Stock with the State of Nevada on November 13, 2006 (the "acceptance date"); therefore, as of the acceptance date, the Series C Stock shares were authorized, designated and issuable to the new equity investors and to effect the conversion of the GOF notes payable and accrued interest. At September 30, 2006, because the Series C Stock had not been authorized or designated, the equity financing of $570,518 was classified as preferred stock pending issuance on the balance sheet.

In conjunction with the acceptance date, effective November 13, 2006 the Company issued 253,733 shares of Series C Stock to the new equity investors representing $576,518 in equity financing completed as of October 2, 2006 and 264,494 shares to GOF to affect the conversion of GOF's notes payable and accrued interest of $544,490 and $56,477, respectively.

On October 19, 2006 the Company made a conversion offer to the remaining note holders to convert the balance of $1,283,500 in notes payable and the related accrued interest of $262,197 (as of September 15, 2006) to Series C Stock. As of December 31, 2006, the Company received signed consents from note holders accepting the conversion offer representing $1,020,000 in notes payable and $208,328 in accrued interest (as of September 15, 2006). To affect these additional conversions the Company has issued an additional 540,604 shares of Series C Stock.

In summary, as of December 31, 2006, the Company has issued a total of 1,058,835 shares of Series C Stock representing 211,766,248 common share equivalents as follows:

Description                           Series C Stock Shares      Common Share Equivalents
-----------                           ---------------------      ------------------------
$576,518 Equity Financing                          253,736                   50,746,681
GOF Note/Interest Conversion                       264,494                   52,898,765
All other Note/Interest Conversions                540,605                  108,120,802
                                         -----------------            -----------------
        Total at 12/31/06                        1,058,835                  211,766,248
                                         =================            =================

On February 28, 2007, the Board of Directors of the Company commenced written solicitation of the holders of its Common Stock and its Series C Stock, as of February 23, 2007 (the "Record Date") to grant the Company's Board of Directors discretionary authority to effect a reverse stock split of two hundred for one in order for the Company to have sufficient shares to meet its existing obligations. The Company has agreed to accept votes on its proposal until March 30, 2007, unless the Company agrees to extend such date.

This proposed reverse stock split does not change the number of shares of common stock that the Company is authorized to issue. With shareholder approval of the reverse stock split, the 1,058,835 shares of Series C Stock will automatically convert to 1,058,835 shares of common stock.

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

SOFTWARE AND SOFTWARE DEVELOPMENT COSTS

The Company capitalizes costs related to computer software developed or obtained for internal use in accordance with the American Institute of Certified Public Accountants Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" and is depreciated using the straight-line method over the estimated useful life of the software, generally two years. SOP 98-1 provides guidance on determining whether computer software is internal-use software and guidance on accounting for proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use.

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

STOCK-BASED COMPENSATION

On January 1, 2006, the Company adopted the modified prospective method of SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"), which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 123R supersedes APB Opinion No. 25, and amends SFAS No. 95, "Statement of Cash Flows". SFAS No. 123R requires that all share-based payments to employees, including the grant of employee stock options, be recognized in the income statement based on their fair values. Under the modified prospective application, SFAS No. 123R is applied to new awards and awards modified, repurchased or cancelled after the effective date. Compensation cost for the portion of awards for which requisite service has not been rendered that are outstanding as of the effective date is recognized as the requisite service is rendered on or after the effective date. The Compensation cost for the portion of awards is based on the grant date fair value of those awards as calculated for pro-forma disclosure under SFAS No. 123. The Company's financial statements as of January 1, 2006 reflect the impact of adopting SFAS No. 123R. In accordance with the modified prospective method, the Company's financial statements for the prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R.

Stock-based compensation expense recognized during the period is based on the value of the portion of the stock-based payment awards that is ultimately expected to vest. As stock-based compensation expense recognized in the statement of operations for the twelve months ended December 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Results of Operations

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenues for the twelve months ended December 31, 2006 were $244,815 compared to $387,159 for the twelve months ended December 31, 2005. This 37% decrease in sales reflects customer attrition and reduced billings for application downtime in April and June of 2006. Since the Company implemented a staff reduction of approximately 16 employees on December 9, 2005, it has experienced a customer attrition rate near 63% of its paying home healthcare provider locations, resulting in lower revenue in 2006. In addition, because of technological issues that resulted in periods of application downtime in the months of April and June of 2006, the Company provided two weeks of service free to each of its customers in these two months, resulting in reduced billings.

Management believes that significant revenue growth will begin in the next twelve months if the Company is able to raise the additional capital required to execute its marketing and sales strategy.

Costs of revenues were $181,668 for the twelve months ended December 31, 2006 compared to $860,961 for the twelve months ended December 31, 2005. This 79% decrease in cost of revenues was primarily attributable to the staff reductions the Company implemented in December 2005 resulting in lower salaries and benefits and other employee-related expenses of $509,000, lower operating lease expenses of $147,000, resulting from the Company returning approximately $300,000 in leased hardware and software in February, 2006 and lower custom form design expenses of $24,000.

Selling, general and administrative expenses were $987,077 for the twelve months ended December 31, 2006 compared to $2,271,575 for the twelve months ended December 31, 2005. This 57% decrease in expenses was primarily attributable to the staff reductions the Company implemented in December 2005 resulting in lower salaries and benefits and other employee-related expenses of $982,000 and lower travel and entertainment expenses of $200,000. Investor relations and financial consulting expenses decreased $99,000 in 2006. Other corporate general and administrative expenses, including building rent, computer and software expenses, insurance, telephone, cellular phone, office supplies and postage expenses decreased $244,000 in 2006. Other marketing costs, including marketing materials, product marketing and tradeshow press release and advertising expenses were approximately $25,000 lower in 2006. On January 24, 2006 the Company entered into a consulting agreement with an individual, Howard Alweil (the "Consultant") for services related to locating qualified executive personnel and reviewing the implementation strategy of the Company's public relations and marketing efforts. As compensation for those services, the Company agreed to issue 300,000 registered shares of the Company's Common Stock. During 2006, the Company recorded $75,000 in financial consulting expenses related to the issuance of the 300,000 shares of common stock which were valued at $0.25 per share on January 24, 2006, resulting in higher financial consulting expense in 2006. The Company also recognized $153,704 in stock compensation expense for stock options vested during 2006 due to its January 1, 2006, adoption of SFAS No. 123R using the modified prospective transition method, which contributed to higher expenses in 2006. Other higher expenses in 2006 were outside accounting and technical accounting research expenses of $15,000, penalties and interest charges on state sales taxes of $8,400 and IT consulting costs of $7,000. In addition, legal settlement expenses were $10,000 higher in 2006 due to the settlement of a lawsuit.

Bad debt expense was $44,702 for the twelve months ended December 31, 2006 compared to $29,490 for the twelve months ended December 31, 2005. This $15,212 increase in bad debt expense in 2006 reflects the write-off of accounts receivable the Company deemed uncollectible.

Management expects that operating expenses will increase over the next twelve to eighteen months if the Company is able to raise the additional capital required to make the necessary investments in technology enhancements and in its planned marketing, sales and support programs.

Loss on debt settlement, net totaled $120,998 for the twelve months ended December 31, 2006.

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

The Company made its first payment on the restructured lease in July 2006. In August 2006, the Company was notified by the lessor that a partial credit of $14,849 was being issued to the Company, against the restructured balance, for the equipment returned to the lessor in February 2006. Therefore, the Company recorded a gain on debt settlement of $14,849 in the third quarter of 2006. At December 31, 2006, the restructured balance due totaled $77,071 (net of the credit for returned equipment of $14,849 and payments made through the fourth quarter totaling $15,182).

The Company was notified on February 21, 2006, that it was in default under the lease for its principal executive office located in Austin, Texas, due to its failure to timely pay the base monthly rental. The Company was directed to vacate the premises no later than February 28, 2006. The Company vacated the premises on February 28, 2006 and relocated its principal executive office to an alternative location in Austin, Texas in approximately 300 square feet of leased office space. The lessor has agreed to extinguish the lease and will require the Company to pay its outstanding base monthly rental amounts owed through February 28, 2006, totaling $47,433, including applicable late fees. Because the original lease was a three-year, sliding scale square-footage rate lease, and the square-footage rates increased in years two and three, as of February 28, 2006 the Company had recorded $14,200 in additional rent expense to average out the three-year total rent expense. Because the lessor agreed to extinguish the lease as of February 28, 2006 the Company reversed its additional rent expense accrual of $14,200, resulting in a reduction in the loss on debt settlement recognized in the first quarter of 2006.

In addition, in the third quarter of 2006, the Company settled outstanding payables with two of its trade vendors for less than the original amounts owed and recorded $16,294 as gain on debt settlement.

Loss on early extinguishment of debt totaled $19,030,648 for the twelve months ended December 31, 2006.

On June 16, 2006, the Company's Board of Directors ratified a letter agreement (the "Letter Agreement"), dated June 7, 2006, with a related party, Gryphon Opportunities Fund I, LLC ("GOF"), relating to future financing and a recapitalization of the Company. Pursuant to the Letter Agreement, GOF agreed to convert its notes payable and accrued interest (as of September 15, 2006) to common stock of the Company and to release its lien on the Company's assets. Both of these actions were conditioned upon the Company receiving an aggregate of $570,000 in equity financing. The raising of the equity financing was effectively completed on September 15, 2006 (the "Commitment Date") in the amount of $570,518. As of October 2, 2006, the Company had raised a total of $576,518 in the equity financing.

As of the Commitment Date, September 15, 2006, the Company had only approximately 30 million shares of common stock authorized remaining to be issued. To complete the conversion of the GOF notes payable and accrued interest of $544,490 and $56,477, respectively, offered at a conversion price of $0.01 per common share equivalent, the Company needed approximately 53 million authorized common shares (the GOF conversion offer was triggered upon achievement of the minimum required equity financing on September 15, 2006). As a result, the Company authorized issuance of a new Mandatorially Convertible Series C Preferred Stock series to GOF (264,494 shares of Series C Stock). The Series C Stock has no conversion rights unless and until the Company has sufficient authorized shares of common stock available to permit the conversion of all of the shares of Series C Stock at a rate of 200 common shares for each share of Series C Stock. In addition, the Series C Stock has no liquidation preference, dividend rights or any other rights that are not included in the rights of the current common stock holders. The Company filed its Certificate of Designation for the Series C Stock with the State of Nevada on November 13, 2006 (the "acceptance date"); therefore, as of the acceptance date , the Series C Stock shares were authorized, designated and issuable to effect the conversion of the GOF notes payable and accrued interest. Effective November 13, 2006 the Company issued 264,494 shares to GOF to affect the conversion of GOF's notes payable and accrued interest of $544,490 and $56,477, respectively.

On October 19, 2006 the Company made a conversion offer to the remaining note holders to convert the balance of $1,283,500 in notes payable and the related accrued interest of $262,197 (as of September 15, 2006) to Series C Stock. As of December 31, 2006, the Company received signed consents from note holders accepting the conversion offer representing $1,020,000 in notes payable and

$208,328 in accrued interest (as of September 15, 2006). To affect these additional conversions the Company has issued an additional 540,604 shares of Series C Stock representing 108,120,803 common share equivalents.

In summary, as of December 31, 2006, the Company has converted a total of $1,564,490 in notes payable and $264,806 in related accrued interest to Series C Stock. In this conversion, the Company issued a total of 805,099 shares of Series C Stock representing 161,019,567 common share equivalents. As a result, the liability is deemed extinguished. The difference between the net carrying amount of the extinguished debt and the reacquisition price of the extinguished debt, totaling $19,065,248 was recognized currently as a loss in the period of extinguishment. Per the terms of the note conversion agreements with GOF and the remaining note holders that signed conversion agreements, the notes and accrued interest through September 15, 2006 only were exchanged for Series C Stock. The Company filed its Certificate of Designation for the Series C Stock with the State of Nevada on November 13, 2006. The Company issued the Series C Stock on November 13, 2006. The Company continued to accrue interest expense on the notes payable until the Company had the Series C Stock to issue and to effect the conversions. However, the additional accrued interest, after September 15, 2006 was not a factor in determining the number of Series C Stock shares the note holders received upon conversion. The note holders effectively extinguished the additional accrued interest from September 16, 2006 to November 13, 2006 (the Company accrued interest until December 11, 2006 for one lone note holder that returned the consent letter on December 11, 2006) by not accepting additional consideration (in the form of Series C Stock) from the Company. Therefore the additional accrued interest on the converted notes reduces the loss on early extinguishment of debt the company originally recorded in the amount of $34,600.

Interest expense for the twelve months ended December 31, 2006 was $232,500 compared to $216,798 in 2005. Higher interest expense in 2006, was primarily attributable to a higher debt load, resulting from notes payable the Company issued in the second, third and fourth quarters of 2005. The majority of the notes payable and the related accrued interest through September 15, 2006 were converted to Series C Stock effective November 13, 2006. The Company continued to accrue interest expense on the converted notes payable until the Company had the Series C Stock to issue and to effect the conversions. However, the additional accrued interest, after September 15, 2006 was not a factor in determining the number of Series C Stock shares the note holders received upon conversion. The note holders effectively extinguished the additional accrued interest from September 16, 2006 to November 13, 2006 (the Company accrued interest until December 11, 2006 for one lone note holder that returned the consent letter on December 11, 2006) by not accepting additional consideration (in the form of Series C Stock) from the Company. Therefore the additional accrued interest on the converted notes reduces the loss on early extinguishment of debt the company originally recorded in the amount of $34,600.

Liquidity and Capital Resources

Net cash used in operating activities for the year ended December 31, 2006 and 2005 totaled $598,208 and $2,099,141, respectively. Decreased net uses of cash in 2005 resulted primarily from the Company's implementation of a personnel and cost reduction plan in December 2005.

Cash flows used in investing activities totaled $39,060 for the year ended December 31, 2006 and consisted of capital expenditures of $25,310 and capitalized software development costs of $13,750.

Net cash provided by financing activities was $764,018 for the year ended December 31, 2006 and consisted of the issuance of the Company's Series C Mandatorially Convertible Preferred Stock $576,518 and borrowing on notes payable ($187,500). Net cash provided by financing activities was $2,051,694 for the year ended December 31, 2005 and consisted of the issuance of the Company's Series B Convertible Preferred Stock, a capital contribution from a majority shareholder and borrowings on notes payable, partially offset by payments on notes payable.

In its efforts to position the Company to raise the additional capital required to execute its business plan, during 2006, the Company effected a significant restructuring of it balance sheet. On June 16, 2006, the Company's Board of Directors ratified a letter agreement (the "Letter Agreement"), dated June 7, 2006, with a related party, Gryphon Opportunities Fund I, LLC ("GOF"), relating to future financing and a recapitalization of the Company. Pursuant to the Letter Agreement, GOF agreed to convert its notes payable and accrued interest (as of September 15, 2006) to common stock of the Company and to release its lien on the Company's assets. Both of these actions were conditioned upon the Company receiving an aggregate of $570,000 in equity financing. The raising of the equity financing was effectively completed on September 15, 2006 (the "Commitment Date") in the amount of $570,518. As of October 2, 2006, the Company had raised a total of $576,518 in the equity financing.

As of the Commitment Date, the Company had only approximately 30 million shares of common stock authorized remaining to be issued. To complete the equity financing of $576,518 (offered at a price of $0.01 per common shave equivalent) and the conversion of the GOF notes payable and accrued interest of $544,490 and $56,477, respectively, also offered at a conversion price of $0.01 per common share equivalent, (the GOF conversion offer was triggered upon achievement of the minimum required equity financing on September 15, 2006), the Company needed approximately 104 million authorized common shares. As a result, the Company authorized issuance of a new series of Mandatorially Convertible Series C Preferred Stock (the "Series C Stock") to the new equity investors (251,093 shares of Series C Stock) and to GOF (264,494 shares of Series C Stock). The Series C Stock has no conversion rights unless and until the Company has sufficient authorized shares of common stock available to permit the conversion of all of the shares of Series C Stock at a rate of 200 common shares for each share of Series C Stock. In addition, the Series C Stock has no liquidation preference, dividend rights or any other rights that are not included in the rights of the current common stock holders. The Company filed its Certificate of Designation for the Series C Stock with the State of Nevada on November 13, 2006 (the "acceptance date"); therefore, as of the acceptance date, the Series C Stock shares were authorized, designated and issuable to the new equity investors and to effect the conversion of the GOF notes payable and accrued interest. At September 30, 2006, because the Series C Stock had not been authorized or designated, the equity financing of $570,518 was classified as preferred stock pending issuance on the balance sheet.

In conjunction with the acceptance date, effective November 13, 2006 the Company issued 253,733 shares of Series C Stock to the new equity investors representing $576,518 in equity financing completed as of October 2, 2006 and 264,494 shares to GOF to affect the conversion of GOF's notes payable and accrued interest of $544,490 and $56,477, respectively. It was determined that on the commitment date a beneficial conversion, totaling $576,518 existed to the investors in this equity financing. The Company will recognize this deemed dividend ratably over the period from the date the Series C Stock shares were issued (November 13, 2006) and the date of the earliest permitted conversion, which, as of the date of this report, the Company is estimating to be April 15, 2007. Therefore, in the fourth quarter of 2006 the Company recognized $183,438 as a deemed dividend upon issuance of the convertible preferred stock.

On October 19, 2006 the Company made a conversion offer to the remaining note holders to convert the balance of $1,283,500 in notes payable and the related accrued interest of $262,197 (as of September 15, 2006) to Series C Stock. As of December 31, 2006, the Company received signed consents from note holders accepting the conversion offer representing $1,020,000 in notes payable and $208,328 in accrued interest (as of September 15, 2006). To affect these additional conversions the Company has issued an additional 540,604 shares of Series C Stock.

In summary, as of December 31, 2006, the Company has issued a total of 1,058,835 shares of Series C Stock representing 211,766,248 common share equivalents as follows:

Description                          Series C Stock Shares      Common Share Equivalents
-----------                          ---------------------      ------------------------
$576,518 Equity Financing                         253,736                   50,746,681
GOF Note/Interest Conversion                      264,494                   52,898,765
All other Note/Interest Conversions               540,605                  108,120,802
                                         -----------------            -----------------
        Total at 12/31/06                       1,058,835                  211,766,248
                                         =================            =================

On February 28, 2007, the Board of Directors of the Company commenced written solicitation of the holders of its Common Stock and its Series C Stock, as of February 23, 2007 (the "Record Date") to grant the Company's Board of Directors discretionary authority to effect a reverse stock split of two hundred for one in order for the Company to have sufficient shares to meet its existing obligations. This proposed reverse stock split does not change the number of shares of common stock that the Company is authorized to issue. The Company has agreed to accept votes on its proposal until March 30, 2007, unless the Company agrees to extend such date. With shareholder approval of the reverse stock split, the 1,058,835 shares of Series C Stock will automatically convert to 1,058,835 shares of common stock.

For the full terms of the Letter Agreement, reference is made to the Company's Form 8-K, filed with the Securities and Exchange Commission on June 22, 2006, which is incorporated by reference.

In September 2006, the Company wrote-off its Receivable for the Purchase of Equity totaling $2,000 when it determined that the receivable was not collectible.

In December 2006, in conjunction with $187,500 in 6% convertible bridge notes payable issued, the Company issued 15,000,000 warrants to purchase one share of common stock at $0.0250 per share. These warrants were valued at a range of $0.099 to $0.149 per warrant resulting in a total fair value of $1,733,861. The Company allocated the proceeds received between the notes payable and the detachable warrants based on the relative fair values at the date of issuance. Based on the relative fair value calculations, the Company allocated $168,656 of the $187,500 in proceeds to the detachable warrants and the remaining $18,844 to the notes payable. The notes also contained a conversion feature allowing the note holders to convert the notes into common shares at a conversion price of $.0125 per share. The Company accounted for the beneficial conversion feature based on the guidance provided in EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios". The Company calculated the value of the beneficial conversion feature to be $1,721,156; however, EITF 98-5 implies that the value of the beneficial conversion feature may not exceed the proceeds allocated to the notes payable under the relative fair value calculations. As a result, the value of the beneficial conversion feature is limited to $18,844, which is the amount of the proceeds allocated to notes payable. The debt discount amount of $187,500 ($168,656 related to the fair value of the warrants and $18,844 related to the beneficial conversion feature) is being amortized as a component of interest expense over the life of the notes (twenty-four months).

The Company has limited cash resources and intends to raise additional capital through the issuance of debt or equity. The Company believes the additional capital will allow it to continue expand the sales of its core products and develop new product offerings. The availability of cash through such resources is not assured and if the Company is not able to raise enough cash, the Company might be forced to limit its operations and selling activities, or ultimately cease operations. The financial statements for the year ended December 31, 2006 have been prepared on the assumption that the Company will continue as a going concern. The Company sustained net losses of $20,352,778 (including a non-recurring loss on early extinguishment of debt totaling $19,030,648) and $2,985,285 for the years ended December 31, 2006 and 2005, respectively, and has accumulated losses through December 31, 2006 of $35,417,744. Cash used in operating activities for the same periods aggregated $598,208 and $2,099,141, respectively. Total liabilities at December 31, 2006 of $1,122,632 exceed total assets of $199,437. As of the date of this report, the Company is unable to meet all of its short-term obligations because of shortages of cash. The Company's continued existence depends upon the success of management's efforts to raise additional capital necessary to meet the Company's obligations as they come due, and to obtain sufficient capital to execute its business plan. The Company intends to obtain capital primarily through issuances of debt or equity. There can be no degree of assurance that the Company will be successful in completing additional financing transactions. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its intended business objectives. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or classification of liabilities, which may result from the inability of the Company to continue as a going concern.

Inflation

The Company believes that inflation generally has not had a material impact on its operations or liquidity to date.

ITEM 7. FINANCIAL STATEMENTS

The consolidated financial statements of the Company are included herein beginning on page F-1.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES.

CONTROLS AND PROCEDURES

Members of our management, including Neil Burley, our Chief Financial Officer and Principal Accounting and Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of December 31, 2006, the end of the period covered by this report. Based upon that evaluation, Mr. Burley concluded that our disclosure controls and procedures are effective.

INTERNAL CONTROL OVER FINANCIAL REPORTING.

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph
(d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the age and position of each of the Company's executive officers, directors and key employees at December 31, 2006:

     Name                  Age     Position
     -----                 ---     --------

     Richard Corlin, MD     66     Chairman of the Board of Directors and Chief
                                   Medical Officer

     Dennis Nasto           48     Chief Executive Officer and Director

     Allen Stamy            65     Director

     Neil Burley            46     Vice-President and Chief Financial Officer

     Eugene Fry             45     Senior Vice-President, Product and Technology
                                   Development and Chief Compliance Officer


Richard Corlin, MD has been a director since September 23, 2000 and became Chairman of the Board of Directors and Chief Medical Officer in August, 2002. He is a gastroenterologist in private practice in Santa Monica, California and was President of the American Medical Association ("AMA") from July 2001 to July 2002. Prior to becoming President, Dr. Corlin served as Speaker of the AMA's House of Delegates for five years. He has been active in the affairs of the AMA for the past twenty years, having served for nine years as a member and then Chair of the AMA Council on Long Range Planning and Development. From 1994 to 1998, Dr. Corlin served as a member of the Advisory Committee to the Director of the National Institute of Health. Dr. Corlin served as President of the California Medical Association ("CMA") from 1992 to 1993, was Vice Speaker and Speaker of the CMA House of Delegates for nine years, and a member of its Board of Trustees for twelve years. He chaired numerous committees of the CMA including the Finance Committee, the Liaison Committee to State Hospital Medical Staffs, and was an active member of the CMA Speakers Bureau on Tort Reform. Dr. Corlin is a graduate of Rutgers University, and received his M.D. degree from Hahnemann Medical College. Following residency training at Hahnemann, Dr. Corlin served as a Lt. Commander in the United States Public Health Service, Heart Disease and Stroke Control Program from 1968 to 1970. He then took a gastroenterology fellowship at UCLA. He is a fellow of the American College of Physicians, is a member of both the American Gastroenterology Association and the American Society of Internal Medicine, and is a Past President of the Southern California Society of Gastrointestinal Endoscopy. He is also the Chairman of the Audio Digest Foundation, a provider of continuing medical education to healthcare professionals, a member of the Board of Governors of Marathon Multimedia, a subsidiary of Audio Digest Foundation that provides information management solutions to medical societies, Chairman of Landes Slezak Group, a subsidiary of Audio Digest Foundation that records sound and video of professional association meetings, and an assistant clinical professor at the University of California-Los Angeles School of Medicine. Dr. Corlin was Vice Chairman of American Sound and Video in 2000 when it filed a petition for reorganization pursuant to Chapter 11 under the U.S. Bankruptcy Code. The proceeding was converted to Chapter 7 under the U.S. Bankruptcy Code and the company was liquidated.

Dennis Nasto has been a director and Chief Executive Officer of the company since November 2006 when he was rehired by the Board of Directors. Previously he was Vice-President of Sales, Marketing and Customer Support from August, 2003 through September 2004. He became Senior Vice-President Sales and Marketing in October 2004. Mr. Nasto's original employment term with the Company ended December 9, 2005 as a result of the Company's implementation of a significant cost reduction program. He has over twenty (20) years of executive experience in sales and marketing in the healthcare industry. Prior to joining the Company, Mr. Nasto, from 2001 to 2002, was Director of Sales at ResMed Corporation, a leading home health respiratory equipment manufacturer. Mr. Nasto has been successful, during the past eighteen years in building high-energy sales teams at both small and large companies including Kimberly-Clarke Professional Healthcare, a major medical/surgical supply manufacturer, where he was employed as District Sales Manager from 1983 to 1991, and from STERIS Corporation, a leading medical device company, where he held positions as Vice President of Sales-Americas, Vice President National Accounts and Vice President of Sterilization Services from 1991 to 1998. From 2000 to 2001, Mr. Nasto also served as President of X10NET, a start up venture that focused on bringing Web-based workflow solutions to the physician marketplace.

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

Neil Burley has served the Company as Vice-President and Chief Financial Officer since July 2002. He originally joined the Company in October of 2001. Mr. Burley is primarily responsible for the development of the Company's financial model, optimization of cash flow and all aspects of finance and accounting. He is a well-seasoned financial executive with over 20 years of experience. From June, 1982 to April, 1996 Mr. Burley worked at Pennzoil Company where he held a variety of accounting and finance positions, including responsibility for all internal and external (SEC) financial reporting for the Manufacturing and Marketing Divisions. He joined Compaq Computer Corporation in April 1996, and served as Director of Corporate Financial Planning and Analysis in his last year there. In this role he functioned as a senior financial advisor to the Chief Financial Officer and Corporate Controller of this Fortune 500 Company. He led a professional team in the development and preparation of consolidated financial reports, board presentations, speech materials, quarterly budgets, earnings targets and financial forecasts for all company regions and business units. In May 2000, he left Compaq to accept equity participation and a senior management role as VP Finance and Controller in the start-up of a managed data storage services company, StorageProvider, Inc. In this role he assumed financial leadership responsibility for the strategic planning, staffing, budgeting, and management of the entire finance and accounting infrastructure. Mr. Burley graduated from Louisiana State University and is a Texas Certified Public Accountant.

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

Compliance with Section 16(a) of The Exchange Act.

No reporting person failed to file on a timely basis reports required by section 16(a) of the Exchange Act since such reporting persons became subject to such reporting requirements during 2006.

Code of Ethics

Due to limited resources, the Company has not adopted a code of professional ethics for its principal executive officer, principal financial officer or persons performing similar functions. The Company intends to create and adopt its code of ethics during the calendar year 2007.

Item 10.  Executive Compensation

                                                              Annual Compensation                     Long-Term Compensation
                                                -------------------------------------------- ---------------------------------------
                                                                                              Restricted     Common Shares
                                                                                  Other         Stock         Underlying
                                                                                  Annual        Awards      Options Granted    All
                                                 Year     Salary      Bonus    Compensation   (# Shares)      (# Shares)      Other
                                                ------  ----------  --------  -------------- ------------  ----------------  -------
Richard F. Corlin, MD (1)                        2006           0        0              0              0             0           0
Chairman and Chief Medical Officer               2005           0        0              0              0             0           0
                                                 2004           0        0              0        515,000             0           0

Allen Stamy, Director (2)                        2006           0        0              0              0             0           0
                                                 2005           0        0              0        100,000             0           0
                                                 2004           0        0              0              0             0           0

Dennis Nasto (3)                                 2006      30,000        0              0              0             0           0
Chief Executive Officer and Director             2005     105,695        0              0              0             0           0
                                                 2004      92,394        0              0        150,000       150,000           0

Neil Burley (4)                                  2006      58,667        0              0              0             0           0
Vice President and Chief Financial Officer       2005      85,000        0              0              0             0           0
                                                 2004      91,083        0              0        215,000       150,000           0

Eugene Fry (5)                                   2006      46,000        0              0              0             0           0
Vice-President, Product and Technology           2005      75,000        0              0              0             0           0
   Development and Chief Compliance Officer      2004      90,084        0              0        200,000       100,000           0

Robert J. Woodrow (6)                            2006       3,000        0              0              0             0           0
Former President, Chief Executive Officer        2005      70,000        0              0              0             0           0
   and Director                                  2004      69,000        0              0      1,000,000       500,000           0

Robert McMillan, Former Director (7)             2006           0        0              0              0             0           0
                                                 2005           0        0              0              0       100,000           0
                                                 2004           0        0              0              0             0           0

Laszlo Meszaros, Former Director (8)             2006           0        0              0              0             0           0
                                                 2005           0        0              0              0       100,000           0
                                                 2004           0        0              0              0             0           0

William O'Loughlin, Former Executive             2006           0        0              0              0             0           0
   Vice-President and Chief Operating            2005     100,000        0              0              0             0           0
   Officer (9)                                   2004      35,000        0              0              0       300,000           0

N.K. "Skip" Best (10)                            2006
Former Vice-President, Business Development      2005           0        0              0              0             0           0
                                                 2004      45,700        0              0         50,000             0           0

(1) Dr. Corlin has been a director since September 23, 2000. He became Chairman of the Board and Chief Medical Officer in August, 2002. 500,000 shares of common stock were awarded to Dr. Corlin by the Board of Directors on January 20, 2004, of which 250,000 shares would have been forfeited if he resigned from the Board of Directors prior to January 20, 2005. 15,000 shares of common stock were awarded to Dr. Corlin by the Board of Directors on June 18, 2004.

(2) Mr. Stamy has been a director since August 8, 2002. 100,000 shares of common stock were awarded to Mr. Stamy by the Board of Directors on January 20, 2004, of which 50,000 shares would have been forfeited if he resigned from the Board of Directors prior to January 20, 2005.

(3) Mr. Nasto has been a director and Chief Executive Officer since November 6, 2006. In 2006, Mr. Nasto was paid $30,000 in cash compensation from the date of his employment, November 6, 2006 through December 31, 2006. In addition, from July to October 2006, Mr. Nasto was paid $54,738 as an outside marketing consultant to the Company, excluding $4,285 in reimbured out of pocket expenses. The total paid to Mr. Nasto, of $54,738, included payment for the additional salary he accrued in 2005 of $20,527. Previously Mr. Nasto was Vice-President of Sales, Marketing and Customer Support from August, 2003 through September 2004. Mr. Nasto became Senior Vice-President Sales and Marketing in October 2004. Mr. Nasto's employment with the Company ended December 9, 2005, as a result of the Company's implementation of a significant cost reduction program. 150,000 shares of common stock were awarded to Mr. Nasto by the Board of Directors on January 20, 2004. These shares vested on October 1, 2004 and were issued contingent upon Mr. Nasto being employed by the Company on October 1, 2004. On December 3, 2004 Mr. Nasto was granted options to purchase 150,000 shares of common stock issued pursuant to the SecureCARE Technologies, Inc. Year 2004 Stock Option Plan. Mr. Nasto's original employment with the Company ended on Company ended on December 9, 2005. Therefore 76,233 of these options had vested at the date of termination; the remaining 73,767 were cancelled. As of March, 2006 the 76,233 vested options were cancelled. Mr. Nasto received cash compensation in 2005 of $105,695 and he accrued additional salary of $20,572 through December 31, 2005.

(4) Mr. Burley has been Chief Financial Officer since July 2002. Mr. Burley received cash compensation in 2006 of $58,667 and he accrued additional salary of $43,000 through December 31, 2006. Mr. Burley received cash compensation in 2005 of $85,000 and he accrued additional salary of $10,366 through December 31, 2005. 215,000 shares of common stock were awarded by the Board of Directors on January 20, 2004. These shares vested on October 1, 2004 and were issued contingent upon Mr. Burley being employed by the Company on October 1, 2004. On December 3, 2004 Mr. Burley was granted options to purchase 150,000 shares of common stock issued pursuant to the SecureCARE Technologies, Inc. Year 2004 Stock Option Plan.

(5) Mr. Fry has been a full time employee of the Company since October 2001. Mr. Fry received cash compensation in 2006 of $46,000 and he accrued additional salary of $45,000 through December 31, 2005. Mr. Fry received cash compensation in 2005 of $75,000 and he accrued additional salary of $15,416 through December 31, 2005. 200,000 shares of common stock were awarded by the Board of Directors on January 20, 2004. These shares vested on October 1, 2004 and were issued contingent upon Mr. Fry being employed by the Company on October 1, 2004. On December 3, 2004 Mr. Fry was granted options to purchase 100,000 shares of Common Stock issued pursuant to the SecureCARE Technologies, Inc. Year 2004 Stock Option Plan.

(6) Effective June 16, 2006, the Board of Directors accepted Mr. Woodrow's resignation as a member of the Board of Directors and as President and Chief Executive Officer. Mr. Woodrow had been a director since May 13, 2002. Mr. Woodrow had served as Chief Operating Officer since September 1, 2002. He became President on December 29, 2003 and was appointed President and Chief Execuitve Officer in October 2004. Mr. Woodrow was hired as an outside consultant. He was paid, on average in 2004, $5,750 per month in cash compensation plus all reasonable and customary travel and other expenses related to the execution of his duties. Mr. Woodrow's net compensation in 2005 of $55,700 included $70,000 in monthly payments that averaged $7,500 per month for the months in which he was paid net of $14,300 in unreimbursed out of pocket expenses. Mr. Woodrow also accrued additional salary of $20,000 through December 31, 2005. Mr. Woodrow received cash compensation in 2006 of $3,000 and he accrued additional salary of $37,500 through June 16, 2006. 1,000,000 shares of common stock were awarded to Mr. Woodrow by the Board of Directors on January 20, 2004, of which 500,000 shares would have been forfeited if he resigned from the Board of Directors prior to January 20, 2005. On December 3, 2004 Mr. Woodrow was granted options to purchase 500,000 shares of common stock issued pursuant to the SecureCARE Technologies, Inc. Year 2004 Stock Option Plan. Mr. Woodrow's employment with the Company ended on June 16, 2006. Therefore 373,345 of these options had vested at the date of termination; the remaining 126,655 were cancelled. As of September 2006 the 373,345 vested options were cancelled.

(7) Robert McMillan joined the Board of Directors on April 25, 2005. The Board granted Mr. McMillan options to purchase 100,000 shares of common stock upon appointment as director. 50,000 options vested immediately; the remaining vested ratably over the following 12 months. Mr. McMillan resigned from the Board of Directors on March 1, 2006. Therefore, 96,747 of these options had vested on the date of his resignation; the remaining 3,253 were cancelled. As of June 2006 the 96,747 vested options were cancelled.

(8) Laszlo Mezaros joined the Board of Directors on April 25, 2005. On January 11, 2006, Mr. Meszaros notified the Company that he resigned from the Board of Directors effective December 14, 2005. The Board granted Mr. Mezaros options to purchase 100,000 shares of common stock upon appointment as director. 50,000 options vested immediately; the remaining were to vest ratably over the following 12 months. Mr. Mezaros resigned as a director of the Company on December 14, 2005. 81,918 options had vested at the date of resignation; the remaining 18,082 were cancelled. As of March 2006 the 81,918 vested options were cancelled.

(9) Mr. O'Loughlin was Executive Vice-President and Chief Operating officer from October 1, 2004 through December 9, 2005. Mr. O'Loughlin's employment with the Company ended December 9, 2005, as a result of the Company's implementation of a significant cost reduction program. Prior to October 1, 2004, Mr. O'Loughlin was retained on a consulting basis and was compensated $10,000 for those consulting services. On December 3, 2004 Mr. O'Loughlin was granted options to purchase 300,000 shares of common stock issued pursuant to the SecureCARE Technologies, Inc. Year 2004 Stock Option Plan. Mr. O'Loughlin's employment with the Company ended on December 9, 2005. Therefore 178,356 of the options had vested at the date of termination; the remaining 121,644 were cancelled. As of March 2006, the 178,356 vested options were cancelled. Mr. O'Loughlin received cash compensation in 2005 of $100,000 and he accrued additional salary of $20,000 through December 31, 2005.

(10) Mr. Best was hired as Vice President of Business Development on March 1, 2004. Prior to December 1, 2003, Mr. Best was working on behalf of the Company exclusively on a commission basis plus reimbursement for all reasonable travel and other expenses incurred on behalf of the Company. Effective December 1, 2003, Mr. Best was paid a recoverable draw against future commissions of $5,000 per month. 50,000 shares of Common Stock were awarded by the Board of Directors on January 20, 2004. These shares vested on October 1, 2004 and their issuance was contingent upon Mr. Best being employed with the Company on October 1, 2004. Mr. Best's employment with the Company ended on September 7, 2004; therefore the shares were not issued. On April 7, 2005 a lawsuit was filed by Mr. Best against the Company. The lawsuit was identified as cause number GN501073 and was filed in the 353rd Judicial District Court of Travis County, Texas as "Norman K. Best versus SecureCARE Technologies, Inc." The lawsuit alleged that the Company breached the terms of its agreements with Mr. Best by failing to tender the 50,000 shares of common stock of the Company which were granted to him in January, 2004. The grant date fair value of the shares was not material. The Company responded to the lawsuit by filing a general denial, denying all the allegations raised by the Plaintiff. On July 8, 2005, the Company filed a series of responses to the Plaintiff's request for admission. The Company was intially required to produce all documents related to the Plaintiff's request for production by August 14, 2006. On August 25, 2006, the Company settled this lawuit with Mr. Best. The Company agreed to tender the 50,000 shares of the Company's common stock that were previously granted to him. The Company also agreed to a monetary payment of $10,000 to be paid in five monthly installments of $2,000 each. At December 31, 2006, the Company has recorded a liability of $2,000 for the balance of payments due on the monetary portion of this settlement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company's common stock as of December 31, 2006 by (I) each of our Directors, (ii) each of our Executive Officers, (iii) each person who is known by us to own beneficially more than 5% of the common stock and (iv) all Directors and Officers as a group.


Name                                         Number of Shares         Percentage
--------------------------------------      -------------------       ----------

Richard F. Corlin, MD                                  515,000               3%

Allen Stamy                                            100,000               0%

Dennis Nasto                                           150,000               1%

Neil Burley                                            215,000               1%

Gene Fry                                               200,000               1%

Gryphon Opportunities Fund I, LLC (1)               12,619,757              62%

All Directors and Officers as a Group                1,180,000               6%

(1) Excludes 85,150 shares of common stock owned by Dall, Inc., an affiliate of Gryphon Opportunities Fund I, LLC; Excludes 235,150 shares of common stock owned by York Avenue Holding Corporation, an affiliate of Gryphon Opportunities Fund I, LLC

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On June 16, 2006, the Company's Board of Directors ratified a letter agreement (the "Letter Agreement"), dated June 7, 2006, with a related party, Gryphon Opportunities Fund I, LLC ("GOF"), relating to future financing and a recapitalization of the Company. Pursuant to the Letter Agreement, GOF agreed to convert its notes payable and accrued interest (as of September 15, 2006) to common stock of the Company and to release its lien on the Company's assets. Both of these actions were conditioned upon the Company receiving an aggregate of $570,000 in equity financing. The raising of the equity financing was effectively completed on September 15, 2006 (the "Commitment Date") in the amount of $570,518. As of October 2, 2006, the Company had raised a total of $576,518 in the equity financing.

As of the Commitment Date, the Company had only approximately 30 million shares of common stock authorized remaining to be issued. To complete the equity financing of $576,518 (offered at a price of $0.01 per common shave equivalent) and the conversion of the GOF notes payable and accrued interest of $544,490 and $56,477, respectively, also offered at a conversion price of $0.01 per common share equivalent, (the GOF conversion offer was triggered upon achievement of the minimum required equity financing on September 15, 2006), the Company needed approximately 104 million authorized common shares. As a result, the Company authorized issuance of a new series of Mandatorially Convertible Series C Preferred Stock (the "Series C Stock") to the new equity investors (251,093 shares of Series C Stock) and to GOF (264,494 shares of Series C Stock). The Series C Stock has no conversion rights unless and until the Company has sufficient authorized shares of common stock available to permit the conversion of all of the shares of Series C Stock at a rate of 200 common shares for each share of Series C Stock. In addition, the Series C Stock has no liquidation preference, dividend rights or any other rights that are not included in the rights of the current common stock holders. The Company filed its Certificate of Designation for the Series C Stock with the State of Nevada on November 13, 2006 (the "acceptance date"); therefore, as of the acceptance date, the Series C Stock shares were authorized, designated and issuable to the new equity investors and to effect the conversion of the GOF notes payable and accrued interest. At September 30, 2006, because the Series C Stock had not been authorized or designated, the equity financing of $570,518 was classified as preferred stock pending issuance on the balance sheet.

In conjunction with the acceptance date, effective November 13, 2006 the Company issued 253,733 shares of Series C Stock to the new equity investors representing $576,518 in equity financing completed as of October 2, 2006 and 264,494 shares to GOF to affect the conversion of GOF's notes payable and accrued interest of $544,490 and $56,477, respectively.

As of December 31, 2006 and 2005, the Company had principal amounts of $0and $544,490, respectively, in notes payable to a related party, Gryphon Opportunities Fund I, LLC. During the twelve-month periods ended December 31, 2006 and 2005, there were no principal repayments or interest payments on these notes payable.

ITEM 13. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Board of Directors has reviewed the following audit fees the Company has paid to the independent public accountants for purposes of considering whether such fees are compatible with maintaining the auditor's independence. The policy of the Board of Directors is to pre-approve all audit services performed by its independent public accountants before the services are performed.

Audit Fees. Estimated fees billed for service rendered by KBA Group LLP for the reviews of Forms 10-QSB and for the audits of the financial statements of the Company were $66,205 for 2006 and $57,820 for 2005. Fees billed for tax related services were $500 in 2006 and $1,294 in 2005. Additionally, fees billed for other services in 2006 totaled $1,000.

PART IV

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

The following Exhibits are incorporated by reference to the filing or are included following the Index to Exhibits.

Number   Description
------   -----------

3.1      Articles of Incorporation of the Company (1)

3.2      Articles of Amendment to Articles of Incorporation (1)

3.3      Bylaws of Company (1)

3.4      Definitive Proxy Statement Dated February 28, 2007 (2)

4.1      Form of 6% Convertible Promissory Note

31.1 Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350


(1) Incorporated by reference to the Company's original registration statement on Form 10-SB, filed with the Securities Exchange Commission on January 11, 1999, File No. 0-29804.

(2) Incorporated by reference to the Company's Definitive Proxy Statement filed with the Securities and Exchange Commission on February 28, 2007, File No. 0-29804.

B. Reports on Form 8-K

   On October 11, 2006 the Company filed a Form 8-K, dated October 6, 2006 reporting under Item 1.02 that it had terminated the Loan Agreement with Euro Financial Fidelity, Inc. previously reported in a Form 8-K, dated April 4, 2006, as no funding was received under the Loan Agreement.

   On November 13, 2006 the Company filed a Form 8-K, dated November 6, 2006 reporting under Item 5.02 that the Company had entered into a letter agreement with Dennis Nasto setting forth certain terms and conditions for Mr. Nasto to serve as Chief Executive Officer of the Company and to serve as a member of the Board of Directors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SecureCare Technologies, Inc.



Date:  March 30, 2007                   By: /s/ DENNIS NASTO
                                            ------------------------------------
                                            Dennis Nasto
                                            Chief Executive Officer and Director



Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


NAME                         TITLE

/s/ DENNIS NASTO             Chief Executive                Date: March 30, 2007
-------------------------    Officer and Director
    Dennis Nasto






/s/ NEIL BURLEY              Chief Financial Officer        Date: March 30, 2007
-------------------------    (Principal Financial and
    Neil Burley              Accounting Officer)

                          SecureCARE Technologies, Inc.

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM..................... F-1

FINANCIAL STATEMENTS

Balance Sheets at December 31, 2006 and 2005................................ F-2

Statements of Operations for the years ended December 31, 2006 and 2005..... F-4

Statement of Changes in Shareholders' Deficit for the years
ended December 31, 2006 and 2005............................................ F-5

Statements of Cash Flows for the years ended December 31, 2006 and 2005..... F-7

Notes to Financial Statements............................................... F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
SecureCARE Technologies, Inc.

We have audited the accompanying balance sheets of SecureCARE Technologies, Inc. as of December 31, 2006 and 2005 and the related statements of operations, changes in shareholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SecureCARE Technologies, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As described in Note B, the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced recurring losses, has generated recurring negative cash flows from operations and has liabilities significantly in excess of assets at December 31, 2006. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plan with regard to these matters is also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note A to the financial statements, effective January 1, 2006 the Company adopted Statement of Financial Accounting Standard 123(R), Share-Based Payments.

KBA Group LLP
Dallas, Texas
March 30, 2007


                          SecureCARE Technologies, Inc.
                                 BALANCE SHEETS
                           December 31, 2006 and 2005

                                     ASSETS


                                                                                   2006            2005
                                                                               ------------    ------------
Current assets
   Cash and cash equivalents                                                   $    130,151    $      3,400
   Accounts receivable - trade, net of allowance for doubtful accounts
     of $2,000 and $5,000, respectively                                              16,076          42,936
   Prepaid expenses and deposits                                                      7,935          14,905
                                                                               ------------    ------------
       Total current assets                                                         154,161          61,241

Property and equipment, net of accumulated depreciation
   of $449,096 and $361,490, respectively                                            45,276          93,822
Deferred financing fees, net of accumulated amortization of
   $84,546 and $79,032, respectively                                                     --           5,514
Deposits                                                                                 --          97,830
                                                                               ------------    ------------

       Total assets                                                            $    199,437    $    258,407
                                                                               ============    ============

The accompanying notes are an integral part of these financial statements.


                          SecureCARE Technologies, Inc.
                           BALANCE SHEETS - CONTINUED
                           December 31, 2006 and 2005

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

                                                                                   2006            2005
                                                                               ------------    ------------
Current liabilities
  Current portion of notes payable, including $0 and $136,123 to a related party, respectively, net of debt discount of $0 and
    $14,164, respectively                                                      $    263,500    $  1,355,459
  Accounts payable - trade                                                          220,789         222,888
  Accrued payroll                                                                   209,372         222,436
  Accrued payroll taxes                                                             145,701         170,918
  Deferred revenue                                                                       --          16,183
  Accrued interest                                                                   64,715         161,337
  Other accrued liabilities                                                         180,178         111,629
                                                                               ------------    ------------
    Total current liabilities                                                     1,084,255       2,260,850

Notes payable, less current portion including $0 and $408,367 to related parties, respectively, net of debt discount of
   $183,458 and $0, respectively                                                      4,042         408,367


Other non-current liabilities                                                        34,335              --


Shareholders' deficit
  Preferred stock - $0.001 par value; 15,000,000 shares authorized,
    Series A preferred stock - 1,955,000 shares issued and outstanding
     (liquidation preference of $1.00 per share)                                      1,955           1,955
    Series B preferred stock - 1,427,273 issued and outstanding
     (liquidation preference of $1.10 per share)                                      1,427           1,427
    Series C preferred stock - 1,058,835 shares issued and outstanding
     (no liquidation preference)                                                      1,059              --
  Common stock - $0.001 par value; 50,000,000 shares authorized,
    20,304,000 and 20,004,000 shares issued and outstanding, respectively            20,304          20,004
  Additional paid-in capital                                                     34,469,804      12,630,770
  Accumulated deficit                                                           (35,417,744)    (15,064,966)
                                                                               ------------    ------------
    Total shareholders' deficit                                                    (923,195)     (2,410,810)
                                                                               ------------    ------------

    Total liabilities and shareholders' deficit                                $    199,437    $    258,407
                                                                               ============    ============

The accompanying notes are an integral part of these financial statements.


                          SecureCARE Technologies, Inc.
                            STATEMENTS OF OPERATIONS
                 For the Years Ended December 31, 2006 and 2005


                                                                    2006            2005
                                                                ------------    ------------
Revenues                                                        $    244,815    $    387,159

Operating expenses
   Cost of revenues                                                  181,668         860,961
   Selling, general and administrative                               987,077       2,271,575
   Bad debt expense                                                   44,702          29,490
   Loss on debt settlement, net                                      120,998              --
   Gain on debt settlement                                                --          (6,380)
   Loss on early extinguishment of debt                          (19,030,648)             --
                                                                ------------    ------------

   Operating loss                                                (20,120,278)     (2,768,487)

Other expenses
   Interest expense (including $23,185 and $26,578 to a
     related party, respectively)                                   (232,500)       (216,798)
                                                                ------------    ------------

 Net loss                                                       $(20,352,778)   $ (2,985,285)
                                                                ============    ============
 Deemed dividend upon issuance of convertible preferred stock       (183,438)       (204,765)
                                                                ------------    ------------
Net loss attributable to common shareholders                    $(20,536,216)   $ (3,190,050)
                                                                ============    ============

Net loss per common share - basic and diluted                   $      (1.01)   $      (0.16)
                                                                ============    ============
Weighted-average number of common shares outstanding -
   basic and diluted                                              20,285,096      20,004,000
                                                                ============    ============

The accompanying notes are an integral part of these financial statements.


                          SecureCARE Technologies, Inc.
                 STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT
                 For the Years Ended December 31, 2006 and 2005

                                           Series A                 Series B              Series C

                                        Preferred Stock          Preferred Stock       Preferred Stock           Common Stock
                                     ---------------------   ---------------------   ---------------------   ---------------------
                                       Shares      Amount      Shares      Amount      Shares      Amount     Shares       Amount
                                     ----------   --------   ----------   --------   ----------   --------   ----------   --------
Balance at December 31, 2004          1,955,000      1,955      181,818        182           --         --   20,004,000     20,004

  Issuance of Series B
    preferred stock                          --         --    1,245,455      1,245           --         --           --         --
  Issuance of stock options
    for services                             --         --           --         --           --         --           --         --
  Issuance of warrants in
    connection with notes payable            --         --           --         --           --         --           --         --
  Contribution of common stock by
     majority shareholder in
     conjunction with conversion
     of note payable and
     accrued interest                        --         --           --         --           --         --           --         --
  Capital contribution from
     majority shareholder                    --         --           --         --           --         --           --         --

  Net loss for the year                      --         --           --         --           --         --           --         --
                                     ----------   --------   ----------   --------   ----------   --------   ----------   --------
  Balance at December 31, 2005        1,955,000   $  1,955    1,427,273   $  1,427           --   $     --   20,004,000   $ 20,004

  Issuance of Series C preferred
     stock                                   --         --           --         --      253,736        254           --         --
  Issuance of Series C preferred
     stock in connection with the            --         --           --         --      805,099        805           --         --
     extinguishment of notes
     payable and accrued interest
  Issuance of common stock for
     services                                --         --           --         --           --         --      300,000        300
  Issuance of warrants in connection
     with notes payable                      --         --           --         --           --         --           --         --
  Beneficial conversion feature of
     convertible notes payable               --         --           --         --           --         --           --         --
  Stock compensation expense                 --         --           --         --           --         --           --         --
  Reclassification of note payable           --         --           --         --           --         --           --         --

  Net loss for the year                      --         --           --         --           --         --           --         --
                                     ----------   --------   ----------   --------   ----------   --------   ----------   --------
  Balance at December 31, 2006        1,955,000   $  1,955    1,427,273   $  1,427    1,058,835   $  1,059   20,304,000   $ 20,304
                                     ==========   ========   ==========   ========   ==========   ========   ==========   ========

The accompanying notes are an integral part of these financial statements.


                          SecureCARE Technologies, Inc.
           STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT - CONTINUED
                 For the Years Ended December 31, 2006 and 2005

                                                                    Additional
                                                                     Paid-in      Accumulated        Notes
                                                                     Capital        Deficit        Receivable        Total
                                                                  ------------    ------------    ------------    ------------
Balance at December 31, 2004                                        10,945,695     (11,872,916)         (2,000)       (907,080)

  Issuance of Series B preferred stock                               1,441,714        (204,765)             --       1,238,194
  Issuance of stock options for services                                 4,300              --              --           4,300
  Issuance of warrants in connection with notes payable                 12,061              --              --          12,061
  Contribution of common stock by majority shareholder in
     conjunction with conversion of note payable and
     accrued interest                                                   77,000              --              --          77,000
  Capital contribution from majority shareholder                       150,000              --              --         150,000

  Net loss for the year                                                     --      (2,985,285)             --      (2,985,285)

                                                                  ------------    ------------    ------------    ------------
  Balance at December 31, 2005                                    $ 12,630,770    $(15,062,966)   $     (2,000)   $ (2,410,810)

  Issuance of Series C preferred stock                                 576,264              --              --         576,518
  Issuance of Series C preferred stock in connection with the       20,893,738              --              --      20,894,543
      extinguishment of notes payable and accrued interest
  Issuance of common stock for services                                 74,700              --              --          75,000
  Issuance of warrants in connection with notes payable                171,784              --              --         171,784
  Beneficial conversion feature of convertible notes payable            18,844              --              --          18,844
  Stock compensation expense                                           153,704              --              --         153,704
  Reclassification of note payable                                     (50,000)             --              --         (50,000)
  Notes receivable write off                                                --          (2,000)          2,000              --

 Net loss for the year                                                      --     (20,352,778)             --     (20,352,778)
                                                                  ------------    ------------    ------------    ------------
  Balance at December 31, 2006                                    $ 34,469,804    $(35,417,744)   $         --    $   (923,195)
                                                                  ============    ============    ============    ============

The accompanying notes are an integral part of these financial statements.


                          SecureCARE Technologies, Inc.

                            STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 2006 and 2005

                                                             2006            2005
                                                         ------------    ------------
Cash flows from operating activities
  Net loss                                               $(20,352,778)   $ (2,985,285)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Depreciation and amortization                             87,606          78,414
     Bad debt expense                                          44,702          29,490
     Common stock issued for services                          75,000              --
     Stock compensation expense                               153,704           4,300
     Loss on debt settlement, net                             120,998              --
     Loss on early extinguishment of debt                  19,030,648              --
     Amortization of deferred financing fees                    5,514          38,083
     Amortization of debt discount                             21,334          33,230
     Other non-cash interest expense                               --          23,187
  Increases and decreases in working capital accounts:
     Accounts receivable - trade                              (17,842)        (46,889)
     Prepaid expenses                                          12,822          11,608
     Other current assets                                      32,739          32,738
     Deferred revenue                                         (16,183)         16,183
     Accounts payable - trade                                  14,195         126,156
     Accrued liabilities                                      189,333         539,644
                                                         ------------    ------------
    Cash flows used in operating activities                  (598,208)     (2,099,141)

Cash flows from investing activities
     Capital expenditures                                     (25,310)             --
     Capitalized software development costs                   (13,750)             --
                                                         ------------    ------------
    Cash flows used in investing activities                   (39,060)             --

Cash flows from financing activities
     Proceeds from notes payable                              187,500         700,000
     Payments on notes payable                                     --         (36,500)
     Capital contribution from majority shareholder                --         150,000
     Proceeds from the issuance of preferred stock            576,518       1,238,194
                                                         ------------    ------------
     Cash flows provided by financing activities              764,018       2,051,694

The accompanying notes are an integral part of these financial statements.


                          SecureCARE Technologies, Inc.

                      STATEMENTS OF CASH FLOWS - CONTINUED
                 For the Years Ended December 31, 2006 and 2005

                                                                          2006           2005
                                                                      ------------   ------------
Net increase (decrease) in cash and cash equivalents                       126,750        (47,447)

Cash and cash equivalents, beginning of year                                 3,400         50,847
                                                                      ------------   ------------
Cash and cash equivalents, end of year                                $    130,150   $      3,400
                                                                      ============   ============

Supplemental disclosures for cash flow information:

  Contribution of common stock by majority shareholder in
   conjunction with conversion of note payable and accrued interest   $         --   $     77,000
                                                                      ============   ============
  Conversion of note payable and accrued interest in to
   common stock                                                       $  1,829,296   $     50,000
                                                                      ============   ============
  Deemed dividend upon issuance of convertible preferred stock        $    183,438   $    204,765
                                                                      ============   ============
  Fair value of warrants in connection with issuance of
   notes payable                                                      $  1,733,861   $     12,061
                                                                      ============   ============
  Issuance of Series C preferred stock in connection with
   extinguishment of notes payable and accrued interest               $ 20,894,543   $         --
                                                                      ============   ============


The accompanying notes are an integral part of these financial statements.

                          SecureCARE Technologies, Inc.

                          NOTES TO FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2006 and 2005

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

The Company intends to utilize the Internet to provide browser initiated healthcare document exchange and e-signature solutions that facilitate the confidential, on-line exchange of healthcare information for many participants in the healthcare industry. Based on the technology and products in place, other applications can be developed that will enhance the Company's position in both the physician's office, home health agencies, and other providers such as nursing homes, pharmacies, durable medical equipment providers and information sites. These services using Internet technology in the healthcare industry are subject to risks, including but not limited to those associated with competition from existing companies offering similar services, rapid technological change, development risks, management of growth and a minimal previous record of operations or earnings.

On December 9, 2005, the Company implemented a staff reduction of approximately sixteen employees in what was expected to be a temporary cost reduction in response to the failure of the Company to obtain necessary financing to fund operations. The Company intended to secure a banking or investment partner and it downsized its cost structure to preserve its value and operate from its current sales revenues during this interim period. A cost contained operating plan, including four full-time employees and additional part-time resources, was implemented to support the Company's physician and home healthcare provider customer base and to maintain its technology platform. As additional investment capital is attracted, the Company will resume its aggressive marketing, sales and product development initiatives. When implemented, this personnel and cost reduction program reduced the Company's monthly cash requirements by approximately $200,000.

                          SecureCARE Technologies, Inc.

                          NOTES TO FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2006 and 2005

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

Depreciation and amortization expense for the years ended December 31, 2006 and 2005 was $87,606 and $78,414, respectively.

                          SecureCARE Technologies, Inc.

                          NOTES TO FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2006 and 2005

NOTE A - BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

SOFTWARE AND SOFTWARE DEVELOPMENT COSTS
---------------------------------------

The Company capitalizes costs related to computer software developed or obtained for internal use in accordance with the American Institute of Certified Public Accountants Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" and is depreciated using the straight-line method over the estimated useful life of the software, generally two years. SOP 98-1 provides guidance on determining whether computer software is internal-use software and guidance on accounting for proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. For the year ended December 31, 2006, the Company recorded capitalized software development costs totaling $13,750. No amortization expense related to the software development has been recorded as of December 31, 2006 since the software development has not been completed as of December 31, 2006. No software development costs were capitalized during the year ended December 31, 2005.

DEFERRED FINANCING FEES
-----------------------

Deferred financing fees related to the notes payable are amortized on a straight-line basis over the term of the notes payable which range from six months to two years. Any deferred financing fees related to notes that are paid early or converted to equity are expensed. Deferred financing fees, net of accumulated amortization were $0 and $5,514, as of December 31, 2006 and 2005, respectively.

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

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104). SAB 104 generally requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the fee charged for services rendered and the collectibility of those fees. Should changes in conditions cause management to determine these criteria are not met for certain sales, revenue recognized for any reporting period could be adversely affected. In instances where any one of the four criteria is not met, the Company will either defer recognition of the monthly service fees until the criteria are met or will recognize the recurring monthly service fees on a ratable basis. Recognition of revenue resulting from one-time training and set-up fees, which are billed upfront, is deferred and amortized over the life of the corresponding arrangements and is included in deferred revenue in the accompanying financial statements.

LOSS PER COMMON SHARE
---------------------

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the year. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding for the year. Common stock equivalents for the years ended December 31, 2006 and 2005 have been excluded from the computation since such inclusion would have an anti-dilutive effect.

                          SecureCARE Technologies, Inc.

                          NOTES TO FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2006 and 2005

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

ADVERTISING COSTS
-----------------

All costs associated with advertising are expensed in the period incurred. Advertising expense totaled $0 and $2,485 for the years ended December 31, 2006 and 2005, respectively.

STOCK-BASED COMPENSATION
------------------------

On January 1, 2006, the Company adopted the modified prospective method of SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"), which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 123R supersedes APB Opinion No. 25, and amends SFAS No. 95, "Statement of Cash Flows". SFAS No. 123R requires that all share-based payments to employees, including the grant of employee stock options, be recognized in the income statement based on their fair values. Under the modified prospective application, SFAS No. 123R is applied to new awards and awards modified, repurchased or cancelled after the effective date. Compensation cost for the portion of awards for which requisite service has not been rendered that are outstanding as of the effective date is recognized as the requisite service is rendered on or after the effective date. The Compensation cost for the portion of awards is based on the grant date fair value of those awards as calculated for pro-forma disclosure under SFAS No. 123. The Company's financial statements as of January 1, 2006 reflect the impact of adopting SFAS No. 123R. In accordance with the modified prospective method, the Company's financial statements for the prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R.

Stock-based compensation expense recognized during the period is based on the value of the portion of the stock-based payment awards that is ultimately expected to vest. As stock-based compensation expense recognized in the statement of operations for the twelve months ended December 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

                          SecureCARE Technologies, Inc.

                          NOTES TO FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2006 and 2005

NOTE A - BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Board of Directors of the Company approved the SecureCARE Technologies, Inc. 2004 Stock Option Plan on December 3, 2004. The Company has reserved 2,000,000 shares of common stock for issuance under this Plan. The exercise price of each option granted may not be less than the fair market value of common stock at the date of grant, without prior approval of the Board of Directors. Options are exercisable according to the terms set out in the option agreement, not to exceed ten years. At December 31, 2006 the Company had 250,000 options outstanding, of which 250,000 were exercisable. All options granted by the Company are restricted stock awards under rules promulgated by the Securities and Exchange Commission.

The Company adopted SFAS No. 123R using the modified prospective transition method beginning January 1, 2006. Accordingly, during the twelve month period ended December 31, 2006, the Company recorded stock-based compensation expense for options granted prior to, but not yet vested, as of January 1, 2006, as if the fair value method required for pro forma disclosure under SFAS No. 123 were in effect for expense recognition purposes, adjusted for estimated forfeitures. There were no new options issued during the twelve months ended December 31, 2006. As SFAS No. 123R requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock based compensation expense for the twelve-month period ended December 31, 2006 totaled $153,704. The impact on the Company's results of operations of recording stock-based compensation for the twelve-month period ended December 31, 2006 was as follows:

                                                          Twelve Months Ended
                                                          December 31, 2006
                                                          -----------------

Selling, general and administrative                       $         153,704
                                                          -----------------

Impact on net loss to common shareholders                 $         153,704
                                                          =================
Impact on net loss per share to common shareholders
 (basic and diluted)                                      $             .01
                                                          -----------------

The Company calculates the fair value of each option award on the date of grant using the Black-Scholes option-pricing model. There were no new options issued during the twelve months ended December 31, 2006.

The following table summarizes the activity under the Plan for the twelve months ended December 31, 2006:

                                                                       2004 Stock Incentive Plan
                                                      ----------------------------------------------------------
                                                                Twelve Months Ended December 31, 2006
                                                      ----------------------------------------------------------
                                                                                       Weighted
                                                                        Weighted        Average        Aggregate
                                                                        Average         Remaining      Intrinsic
                                                          Shares     Exercise Price  Contractual Term    Value
                                                      ----------------------------------------------------------
Outstanding at January 1, 2006                           1,349,608     $     1.01      .81 years
Granted                                                         --
Exercised                                                       --
Cancelled                                               (1,099,608)    $     1.01
                                                      ------------
Outstanding at December 31, 2006                           250,000     $     1.00       -- years        $    --
                                                      ============
Vested and expected to vest at December 31, 2006           250,000     $     1.00       -- years        $    --
Options exercisable at December 31, 2006                   250,000     $     1.00       -- years        $    --


The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company's common stock, $0.07, at December 31, 2006. No options were "in-the-money" at December 31, 2006. No options were exercised during the twelve months ended December 31, 2006 and 2005.

As of December 31, 2006 there was $0 of total unrecognized compensation cost related to unvested options.

                          SecureCARE Technologies, Inc.

                          NOTES TO FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2006 and 2005

NOTE A - BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Prior to the adoption of SFAS No. 123R, the Company provided the disclosures required under SFAS No. 123, as amended by SFAS No.148. Employee stock-based compensation expense recognized under SFAS No. 123R was not reflected in the Company's result of operations for the twelve months ended December 31, 2006 for employee stock option awards as all options were granted with an exercise price equal to the market value of the underlying common stock on the date of grant. Previously reported amounts have not been restated.

If the Company had recognized compensation expense on a straight-line basis over the vesting term of the options based upon the fair value at the grant date for options granted to employees, officers and directors during the twelve month periods ended December 31, 2005 the pro forma effect on net loss attributable to common shareholders and net loss per share attributable to common shareholders would have been as follows:


                                                                              Twelve Months Ended
                                                                               December 31, 2005
                                                                               -----------------
         Net loss to common shareholders as reported                           $      (3,190,050)
         Add:  Stock-based employee compensation expense included
               in reported net loss                                                        4,300
         Deduct: Stock-based employee compensation expense determined
               under fair value based method                                            (641,807)
                                                                               -----------------

         Pro forma net loss                                                    $      (3,827,557)
                                                                               =================
         Net loss per share to common shareholders:
           As reported - basic and diluted                                     $            (.16)
                                                                               =================

           Pro forma - basic and diluted                                       $            (.16)
                                                                               =================

Compensation cost is reflected over the options' vesting period of 0 to 2 years.

USE OF ESTIMATES AND ASSUMPTIONS
--------------------------------

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

NOTE B - GOING CONCERN

The financial statements have been prepared on the assumption that the Company will continue as a going concern. The Company sustained net losses of $20,352,778 (including a non-recurring loss on early extinguishment of debt totaling $19,030,648) and $2,985,285 for the years ended December 31, 2006 and 2005, respectively, and has accumulated losses through December 31, 2006 of $35,417,744. Cash used in operating activities for the same periods aggregated $598,208 and $2,099,141, respectively. Total liabilities at December 31, 2006 of $1,122,632 exceed total assets of $199,437. As of the date of this report, the Company is unable to meet all of its short-term obligations because of shortages of cash. The Company's continued existence depends upon the success of management's efforts to raise additional capital necessary to meet the Company's obligations as they come due, and to obtain sufficient capital to execute its business plan. The Company intends to obtain capital primarily through issuances of debt or equity. There can be no degree of assurance that the Company will be successful in completing additional financing transactions. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its intended business objectives. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or classification of liabilities, which may result from the inability of the Company to continue as a going concern.

                          SecureCARE Technologies, Inc.

                          NOTES TO FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2006 and 2005

NOTE C - PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2006 and 2005 consists of the following:

                                                                         2006            2005
                                                                     ------------    ------------
         Computer equipment and software                             $    481,834    $    442,774
         Furniture and office equipment                                    12,538          12,538
                                                                     ------------    ------------
                                                                          494,372         455,312

         Less: accumulated depreciation and amortization                 (449,096)       (361,490)
                                                                     ------------    ------------
         Net property and equipment                                  $     45,276    $     93,822
                                                                     ============    ============


Computer equipment and software includes $183,750 and $170,000, respectively, at December 31, 2006 and 2005, in costs capitalized in the development of software held for internal use.

                          SecureCARE Technologies, Inc.

                          NOTES TO FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2006 and 2005

NOTE D - NOTES PAYABLE

Notes payable at December 31, 2006 and December 31, 2005 consist of the following:


                                                                                  2006                          2005
                                                                        -------------------------    ---------------------------
                                                                         Short Term    Long Term       Short Term    Long Term
  Note payable to related party bearing interest at 5%,
       principal and interest due September 30, 2010,
       secured by a security interest in the assets and
       intellectual property of the Company
       Note and accrued interest coverted to Series C Preferred Stock   $        --   $        --    $   136,123    $   408,367

  Note payable to investors bearing flat interest at 60%
       Note and accrued interest coverted to Series C Preferred Stock            --            --         50,000             --

  Note payable to investors bearing interest at 18%
       Note and accrued interest coverted to Series C Preferred Stock            --            --         75,000             --

  Note payable to investors bearing interest at 18%
       Note and accrued interest coverted to Series C Preferred Stock            --            --        150,000             --

  Note payable to investors bearing interest at 18%
       Note and accrued interest coverted to Series C Preferred Stock            --            --        125,000             --

  Note payable to investors bearing interest at 18%
       Note and accrued interest coverted to Series C Preferred Stock            --            --         50,000             --

  Note payable to investors bearing interest at 18%
       Note and accrued interest coverted to Series C Preferred Stock            --            --         50,000             --

  Note payable to investors bearing interest at 7.5%
       Note is in default as of February 13, 2006, unsecured                200,000            --        220,000             --

  Note payable to investors bearing interest at 7.5%
       Note and accrued interest coverted to Series C Preferred Stock            --            --        150,000             --

  Note payable to investors bearing interest at 7.5%
       Note and accrued interest coverted to Series C Preferred Stock            --            --        150,000             --

  Note payable to Phoebe Holdings, Inc. at 7.5%,
       Note is in default as of May 1, 2005, unsecured                       63,500            --         63,500             --

Convertible bridge note payable bearing interest at 12%
       Note and accrued interest coverted to Series C Preferred Stock            --            --         50,000             --

Convertible bridge note payable bearing interest at 12%
       Note and accrued interest coverted to Series C Preferred Stock            --            --         25,000             --

Convertible bridge note payable bearing interest at 12%
       Note and accrued interest coverted to Series C Preferred Stock            --            --         25,000             --

Convertible bridge note payable bearing interest at 12%
       Note and accrued interest coverted to Series C Preferred Stock            --            --         40,000             --

Convertible bridge note payable bearing interest at 12%
       Note and accrued interest coverted to Series C Preferred Stock            --            --         10,000             --

Convertible bridge note payable bearing interest at 6%
       Principal and interest due December 4, 2008, unsecured                    --        45,000             --             --

Convertible bridge note payable bearing interest at 6%
       Principal and interest due December 4, 2008, unsecured                    --        15,000             --             --

Convertible bridge note payable bearing interest at 6%
       Principal and interest due December 6, 2008, unsecured                    --        15,000             --             --

Convertible bridge note payable bearing interest at 6%
       Principal and interest due December 18, 2008, unsecured                   --        50,000             --             --

Convertible bridge note payable bearing interest at 6%
       Principal and interest due December 18, 2008, unsecured                   --        12,500             --             --

Convertible bridge note payable bearing interest at 6%
       Principal and interest due December 27, 2008, unsecured                   --        50,000             --             --
                                                                        -----------   -----------    ------------    -----------
                                                                            263,500       187,500      1,369,623        408,367

       Less: unamortized debt discount                                           --      (183,458)       (14,164)            --
                                                                        -----------   -----------    -----------    -----------
       Total notes payable                                              $   263,500   $     4,042    $ 1,355,459    $   408,367
                                                                        ===========   ===========    ===========    ===========

                          SecureCARE Technologies, Inc.

                          NOTES TO FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2006 and 2005

NOTE D - NOTES PAYABLE (Continued)

On June 16, 2006, the Company's Board of Directors ratified a letter agreement (the "Letter Agreement"), dated June 7, 2006, with a related party, Gryphon Opportunities Fund I, LLC ("GOF"), relating to future financing and a recapitalization of the Company. Pursuant to the Letter Agreement, GOF agreed to convert its notes payable and accrued interest (as of September 15, 2006) to common stock of the Company and to release its lien on the Company's assets. Both of these actions were conditioned upon the Company receiving an aggregate of $570,000 in equity financing. The raising of the equity financing was effectively completed on September 15, 2006 (the "Commitment Date") in the amount of $570,518. As of October 2, 2006, the Company had raised a total of $576,518 in the equity financing.

As of the Commitment Date, September 15, 2006, the Company had only approximately 30 million shares of common stock authorized remaining to be issued. To complete the conversion of the GOF notes payable and accrued interest of $544,490 and $56,477, respectively, offered at a conversion price of $0.01 per common share equivalent, the Company needed approximately 53 million authorized common shares (the GOF conversion offer was triggered upon achievement of the minimum required equity financing on September 15, 2006). As a result, the Company authorized issuance of a new Mandatorially Convertible Series C Preferred Stock series to GOF (264,494 shares of Series C Stock). The Series C Stock has no conversion rights unless and until the Company has sufficient authorized shares of common stock available to permit the conversion of all of the shares of Series C Stock at a rate of 200 common shares for each share of Series C Stock. In addition, the Series C Stock has no liquidation preference, dividend rights or any other rights that are not included in the rights of the current common stock holders. The Company filed its Certificate of Designation for the Series C Stock with the State of Nevada on November 13, 2006 (the "acceptance date"); therefore, as of the acceptance date , the Series C Stock shares were authorized, designated and issuable to effect the conversion of the GOF notes payable and accrued interest. Effective November 13, 2006 the Company issued 264,494 shares to GOF to affect the conversion of GOF's notes payable and accrued interest of $544,490 and $56,477, respectively.

On October 19, 2006 the Company made a conversion offer to the remaining note holders to convert the balance of $1,283,500 in notes payable and the related accrued interest of $262,197 (as of September 15, 2006) to Series C Stock. As of December 31, 2006, the Company received signed consents from note holders accepting the conversion offer representing $1,020,000 in notes payable and $208,328 in accrued interest (as of September 15, 2006). To affect these additional conversions the Company has issued an additional 540,604 shares of Series C Stock representing 108,120,803 common share equivalents.

In December 2006, in conjunction with $187,500 in 6% convertible bridge notes payable issued, the Company issued 15,000,000 warrants to purchase one share of common stock at $0.0250 per share. These warrants were valued at a range of $0.099 to $0.149 per warrant resulting in a total fair value of $1,733,861. The Company allocated the proceeds received between the notes payable and the detachable warrants based on the relative fair values at the date of issuance. Based on the relative fair value calculations, the Company allocated $168,656 of the $187,500 in proceeds to the detachable warrants and the remaining $18,844 to the notes payable. The notes also contained a conversion feature allowing the note holders to convert the notes into common shares at a conversion price of $.0125 per share. The Company accounted for the beneficial conversion feature based on the guidance provided in EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios". The Company calculated the value of the beneficial conversion feature to be $1,721,156; however, EITF 98-5 implies that the value of the beneficial conversion feature may not exceed the proceeds allocated to the notes payable under the relative fair value calculations. As a result, the value of the beneficial conversion feature is limited to $18,844, which is the amount of the proceeds allocated to notes payable. The debt discount amount of $187,500 ($168,656 related to the fair value of the warrants and $18,884 related to the beneficial conversion feature) is being amortized as a component of interest expense over the life of the notes (twenty-four months).

                          SecureCARE Technologies, Inc.

                          NOTES TO FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2006 and 2005

NOTE D - NOTES PAYABLE (Continued)

As of March 2, 2006, the Company was in default on the principle amount of $520,000 in a series of 7.5% Senior Subordinated Notes Payable, issued to a group of seven investors in February and March of 2004. As of December 31, 2006, five of these note holders had consented to the Company's offer, on October 19, 2006, to convert the notes and related accrued interest (as of September 15, 2006) to Series C Stock. These five note holders converted a total of $320,000 in notes payable and $68,393 in accrued interest to Series C Stock. At December 31, 2006, the remaining two note holders represented $200,000 in outstanding notes payable. In addition, accrued interest on these two notes as of December 31, 2006 is approximately $51,000. The notes may be extended at the option of the Company for an additional six months. If the notes are extended, the Company must issue one share of Common Stock for each $4.00 in principal and accrued interest on the Notes that are extended, or a total of approximately 63,000 shares of common stock. As of the date of this filing, the Company has not elected the option of extending the notes for an additional six months.

In October 2005, in conjunction with $150,000 in 12% convertible bridge notes payable issued pursuant to agreement with Argilus Capital Partners, the Company issued 30,000 warrants to purchase one share of common stock at a price equal to the lesser of 75% of the per share purchase price on the closing date or $0.75 per share. These warrants were valued at a range of $0.313 to $0.424 per warrant resulting in a total fair value of $10,323. This amount was recorded as a debt discount and was amortized as a component of interest expense over the life of the notes (thirteen months).

In September 2005, in conjunction with $50,000 in 12% convertible bridge notes payable issued pursuant to agreement with Argilus Capital Partners, the Company issued 10,000 warrants to purchase one share of common stock at a price equal to the lesser of 75% of the per share purchase price on the closing date or $0.75 per share. These warrants were valued at $0.487 per warrant resulting in a total fair value of $4,866. This amount was recorded as a debt discount and was amortized as a component of interest expense over the life of the notes (thirteen months).

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

Future maturities of notes payable at December 31, 2006 are as follows:


                   2007                    $  263,500
                   2008                       187,500
                                           ----------

                   Total                   $  451,000
                                           ==========

                          SecureCARE Technologies, Inc.

                          NOTES TO FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2006 and 2005

NOTE E - LEASE COMMITMENTS

The Company was notified on February 21, 2006, that it was in default under the lease for its principal executive office located in Austin, Texas, due to its failure to timely pay the base monthly rental. The lessor agreed to extinguish the lease and will require the Company to pay its outstanding base monthly rental amounts owed through February 28, 2006, totaling $47,433, including applicable late fees. The Company was directed to vacate the premises no later than February 28, 2006. The Company vacated the premises on February 28, 2006 and relocated its principal executive office to an alternative location in Austin, Texas. The new premises are leased under a month-to month agreement. This agreement requires a 10 day written notice of cancellation. As a result of the new monthly office lease agreement, the Company has no future minimum lease payments.

Rent expense totaled $37,703 and $124,430 for the years ended December 31, 2006 and 2005, respectively.

The Company was notified on January 20, 2006, that it was in default under its master electronic equipment lease primarily due to its failure to pay the base monthly rental payments after October 2005. On February 20, 2006, the Company returned approximately $300,000 of the hardware and software to the lessor, retaining approximately $14,000 of the original leased property. The notice of default on the lease did not relieve, suspend or waive the Company's continued responsibility for the monthly rental payments for the balance of the initial lease term. As of February 20, 2006, the Company had approximately $59,000 of its original lease deposit amount of $124,717 in tact. The Company restructured the remaining amount owed under the lease for an additional twenty-four months. The net amount owed included an offset credit given for the lease deposit of $59,239. The restructured balance totaled $107,102 as of February 20, 2006. The Company made its first payment on the restructured lease in July 2006. In August 2006, the Company was notified by the lessor that a partial credit of $14,849 was being issued to the Company, against the restructured balance, for the equipment returned to the lessor in February 2006. At December 31, 2006, the restructured balance due totaled $77,071 (net of the credit for returned equipment of $14,849 and payments made through the fourth quarter totaling $15,182).

Lease expense totaled $32,739 for the year ended December 31, 2006. Lease expense, under the now defaulted master electronic equipment lease, totaled $180,064 for the year ended December 31, 2005.


Future principal payments under the restructured master electronic equipment lease at December 31, 2006 are as follows:


                   2007                          $     46,729
                   2008                                30,342
                                                 ------------
                   Total                         $     77,071
                                                 ============

NOTE F - INCOME TAXES

At December 31, 2006 and 2005 deferred tax assets and liabilities are comprised of the following:

                                                     2006           2005
                                                 ------------   ------------
  Current deferred tax asset                     $        680   $      1,700
  Non-current deferred tax asset                    2,634,900      2,226,836
  Less: valuation allowance                        (2,644,580)    (2,228,536)
                                                 ------------   ------------
  Net deferred tax asset                         $         --   $         --
                                                 ============   ============

Non-current deferred tax assets principally result from net operating losses. The December 31, 2006 current deferred tax asset results from the allowance for doubtful receivables which is not currently deducted for federal income tax reporting purposes. The December 31, 2006 and 2005 deferred tax assets have a 100% valuation allowance due to the uncertainty of generating future taxable income.

                          SecureCARE Technologies, Inc.

                          NOTES TO FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2006 and 2005

NOTE F - INCOME TAXES (Continued)

Differences between the statutory federal income tax rate and the effective rate for the years ended December 31, 2006 and 2005 are as follows:

                                                         2006         2005
                                                      ----------   ----------
    Income tax provision at statutory rate                  34.0%        34.0%
    Permanent differences (primarily non-cash
       expense for conversion of debt in 2006)             (32.0)        (1.2)
    Change in valuation allowance                           (2.0)       (32.8)
                                                      ----------   ----------
                                                             0.0%         0.0%
                                                      ==========   ==========

The Company has a net operating loss carryover of approximately $7,780,000 at December 31, 2006. All net operating losses of the Company generated prior to 2003 were eliminated through the bankruptcy process. Accordingly, the net operating loss at December 31, 2006 consists of losses that were generated subsequent to the bankruptcy filing. The net operating loss carryover will begin to expire in 2024.

NOTE G - SHAREHOLDERS' DEFICIT

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

                          SecureCARE Technologies, Inc.

                          NOTES TO FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2006 and 2005

NOTE G - SHAREHOLDERS' DEFICIT (Continued)

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

On January 1, 2006, the Company reclassified to notes payable $50,000 in total principal amount for an investment made in October of 2005, originally recorded as a capital contribution from a major shareholder in accordance with the Company's special terms agreement with Gryphon Opportunities Fund I, LLC. The Company recognized that the special terms agreement with Gryphon was limited to a total of $100,000, versus $150,000 as previously reported. Accordingly, the investment of $50,000 in October of 2005 was reclassified as a 13-month, 12% convertible promissory note attached to 3 year warrants to purchase common shares equal to 20% of the investment (a total of 10,000 warrants), with a an exercise price of the lesser of 75% of the per share purchase price on the closing date or $0.75 per share. The 10,000 warrants had a purchase price of $0.34 per share. In order to account for this reclassification, the Company reduced additional paid-in capital and increased notes payable $50,000.

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

On June 16, 2006, the Company's Board of Directors ratified a letter agreement (the "Letter Agreement"), dated June 7, 2006, with a related party, Gryphon Opportunities Fund I, LLC ("GOF"), relating to future financing and a recapitalization of the Company. Pursuant to the Letter Agreement, GOF agreed to convert its notes payable and accrued interest (as of September 15, 2006) to common stock of the Company and to release its lien on the Company's assets. Both of these actions were conditioned upon the Company receiving an aggregate of $570,000 in equity financing. The raising of the equity financing was effectively completed on September 15, 2006 (the "Commitment Date") in the amount of $570,518. As of October 2, 2006, the Company had raised a total of $576,518 in the equity financing.

As of the Commitment Date, the Company had only approximately 30 million shares of common stock authorized remaining to be issued. To complete the equity financing of $576,518 (offered at a price of $0.01 per common shave equivalent) and the conversion of the GOF notes payable and accrued interest of $544,490 and $56,477, respectively, also offered at a conversion price of $0.01 per common share equivalent, (the GOF conversion offer was triggered upon achievement of the minimum required equity financing on September 15, 2006), the Company needed approximately 104 million authorized common shares. As a result, the Company authorized issuance of a new series of Mandatorially Convertible Series C Preferred Stock (the "Series C Stock") to the new equity investors (251,093 shares of Series C Stock) and to GOF (264,494 shares of Series C Stock). The Series C Stock has no conversion rights unless and until the Company has sufficient authorized shares of common stock available to permit the conversion of all of the shares of Series C Stock at a rate of 200 common shares for each share of Series C Stock. In addition, the Series C Stock has no liquidation preference, dividend rights or any other rights that are not included in the rights of the current common stock holders. The Company filed its Certificate of Designation for the Series C Stock with the State of Nevada on November 13, 2006 (the "acceptance date"); therefore, as of the acceptance date, the Series C Stock shares were authorized, designated and issuable to the new equity investors and to effect the conversion of the GOF notes payable and accrued interest. At September 30, 2006, because the Series C Stock had not been authorized or designated, the equity financing of $570,518 was classified as preferred stock pending issuance on the balance sheet.

                          SecureCARE Technologies, Inc.

                          NOTES TO FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2006 and 2005


NOTE G - SHAREHOLDERS' DEFICIT (Continued)

In conjunction with the acceptance date, effective November 13, 2006 the Company issued 253,733 shares of Series C Stock to the new equity investors representing $576,518 in equity financing completed as of October 2, 2006 and 264,494 shares to GOF to affect the conversion of GOF's notes payable and accrued interest of $544,490 and $56,477, respectively. It was determined that on the commitment date a beneficial conversion, totaling $576,518 existed to the investors in this equity financing. The Company will recognize this deemed dividend ratably over the period from the date the Series C Stock shares were issued (November 13, 2006) and the date of the earliest permitted conversion, which, as of the date of this report, the Company is estimating to be April 15, 2007. Therefore, in the fourth quarter of 2006 the Company recognized $183,438 as a deemed dividend upon issuance of the convertible preferred stock.

On October 19, 2006 the Company made a conversion offer to the remaining note holders to convert the balance of $1,283,500 in notes payable and the related accrued interest of $262,197 (as of September 15, 2006) to Series C Stock. As of December 31, 2006, the Company received signed consents from note holders accepting the conversion offer representing $1,020,000 in notes payable and $208,328 in accrued interest (as of September 15, 2006). To affect these additional conversions the Company has issued an additional 540,604 shares of Series C Stock.

In summary, as of December 31, 2006, the Company has issued a total of 1,058,835 shares of Series C Stock representing 211,766,248 common share equivalents as follows:

                                                             Series C        Common Share
Description                                              Stock Shares         Equivalents
-----------                                         -----------------   -----------------
$576,518 Equity Financing                                     253,736          50,746,681
GOF Note/Interest Conversion                                  264,494          52,898,765
All other Note/Interest Conversions                           540,605         108,120,802
                                                    -----------------   -----------------
         Total at 12/31/06                                  1,058,835         211,766,248
                                                    =================   =================

On February 28, 2007, the Board of Directors of the Company commenced written solicitation of the holders of its Common Stock and its Series C Stock, as of February 23, 2007 (the "Record Date") to grant the Company's Board of Directors discretionary authority to effect a reverse stock split of two hundred for one in order for the Company to have sufficient shares to meet its existing obligations. This proposed reverse stock split does not change the number of shares of common stock that the Company is authorized to issue. With shareholder approval of the reverse stock split, the 1,058,835 shares of Series C Stock will automatically convert to 1,058,835 shares of common stock. The Company has agreed to accept votes on its proposal until March 30, 2007, unless the Company agrees to extend the date.

In December 2006, in conjunction with $187,500 in 6% convertible bridge notes payable issued, the Company issued 15,000,000 warrants to purchase one share of common stock at $0.0250 per share. These warrants were valued at a range of $0.099 to $0.149 per warrant resulting in a total fair value of $1,733,861. The Company allocated the proceeds received between the notes payable and the detachable warrants based on the relative fair values at the date of issuance. Based on the relative fair value calculations, the Company allocated $168,656 of the $187,500 in proceeds to the detachable warrants and the remaining $18,844 to the notes payable. The notes also contained a conversion feature allowing the note holders to convert the notes into common shares at a conversion price of $.0125 per share. The Company accounted for the beneficial conversion feature based on the guidance provided in EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios". The Company calculated the value of the beneficial conversion feature to be $1,721,156; however, EITF 98-5 implies that the value of the beneficial conversion feature may not exceed the proceeds allocated to the notes payable under the relative fair value calculations. As a result, the value of the beneficial conversion feature is limited to $18,844, which is the amount of the proceeds allocated to notes payable. The debt discount amount of $187,500 ($168,656 related to the fair value of the warrants and $18,844 related to the beneficial conversion feature) is being amortized as a component of interest expense over the life of the notes (twenty-four months).

                          SecureCARE Technologies, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2006 and 2005

NOTE H - STOCK OPTIONS AND WARRANTS

The Board of Directors of the Company approved the SecureCARE Technologies, Inc. 2004 Stock Option Plan on December 3, 2004. The Company has reserved 2,000,000 shares of common stock for issuance under this Plan. The exercise price of each option granted may not be less than the fair market value of common stock at the date of grant, without prior approval of the Board of Directors. Options are exercisable according to the terms set out in the option agreement, not to exceed ten years. As of December 31, 2006, the Company had 250,000 options outstanding. All options granted by the Company are restricted stock awards under rules promulgated by the Securities and Exchange Commission.

A summary of changes in the Company's options and purchase warrants follows:

                                                         Total
                                            --------------------------------
                                                                  Range of
                                                               Weighted Average
                                            Options and           Exercise
                                              Warrants             Prices
                                            ------------        ------------
    Outstanding at 12/31/04                    4,081,863        $1.00 -$1.13
        Granted                                  626,818         1.03 - 1.17
        Exercised                                     --
        Cancelled                               (429,427)        0.99 - 0.99
                                            ------------        ------------
    Outstanding at 12/31/05                    4,279,254         1.01 - 1.13
        Granted                               15,010,000         .025 - .025
        Exercised                                     --
        Cancelled                             (1,092,072)        1.01 - 1.01
                                            ------------        ------------
    Outstanding at 12/31/06                   18,197,182          .21 - 1.00
                                            ============        ============

The following table summarizes information about compensatory stock options outstanding at December 31, 2006:

        Stock Options Outstanding                                                        Stock Options Exercisable
        =========================================================================     ===============================
                                               Weighted Avg.
        Range of           Number              Remaining           Weighted Avg       Number           Weighted Avg
        Exercise Prices    Outstanding         Contractual Life    Exercise Price     Exercisable      Exercise Price
        $1.00 - 1.00           250,000               -- years            $1.00            250,000           $1.00

The following table summarizes information about other non-compensatory stock options outstanding at December 31, 2006:

                      Warrants Outstanding                                                  Warrants Exercisable
        =========================================================================     ===============================
                                               Weighted Avg.
        Range of           Number              Remaining           Weighted Avg       Number           Weighted Avg
        Exercise Prices    Outstanding         Contractual Life    Exercise Price     Exercisable      Exercise Price
        $0.025 - $1.00      17,429,000             4.61 years            $0.16         17,429,000           $0.16
        $1.01  - $2.00         318,182             3.17 years            $1.25            318,181           $1.25
        $2.01  - $3.00         150,000             1.24 years            $2.34            150,000           $2.34
        $3.01  - $3.50          50,000             2.24 years            $3.50             50,000           $3.50

During the year ended December 31, 2005, the Company applied APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), in accounting for its compensatory options. The options granted in 2005 had exercise prices which approximated or exceeded the fair value of the underlying common stock at grant date and, accordingly, no compensation cost has been recognized for its compensatory stock options in 2005.

                          SecureCARE Technologies, Inc.

                          NOTES TO FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2006 and 2005

NOTE H - STOCK OPTIONS AND WARRANTS (Continued)

The weighted average grant date fair value of options granted during 2005 was $0.62. The following weighted-average assumptions for stock options granted during fiscal year 2005 were used:


                                                           2005
                                                         --------
         Expected dividend yield                                0%
         Stock price volatility                               100%
         Risk-free interest rate                              5.0%
         Expected option term                             4 years


NOTE I - RELATED PARTY TRANSACTIONS

On June 16, 2006, the Company's Board of Directors ratified a letter agreement (the "Letter Agreement"), dated June 7, 2006, with a related party, Gryphon Opportunities Fund I, LLC ("GOF"), relating to future financing and a recapitalization of the Company. Pursuant to the Letter Agreement, GOF agreed to convert its notes payable and accrued interest (as of September 15, 2006) to common stock of the Company and to release its lien on the Company's assets. Both of these actions were conditioned upon the Company receiving an aggregate of $570,000 in equity financing. The raising of the equity financing was effectively completed on September 15, 2006 (the "Commitment Date") in the amount of $570,518. As of October 2, 2006, the Company had raised a total of $576,518 in the equity financing.

In conjunction with the acceptance date, effective November 13, 2006 the Company issued 253,733 shares of Series C Stock to the new equity investors representing $576,518 in equity financing completed as of October 2, 2006 and 264,494 shares to GOF to affect the conversion of GOF's notes payable and accrued interest of $544,490 and $56,477, respectively.

As of December 31, 2006 and 2005, the Company had principal amounts of $0 and $544,490, respectively, in notes payable to a related party, Gryphon Opportunities Fund I, LLC. During the twelve-month periods ended December 31, 2006 and 2005, there were no principal repayments or interest payments on these notes payable.

NOTE J - CONCENTRATIONS OF CREDIT RISK

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

At December 31, 2006 one customer accounted for 31% of accounts receivable. This customer also accounted for 23% of the Company's revenue for the twelve months ended December 31, 2006. At December 31, 2005, two customers accounted for 27% of accounts receivable.

Cash is maintained in financial institutions which, at times, may exceed Federal Deposit Insurance Corporation insured amounts. However, the Company mitigates its risk by assuring that cash is maintained in high quality credit institutions.

                          SecureCARE Technologies, Inc.

                          NOTES TO FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2006 and 2005

NOTE K - CONTINGENCIES

On April 7, 2005 a lawsuit was filed by Norman K. Best, a former officer of the Company, against SecureCARE Technologies, Inc. The lawsuit is identified as cause number GN501073 and was filed in the 353rd Judicial District Court of Travis County, Texas as "Norman K. Best versus SecureCARE Technologies, Inc." The lawsuit alleges that the Company breached the terms of its agreements with Mr. Best by failing to tender 50,000 shares of common stock of SecureCARE Technologies, Inc. which were granted to him in January 2004. The grant date fair value of the 50,000 shares was not material. The Company responded to this lawsuit on May 13, 2005, by filing a general denial, denying all the allegations raised by the Plaintiff. On July 8, 2005, the Company filed a series of responses to the plaintiff's request for admission. The Company was initially required to produce all documents related to the plaintiff's request for production by August 14, 2006. On August 25, 2006, the Company settled this lawsuit with Mr. Best. The Company agreed to tender the 50,000 shares of SecureCARE Technologies, Inc. common stock that were previously granted to him. The Company also agreed to a monetary payment of $10,000 to be paid in five monthly installments of $2,000 each. Accordingly, at December 31, 2006, the Company has recorded a liability of $2,000 for the balance of payments due on the monetary portion of this settlement.

NOTE L - ACCRUED PAYROLL TAXES

As of December 31, 2006, the Company owes $145,701 in accrued payroll taxes as follows:

Delinquent payroll taxes owed as of 12/31/05 -                      $123,228
Payroll taxes accrued on payroll accrued but not yet paid -         $ 14,871
Current payroll taxes accrued as of 12/31/06 -                      $  7,602
                                                                    --------
                           Total                                    $145,701
                                                                    ========

Estimated additional penalties and interest assessed on the delinquent payroll taxes total $77,698 (included in other current liabilities) at December 31, 2006. The Company has established a five year monthly payment plan with the IRS for the total balance of $200,926, including the delinquent payroll taxes owed as of December 31, 2005 and the related penalties and interest charges. The Company commenced monthly payments on this five year payment plan on March 1, 2007. The Company will be paying $5,000 per month on the plan.

The Company received a Notice of Federal Tax Lien by the Internal Revenue Service (IRS) dated May 24, 2006. The Tax Lien was filed with the Secretary of State in Texas. The Lien is in favor of the United States on all property and rights to property belonging to the Company for the amount of these taxes, and additional penalties, interest, and costs that may accrue. The Lien will remain in place until such time that the Company pays its obligation in full to the IRS. The Company commenced a monthly payment plan with the IRS on March 1, 2007 in which it will pay the balance of the obligation off over a period of five years.

NOTE M - LOSS ON DEBT SETTLEMENT, NET

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

The Company made its first payment on the restructured lease in July 2006. In August 2006, the Company was notified by the lessor that a partial credit of $14,849 was being issued to the Company, against the restructured balance, for the equipment returned to the lessor in February 2006. Therefore, the Company recorded a gain on debt settlement of $14,849 in the third quarter of 2006. At December 31, 2006, the restructured balance due totaled $77,071 (net of the credit for returned equipment of $14,849 and payments made through the fourth quarter totaling $15,182).

                          SecureCARE Technologies, Inc.

                          NOTES TO FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2006 and 2005

NOTE M - LOSS ON DEBT SETTLEMENT, NET (Continued)`

The Company was notified on February 21, 2006, that it was in default under the lease for its principal executive office located in Austin, Texas, due to its failure to timely pay the base monthly rental. The Company was directed to vacate the premises no later than February 28, 2006. The Company vacated the premises on February 28, 2006 and relocated its principal executive office to an alternative location in Austin, Texas in approximately 300 square feet of leased office space. The lessor has agreed to extinguish the lease and will require the Company to pay its outstanding base monthly rental amounts owed through February 28, 2006, totaling $47,433, including applicable late fees. Because the original lease was a three-year, sliding scale square-footage rate lease, and the square-footage rates increased in years two and three, as of February 28, 2006 the Company had recorded $14,200 in additional rent expense to average out the three-year total rent expense. Because the lessor agreed to extinguish the lease as of February 28, 2006 the Company reversed its additional rent expense accrual of $14,200, resulting in a reduction in the loss on debt settlement recognized in the first quarter of 2006.

In addition, in the third quarter of 2006, the Company settled outstanding payables with two of its trade vendors for less than the original amounts owed and recorded $16,294 as gain on debt settlement.

NOTE N - LOSS ON EARLY EXTINGUISHMENT OF DEBT

On June 16, 2006, the Company's Board of Directors ratified a letter agreement (the "Letter Agreement"), dated June 7, 2006, with a related party, Gryphon Opportunities Fund I, LLC ("GOF"), relating to future financing and a recapitalization of the Company. Pursuant to the Letter Agreement, GOF agreed to convert its notes payable and accrued interest (as of September 15, 2006) to common stock of the Company and to release its lien on the Company's assets. Both of these actions were conditioned upon the Company receiving an aggregate of $570,000 in equity financing. The raising of the equity financing was effectively completed on September 15, 2006 (the "Commitment Date") in the amount of $570,518. As of October 2, 2006, the Company had raised a total of $576,518 in the equity financing.

As of the Commitment Date, September 15, 2006, the Company had only approximately 30 million shares of common stock authorized remaining to be issued. To complete the conversion of the GOF notes payable and accrued interest of $544,490 and $56,477, respectively, offered at a conversion price of $0.01 per common share equivalent, the Company needed approximately 53 million authorized common shares (the GOF conversion offer was triggered upon achievement of the minimum required equity financing on September 15, 2006). As a result, the Company authorized issuance of a new Mandatorially Convertible Series C Preferred Stock series to GOF (264,494 shares of Series C Stock). The Series C Stock has no conversion rights unless and until the Company has sufficient authorized shares of common stock available to permit the conversion of all of the shares of Series C Stock at a rate of 200 common shares for each share of Series C Stock. In addition, the Series C Stock has no liquidation preference, dividend rights or any other rights that are not included in the rights of the current common stock holders. The Company filed its Certificate of Designation for the Series C Stock with the State of Nevada on November 13, 2006 (the "acceptance date"); therefore, as of the acceptance date , the Series C Stock shares were authorized, designated and issuable to effect the conversion of the GOF notes payable and accrued interest. Effective November 13, 2006 the Company issued 264,494 shares to GOF to affect the conversion of GOF's notes payable and accrued interest of $544,490 and $56,477, respectively.

On October 19, 2006 the Company made a conversion offer to the remaining note holders to convert the balance of $1,283,500 in notes payable and the related accrued interest of $262,197 (as of September 15, 2006) to Series C Stock. As of December 31, 2006, the Company received signed consents from note holders accepting the conversion offer representing $1,020,000 in notes payable and $208,328 in accrued interest (as of September 15, 2006). To affect these additional conversions the Company has issued an additional 540,604 shares of Series C Stock representing 108,120,803 common share equivalents.

                          SecureCARE Technologies, Inc.

                          NOTES TO FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2006 and 2005

NOTE N - LOSS ON EARLY EXTINGUISHMENT OF DEBT (Continued)

In summary, as of December 31, 2006, the Company has converted a total of $1,564,490 in notes payable and $264,806 in related accrued interest to Series C Stock. In this conversion, the Company issued a total of 805,099 shares of Series C Stock representing 161,019,567 common share equivalents. As a result, the liability is deemed extinguished. The difference between the net carrying amount of the extinguished debt and the reacquisition price of the extinguished debt, totaling $19,065,248 was recognized currently as a loss in the period of extinguishment. Per the terms of the note conversion agreements with GOF and the remaining note holders that signed conversion agreements, the notes and accrued interest through September 15, 2006 only were exchanged for Series C Stock. The Company filed its Certificate of Designation for the Series C Stock with the State of Nevada on November 13, 2006. The Company issued the Series C Stock on November 13, 2006. The Company continued to accrue interest expense on the notes payable until the Company had the Series C Stock to issue and to effect the conversions. However, the additional accrued interest, after September 15, 2006 was not a factor in determining the number of Series C Stock shares the note holders received upon conversion. The note holders effectively extinguished the additional accrued interest from September 16, 2006 to November 13, 2006 (the Company accrued interest until December 11, 2006 for one lone note holder that returned the consent letter on December 11, 2006) by not accepting additional consideration (in the form of Series C Stock) from the Company. Therefore the additional accrued interest on the converted notes reduces the loss on early extinguishment of debt the company originally recorded in the amount of $34,600.

NOTE O - SUBSEQUENT EVENTS

On February 28, 2007, the Board of Directors of the Company commenced written solicitation of the holders of its Common Stock and its Series C Stock, as of February 23, 2007 (the "Record Date") to grant the Company's Board of Directors discretionary authority to effect a reverse stock split of two hundred for one in order for the Company to have sufficient shares to meet its existing obligations. This proposed reverse stock split does not change the number of shares of common stock that the Company is authorized to issue. The Company has agreed to accept votes on its proposal until March 30, 2007, unless the Company agrees to extend the date.