Form 10QSB
period 2007-03-31
SECURECARE TECHNOLOGIES INC
filed 2007-05-18
CIK 18530

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended March 31, 2007


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


                                 (512) 447-3700
                (Issuer's telephone number, including area code)

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

As of May 17, 2007, there were 1,160,355 shares of Common Stock, $.001 par value of the registrant issued and outstanding.

Transitional Small Business Disclosure Format (check one) YES [ ] NO [X]

                          SECURECARE TECHNOLOGIES, INC.
                                   FORM 10-QSB
                                    CONTENTS

PART I          FINANCIAL INFORMATION

      Item 1.   Financial Statements

                Balance Sheets at March 31, 2007(unaudited) and
                December 31, 2006                                             2

                Statements of Operations (unaudited) for the three months
                ended March 31, 2007 and 2006                                 3

                Statements of Cash Flows (unaudited) for the three months
                ended March 31, 2007 and 2006                                 4

                Notes to Interim Financial Statements (unaudited)             5

      Item 2.   Management's Discussion and Analysis of Financial
                Condition  and Results of Operations                         13

      Item 3.   Controls and Procedures                                      17


PART II         OTHER INFORMATION

      Item 1.   Legal Proceedings                                            18

      Item 2.   Changes in Securities and Use of Proceeds                    18

      Item 3.   Defaults Upon Senior Securities                              18

      Item 4.   Submission of Matters to a Vote of Security Holders          18

      Item 5.   Other Information                                            18

      Item 6.   Exhibits and Reports on Form 8-K                             19

SIGNATURES                                                                   20

CERTIFICATIONS                                                               21


                          SECURECARE TECHNOLOGIES, INC.
                                 BALANCE SHEETS
                March 31, 2007 (Unaudited) and December 31, 2006



                                                                                2007            2006
                                                                            ------------    ------------
                                                                            (Unaudited)
                                     ASSETS

Current assets
    Cash and cash equivalents                                               $    118,919    $    130,150
    Accounts receivable - trade, net of allowance for doubtful
      accounts of $2,000                                                          15,258          16,076
    Prepaid expenses and deposits                                                  7,626           7,935
                                                                            ------------    ------------
         Total current assets                                                    141,803         154,161

Property and equipment, net of accumulated depreciation of
     $459,467 and $449,096, respectively                                          66,155          45,276
                                                                            ------------    ------------

         Total assets                                                       $    207,958    $    199,437
                                                                            ============    ============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

   Current Liabilities
    Current portion of notes payable                                        $    263,500    $    263,500
    Accounts payable - trade                                                     173,882         220,789
    Accrued payroll                                                              191,296         209,372
    Accrued payroll taxes                                                         39,526         145,701
    Accrued interest                                                              77,365          64,715
    Other accrued liabilities                                                    118,340         180,178
                                                                            ------------    ------------
         Total current liabilities                                               863,909       1,084,255

   Notes payable, less current portion and net of debt discount of
       $450,526 and $183,458, respectively                                        49,974           4,042

   Other non-current liabilities                                                  20,026          34,335
   Non-current accrued payroll taxes and penalties and interest                  170,384              --


Shareholders' deficit
    Preferred stock - $0.001 par value; 15,000,000 shares authorized:
       Series A preferred stock - 1,955,000 shares issued and
       outstanding
       (liquidation preference of $1.00 per share)                                 1,955           1,955
       Series B preferred stock - 1,427,273 shares issued and outstanding
       (liquidation preference of $1.10 per share)                                 1,427           1,427
       Series C preferred stock - 1,058,835 shares issued and outstanding
       (no liquidation preference)                                                 1,059           1,059
    Common stock - $0.001 par value; 50,000,000 shares authorized,
      101,520 shares issued and outstanding                                          102             102
    Additional paid-in capital                                                34,803,006      34,490,006
    Accumulated deficit                                                      (35,703,884)    (35,417,744)
                                                                            ------------    ------------
         Total shareholders' deficit                                            (896,335)       (923,195)
                                                                            ------------    ------------

         Total liabilities and shareholders' deficit                        $    207,958    $    199,437
                                                                            ============    ============

The accompanying notes are an integral part of these financial statements.


                          SECURECARE TECHNOLOGIES, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)
               For the Three Months Ended March 31, 2007 and 2006

                                                               2007            2006
                                                           ------------    ------------
Revenues                                                   $     34,841    $     90,968

Operating expenses
   Cost of revenues                                              19,706          78,306
   Selling, general and administrative                          241,773         370,479
   Loss on lease settlement                                          --         152,141
                                                           ------------    ------------

   Operating loss                                              (226,638)       (509,958)

Other income (expense)
   Other income                                                   1,621              --
   Interest expense (including $0 and $6,644 to a
     related party, respectively)                               (61,123)        (66,349)
                                                           ------------    ------------

   Net loss                                                $   (286,140)   $   (576,307)
                                                           ============    ============
   Amortization of deemed dividend upon issuance
     of convertible preferred stock                            (336,926)             --
                                                           ------------    ------------

Net loss attributable to common shareholders               $   (623,066)   $   (576,307)
                                                           ============    ============

Net loss per common share - basic and diluted              $      (6.14)   $      (5.70)
                                                           ============    ============

Weighted average number of common shares outstanding -
   basic and diluted                                            101,520         101,120
                                                           ============    ============

The accompanying notes are an integral part of these financial statements.


                          SECURECARE TECHNOLOGIES, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
               For the Three Months Ended March 31, 2007 and 2006

                                                               2007            2006
                                                           ------------    ------------
Cash flows from operating activities
    Net loss                                               $   (286,140)   $   (576,307)
    Adjustments to reconcile net loss to net
       cash used in operating activities:
        Depreciation and amortization                            10,371          21,374
        Bad debt expense                                          2,524           5,000
        Common stock issued for services                             --          75,000
        Stock compensation expense                                   --          65,625
        Loss on lease settlement                                     --         152,141
        Amortization of deferred financing fees                      --           5,514
        Amortization of debt discount                            45,932           8,319
    Increases and decreases in working capital accounts:
        Accounts receivable - trade                              (1,706)          6,178
        Prepaid expenses                                            309          14,905
        Other current assets                                         --          32,740
        Deferred revenue                                             --          (6,976)
        Accounts payable - trade                                (46,907)         39,942
        Accrued liabilities                                     (17,364)        159,623
                                                           ------------    ------------
    Cash flows (used in) provided by operating activities      (292,981)          3,078

Cash flows from investing activities
    Capitalized software development costs                      (31,250)             --
                                                           ------------    ------------
    Cash flows used in investing activities                     (31,250)             --

Cash flows from financing activities
    Proceeds from notes payable                                 313,000              --
                                                           ------------    ------------
    Cash flows provided by financing activities                 313,000              --

Net increase (decrease) in cash and cash equivalents            (11,231)          3,078

Cash and cash equivalents, beginning of period                  130,150           3,400
                                                           ------------    ------------

Cash and cash equivalents, end of period                   $    118,919    $      6,478
                                                           ============    ============
Supplemental disclosures for cash flow information:

    Fair value of warrants issued and beneficial
     conversion feature in connection with issuance
     of notes payable                                      $    313,000    $         --
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

SecureCARE's management believes that the Company is a leading provider of Internet-based document exchange and e-signature solutions for the healthcare industry. The Company's proprietary technology uses the Internet to enable electronic document exchange for documents to be sent, retrieved, signed and remotely viewed anywhere in the world, between providers of healthcare, while protecting patient privacy as required by law. Built with state-of-the art development tools from the Microsoft dotNET development solutions, the SecureCARE.net portal is tailored to the needs of physicians, clinics and home healthcare, hospice and durable medical equipment providers. This end-to-end solution offers a money-saving approach to accessing information and managing time-consuming forms and authorizations. SecureCARE's easy to use technology eliminates paper, while enhancing the physicians ability to capture fees for otherwise unbilled time and services, uniquely and directly impacting the physicians revenue. SecureCARE.net is a highly secure, HIPAA-ready (Health Insurance Portability and Accountability Act) tracking and reporting tool that streamlines operations while providing physicians with additional revenue opportunities. In the fourth quarter of 2006 the Company began development of an additional product offering, its hosted electronic fax solution, "SecureFAX". The beta test site of the application was up and running as of February 2007. The Company is continuing to develop features associated with SecureFAX and is planning to bring this new product offering to market in the second quarter of 2007. The Company markets its services to customers throughout the United States, currently operating from its Austin, Texas based corporate headquarters.

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

BASIS OF PRESENTATION

The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the financial information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Results of operations for the three-month period ended March 31, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006.

GOING CONCERN

The financial statements for the three months ended March 31, 2007 were prepared on the assumption that the Company will continue as a going concern. The Company sustained a net loss of $286,140 for the three months ended March 31, 2007. The Company has accumulated losses through March 31, 2007 of $35,703,884 (including a non-recurring loss on early extinguishment of debt totaling $19,030,648 incurred in the fourth quarter of 2006). Cash used in operating activities for the three-month period ended March 31, 2007 totaled $292,981. Total liabilities at March 31, 2007 of $1,104,293 significantly exceeds total assets of $207,958. As of the date of this report, the Company is unable to meet all of its short-term obligations because of shortages of cash. The Company's continued existence depends upon the success of management's efforts to raise additional capital necessary to meet the Company's obligations as they come due, and to obtain sufficient capital to execute its business plan. The Company intends to obtain capital primarily through issuances of debt or equity. There can be no degree of assurance that the Company will be successful in completing additional financing transactions. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its intended business objectives. The accompanying unaudited financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or classification of liabilities which may result from the inability of the Company to continue as a going concern.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of the stock-based payment awards that is ultimately expected to vest. As stock-based compensation expense recognized in the statement of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

The Board of Directors of the Company approved the SecureCARE Technologies, Inc. 2004 Stock Option Plan on December 3, 2004. The Company has reserved 10,000 shares of common stock for issuance under this Plan. The exercise price of each option granted may not be less than the fair market value of common stock at the date of grant, without prior approval of the Board of Directors. Options are exercisable according to the terms set out in the option agreement, not to exceed ten years. At March 31, 2007 the Company had 1,250 options outstanding, of which 1,250 were exercisable. All options granted by the Company are restricted stock awards under rules promulgated by the Securities and Exchange Commission.

The Company calculates the fair value of each option award on the date of grant using the Black-Scholes option-pricing model. There were no new options granted during the three months ended March 31, 2007.

The following table summarizes the activity under the Plan for the three months ended March 31, 2007:

                                                                     2004 Stock Incentive Plan
                                                 ----------------------------------------------------------
                                                                Three Months Ended March 31, 2007
                                                 ----------------------------------------------------------
                                                                                   Weighted
                                                                   Weighted         Average       Aggregate
                                                                   Average         Remaining      Intrinsic
                                                    Shares      Exercise Price  Contractual Term    Value
                                                 ----------------------------------------------------------
Outstanding at January 1, 2007                          1,250   $     200.00       -- years
Granted                                                    --
Exercised                                                  --
Cancelled                                                  --
                                                 ------------
Outstanding at March 31, 2007                           1,250   $     200.00       -- years   $         --
                                                 ============
Vested and expected to vest at March 31, 2007           1,250   $     200.00       -- years   $         --
Options exercisable at March 31, 2007                   1,250   $     200.00       -- years   $         --

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company's common stock, $0.03 ($6.00 adjusted for the 200 for 1 reverse stock split), at March 31, 2007. No options were "in-the-money" at March 31, 2007. No options were exercised during the three months ended March 31, 2007.

As of March 31, 2007 there was $0 of total unrecognized compensation cost related to unvested options.

COMMITMENTS AND CONTINGENCIES

On April 7, 2005 a lawsuit was filed by Norman K. Best, a former officer of the Company, against SecureCARE Technologies, Inc. The lawsuit is identified as cause number GN501073 and was filed in the 353rd Judicial District Court of Travis County, Texas as "Norman K. Best versus SecureCARE Technologies, Inc." The lawsuit alleges that the Company breached the terms of its agreements with Mr. Best by failing to tender 50,000 shares of common stock of SecureCARE Technologies, Inc. which were granted to him in January 2004. The grant date fair value of the 50,000 shares was not material. The Company responded to this lawsuit on May 13, 2005, by filing a general denial, denying all the allegations raised by the Plaintiff. On July 8, 2005, the Company filed a series of responses to the plaintiff's request for admission. The Company was initially required to produce all documents related to the plaintiff's request for production by August 14, 2006. On August 25, 2006, the Company settled this lawsuit with Mr. Best. The Company agreed to tender the 50,000 shares of SecureCARE Technologies, Inc. common stock that were previously granted to him. The Company also agreed to a monetary payment of $10,000 to be paid in five monthly installments of $2,000 each. In January 2007, the Company paid the last of the remaining $2,000 payments.

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

INCOME TAXES

In January 2007, the Company adopted the Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes -- An Interpretation of FASB Statement No. 109" (FIN 48). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements. FIN 48 requires companies to determine whether it is "more likely than not" that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. The Company did not recognize any adjustments to our financial statements as a result of the implementation of FIN 48.

LOSS PER COMMON SHARE

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the periods ended March 31, 2007 and December 31, 2006. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding for the three and twelve month periods ended March 31, 2007 and December 31, 2006. Common stock equivalents for the periods ended March 31, 2007 and December 31, 2006 have been excluded from the computation since such inclusion would have an anti-dilutive effect.

NOTE 3. NOTES PAYABLE

Notes payable at March 31, 2007 and December 31, 2006 consist of the following:

 Note 3 - Notes Payable

Notes payable at March 31, 2007 and December 31, 2006 consist of the following:

                                                                            2007                          2006
                                                                ---------------------------   ---------------------------
                                                                 Short Term     Long Term      Short Term      Long Term
                                                                ------------   ------------   ------------   ------------
Note payable to investors bearing interest at 7.5%
     Note is in default as of February 13, 2006, unsecured      $    200,000             --   $    200,000             --

Note payable to Phoebe Holdings, Inc. at 7.5%,
     Note is in default as of May 1, 2005, unsecured                  63,500             --         63,500             --

Convertible bridge note payable bearing interest at 6%
     Principal and interest due December 4, 2008, unsecured               --         45,000             --         45,000

Convertible bridge note payable bearing interest at 6%
     Principal and interest due December 4, 2008, unsecured               --         15,000             --         15,000

Convertible bridge note payable bearing interest at 6%
     Principal and interest due December 6, 2008, unsecured               --         15,000             --         15,000

Convertible bridge note payable bearing interest at 6%
     Principal and interest due December 18, 2008, unsecured              --         50,000             --         50,000

Convertible bridge note payable bearing interest at 6%
     Principal and interest due December 18, 2008, unsecured              --         12,500             --         12,500

Convertible bridge note payable bearing interest at 6%
     Principal and interest due December 27, 2008, unsecured              --         50,000             --         50,000

Convertible bridge note payable bearing interest at 6%
     Principal and interest due January 18, 2009, unsecured               --         50,000             --             --

Convertible bridge note payable bearing interest at 6%
     Principal and interest due January 18, 2009, unsecured               --         12,500             --             --

Convertible bridge note payable bearing interest at 6%
     Principal and interest due February 7, 2009, unsecured               --         83,500             --             --

Convertible bridge note payable bearing interest at 6%
     Principal and interest due February 12, 2009, unsecured              --         83,500             --             --

Convertible bridge note payable bearing interest at 6%
     Principal and interest due February 15, 2009, unsecured              --         83,500             --             --
                                                                ------------   ------------   ------------   ------------

                                                                     263,500        500,500        263,500        187,500

     Less: unamortized debt discount                                      --       (450,526)            --       (183,458)
                                                                ------------   ------------   ------------   ------------
     Total notes payable                                        $    263,500   $     49,974   $    263,500   $      4,042
                                                                ============   ============   ============   ============

During the three months ended March 31, 2007 in conjunction with the issuance of $313,000 in 6% convertible bridge notes payable, the Company issued 125,200 warrants to purchase one share of common stock at $5.00 per share. These warrants were valued at a range of $7.80 to $10.00 per warrant resulting in a total fair value of $1,189,670. The Company allocated the proceeds received between the notes payable and the detachable warrants based on the relative fair values at the date of issuance. Based on the relative fair value calculations, the Company allocated $247,484 of the $313,000 in proceeds to the detachable warrants and the remaining $65,516 to the notes payable. The notes also contained a conversion feature allowing the note holders to convert the notes into common shares at a conversion price of $2.50 per share. The Company accounted for the beneficial conversion feature based on the guidance provided in EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios". The Company calculated the value of the beneficial conversion feature to be $1,136,484; however, EITF 98-5 implies that the value of the beneficial conversion feature may not exceed the proceeds allocated to the notes payable under the relative fair value calculations. As a result, the value of the beneficial conversion feature is limited to $65,516, which is the amount of the proceeds allocated to notes payable. The debt discount amount of $313,000 ($247,484 related to the fair value of the warrants and $65,516 related to the beneficial conversion feature) is being amortized as a component of interest expense over the life of the notes (twenty-four months).

In December 2006, in conjunction with $187,500 in 6% convertible bridge notes payable issued, the Company issued 75,000 warrants to purchase one share of common stock at $5.00 per share. These warrants were valued at a range of $19.80 to $29.80 per warrant resulting in a total fair value of $1,733,861. The Company allocated the proceeds received between the notes payable and the detachable warrants based on the relative fair values at the date of issuance. Based on the relative fair value calculations, the Company allocated $168,656 of the $187,500 in proceeds to the detachable warrants and the remaining $18,844 to the notes payable. The notes also contained a conversion feature allowing the note holders to convert the notes into common shares at a conversion price of $2.50 per share. The Company accounted for the beneficial conversion feature based on the guidance provided in EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios". The Company calculated the value of the beneficial conversion feature to be $1,721,156; however, EITF 98-5 implies that the value of the beneficial conversion feature may not exceed the proceeds allocated to the notes payable under the relative fair value calculations. As a result, the value of the beneficial conversion feature is limited to $18,844, which is the amount of the proceeds allocated to notes payable. The debt discount amount of $187,500 ($168,656 related to the fair value of the warrants and $18,844 related to the beneficial conversion feature) is being amortized as a component of interest expense over the life of the notes (twenty-four months).

As of March 31, 2007, the Company is in default on the principal amount of $200,000 in a series of 7.5% Senior Subordinated Notes Payable, issued to two investors in February of 2004. The notes may be extended at the option of the Company for an additional six months. If the notes are extended, the Company must issue one share of Common Stock for each $800.00 in principal and accrued interest on the Notes that are extended, or a total of approximately 314 shares of common stock. As of the date of this filing, the Company has not elected the option of extending the notes for an additional six months. In addition, as of March 31, 2007, the Company is in default on the principal amount of $63,500 in an unsecured note payable.

Future maturities of notes payable at March 31, 2007 are as follows:

                 2007                    $  263,500
                 2008                       500,500
                                         ----------

                 Total                   $  764,000
                                         ==========

NOTE 4. SHAREHOLDERS' DEFICIT

During the three months ended March 31, 2007, in conjunction with the issuance of $313,000 in 6% convertible bridge notes payable, the Company issued 125,200 warrants to purchase one share of common stock at $5.00 per share. These warrants were valued at a range of $7.80 to $10.00 per warrant resulting in a total fair value of $1,189,670. The Company allocated the proceeds received between the notes payable and the detachable warrants based on the relative fair values at the date of issuance. Based on the relative fair value calculations, the Company allocated $247,484 of the $313,000 in proceeds to the detachable warrants and the remaining $65,516 to the notes payable. The notes also contained a conversion feature allowing the note holders to convert the notes into common shares at a conversion price of $2.50 per share. The Company accounted for the beneficial conversion feature based on the guidance provided in EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios". The Company calculated the value of the beneficial conversion feature to be $1,136,484; however, EITF 98-5 implies that the value of the beneficial conversion feature may not exceed the proceeds allocated to the notes payable under the relative fair value calculations. As a result, the value of the beneficial conversion feature is limited to $65,516, which is the amount of the proceeds allocated to notes payable. The debt discount amount of $313,000 ($247,484 related to the fair value of the warrants and $65,516 related to the beneficial conversion feature) is being amortized as a component of interest expense over the life of the notes (twenty-four months).

On April 24, 2007 the Company amended its articles of incorporation to effect a 1 for 200 reverse stock split of its common stock. On the effective date, each 200 shares of the Company's outstanding common stock automatically converted into one share of common stock. All share and per share amounts have been restated for all periods presented to reflect this reverse stock split.

On November 13, 2006 the Company issued 253,733 shares of Mandatorially Convertible Series C Preferred Stock to the new equity investors representing $576,518 in equity financing. The Series C Stock has no conversion rights unless and until the Company has sufficient authorized shares of common stock available to permit the conversion of all of the shares of Series C Stock at a rate of 200 common shares for each share of Series C Stock. It was determined that on the commitment date (September 15, 2006) a beneficial conversion, totaling $576,518 existed to the investors in this equity financing. The Company is recognizing this deemed dividend ratably over the period from the date the Series C Stock shares were issued (November 13, 2006) and the date of the earliest permitted conversion, which, at the end of 2006, the Company estimated to be April 15, 2007. Effective April 24, 2007, as a result of the Reverse Stock Split, the Mandatorially Convertible Series C Preferred stock shares were automatically converted to common shares. For the three months ended March 31, 2007, the Company recognized $336,926 as a deemed dividend related to the issuance of the convertible preferred stock.

NOTE 5. ACCRUED PAYROLL TAXES

As of March 31, 2007, the Company owes $142,592 in accrued payroll taxes and $78,757 in estimated additional penalties and interest.

On March 1, 2007 the Company commenced an IRS approved 61-month payment plan to settle the delinquent payroll taxes and related interest and penalties for the 2005 fiscal year. In accordance with the plan, the Company will make 60 monthly payments of $5,000 and a final payment of $2,312 to pay off $123,228 of the delinquent payroll taxes and $80,486 of the related penalties and interest as of the plan commencement date of March 1, 2007. At March 31, 2007 the Company has classified $17,514 of the delinquent payroll taxes and $11,439 of related interest and penalties (included in other current liability) as current. The remaining $170,384 of delinquent payroll taxes and related interest and penalties are classified as non-current (included in other non-current liabilities).

NOTE 6.  SUBSEQUENT EVENT

In its efforts to position the Company to raise the additional capital required to execute its business plan, during 2006, the Company affected a significant capital restructuring. On June 16, 2006, the Company's Board of Directors ratified a letter agreement (the "Letter Agreement"), dated June 7, 2006, with a related party, Gryphon Opportunities Fund I, LLC ("GOF"), relating to future financing and a recapitalization of the Company. Pursuant to the Letter Agreement, GOF agreed to convert its notes payable and accrued interest (as of September 15, 2006) to common stock of the Company and to release its lien on the Company's assets. Both of these actions were conditioned upon the Company receiving an aggregate of $570,000 in equity financing. The raising of the equity financing was effectively completed on September 15, 2006 (the "Commitment Date") in the amount of $570,518. As of October 2, 2006, the Company had raised a total of $576,518 in the equity financing.

As of the Commitment Date, the Company had only approximately 30 million shares of common stock authorized remaining to be issued. To complete the equity financing of $576,518 (offered at a price of $0.01 (pre-reverse split) per common shave equivalent) and the conversion of the GOF notes payable and accrued interest of $544,490 and $56,477, respectively, also offered at a conversion price of $0.01 per common share equivalent, the Company needed approximately 104 million authorized common shares. As a result, the Company authorized issuance of a new series of Mandatorially Convertible Series C Preferred Stock (the "Series C Stock") to the new equity investors (251,093 shares of Series C Stock) and to GOF (264,494 shares of Series C Stock). The Series C Stock has no conversion rights unless and until the Company has sufficient authorized shares of common stock available to permit the conversion of all of the shares of Series C Stock at a rate of 200 common shares for each share of Series C Stock. In addition, the Series C Stock has no liquidation preference, dividend rights or any other rights that are not included in the rights of the current common stock holders. The Company filed its Certificate of Designation for the Series C Stock with the State of Nevada on November 13, 2006 (the "acceptance date"); therefore, as of the acceptance date, the Series C Stock shares were authorized, designated and issuable to the new equity investors and to effect the conversion of the GOF notes payable and accrued interest.

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

In summary, as of March 31, 2007 and December 31, 2006, the Company has issued a total of 1,058,835 shares of Series C Stock representing 1,058,835 common share equivalents as follows:

                                                Series C    Common Share
Description                                 Stock Shares     Equivalents
-----------                                 ------------    ------------
$576,518 Equity Financing                        253,736         253,736
GOF Note/Interest Conversion                     264,494         264,494
All other Note/Interest Conversions              540,605         540,605
                                            ------------    ------------
         Total at 12/31/06                     1,058,835       1,058,835
                                            ============    ============

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

On April 24, 2007 the Company filed an amendment to its Articles of Incorporation with the State of Nevada. Pursuant to the provisions of the Nevada Revised Statues, a majority of the SecureCARE Technologies, Inc.'s shares entitled to vote, consented in writing to the adoption of the Amendment to Article Four of the Articles of Incorporation.

The Company had completed the taking of written shareholder consents with respect to management's proposal to effect a one for two hundred reverse stock split (the "Reverse Stock Split"). Of the 232,070,220 share and share equivalents entitled to vote on the proposal, 167,258,052 or 72% voted in favor of the proposal; 84,931 or .04% voted against the proposal and .01% abstained.

As a result of the Reverse Stock Split, effective April 24, 2007, the Company's 20,304,000 issued and outstanding shares of common stock were changed into approximately 101,520 shares of common stock (after giving effect to rounding) and each of the Company's 1,058,835 issued and outstanding shares of Series C Mandatorially Convertible Preferred Stock were automatically converted into 200 shares of the Company's common stock for an aggregate of 211,767,000 shares of common stock which were automatically changed into approximately 1,058,835 shares of common stock. The total number of common shares issued and outstanding immediately following the Reverse Stock Split is approximately 1,160,355. The Reverse Stock Split did not affect the number of common shares (50,000,000) the Company is authorized to issue.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of the stock-based payment awards that is ultimately expected to vest. As stock-based compensation expense recognized in the statement of operations for the three months ended March 31, 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2007 compared to three months ended March 31, 2006

Revenues for the three months ended March 31, 2007 were $34,841 compared to $90,968 for the three months ended March 31, 2006. This 62% decrease in sales reflects customer attrition the Company has experienced since it implemented a staff reduction in December 2005.

Costs of revenues were $19,706 for the three months ended March 31, 2007 compared to $78,306 for the three months ended March 31, 2006. This 75% decrease is primarily attributable to lower operating lease expenses of $32,739 due to the Company returning approximately $300,000 in leased hardware and software in February 2006 and $14,291 of lower depreciation expenses related to the SecureCare.Net application as the Company had fully depreciated this asset as of January 2007. In 2007, the Company had lower technology employee-related expenses of $8,700 due to the staff reduction it implemented in December 2005 and January 2006.

Selling, general and administrative expenses were $241,773 for the three months ended March 31, 2007 compared to $370,479 for the three months ended March 31, 2006. This 35% decrease in expenses was primarily attributable to lower stock compensation expense of $65,625, lower rent expense of $22,403 and lower investor relations and related expenses of $35,057. Partially offsetting these lower expenses were higher marketing and travel expenses of $18,633.

Interest expense for the three months ended March 31, 2007 was $61,123 compared to $66,349 in 2006. During the fourth quarter of 2006, Company's note holders converted $1,564,490 of notes payable to Preferred Series C stock. As a result of this significant reduction in outstanding notes payable, the Company incurred $39,686 of lower interest expense during the first quarter of 2007. However, the reduction in interest expense was almost entirely offset by $37,612 increase in debt discount amortization related to notes payables issued during December 2006 and first quarter of 2007.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows used in operating activities for the three-month period ended March 31, 2007 totaled $292,981. Net cash flows from operating activities for the three-month period ended March 31, 2006 was $3,078. The increase in net cash used by operating activities in 2007 is primarily due to a reduction in accounts payable and accrued liabilities of approximately $264,000.

Cash flows used in investing activities totaled $31,250 for the three months ended March 31, 2007 and consisted entirely of capitalized software development cost.

Net cash provided by financing activities was $313,000 for the three months ended March 31, 2007 and consisted entirely of proceeds from the issuance of notes payable.

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

The financial statements for the three months ended March 31, 2007 were prepared on the assumption that the Company will continue as a going concern. The Company sustained a net loss of $286,140 for the three months ended March 31, 2007. The Company has accumulated losses through March 31, 2007 of $35,703,884 (including a non-recurring loss on early extinguishment of debt totaling $19,030,648 incurred in the fourth quarter of 2006). Cash used in operating activities for the three-month period ended March 31, 2007 totaled $292,981. Total liabilities at March 31, 2007 of $1,104,293 significantly exceeds total assets of $207,958. As of the date of this report, the Company is unable to meet all of its short-term obligations because of shortages of cash. The Company's continued existence depends upon the success of management's efforts to raise additional capital necessary to meet the Company's obligations as they come due, and to obtain sufficient capital to execute its business plan. The Company intends to obtain capital primarily through issuances of debt or equity. There can be no degree of assurance that the Company will be successful in completing additional financing transactions. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its intended business objectives. The accompanying unaudited financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or classification of liabilities which may result from the inability of the Company to continue as a going concern.

ITEM 3.  CONTROLS AND PRODCECURES

Members of our management, including Neil Burley, our Chief Financial Officer and Principal Accounting and Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of March 31, 2007, the end of the period covered by this report. Based upon that evaluation, Mr. Burley concluded that our disclosure controls and procedures are effective.

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

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings

On April 7, 2005 a lawsuit was filed by Norman K. Best, a former officer of the Company, against SecureCARE Technologies, Inc. The lawsuit is identified as cause number GN501073 and was filed in the 353rd Judicial District Court of Travis County, Texas as "Norman K. Best versus SecureCARE Technologies, Inc." The lawsuit alleges that the Company breached the terms of its agreements with Mr. Best by failing to tender 50,000 shares of common stock of SecureCARE Technologies, Inc. which were granted to him in January 2004. The grant date fair value of the 50,000 shares was not material. The Company responded to this lawsuit on May 13, 2005, by filing a general denial, denying all the allegations raised by the Plaintiff. On July 8, 2005, the Company filed a series of responses to the plaintiff's request for admission. The Company was initially required to produce all documents related to the plaintiff's request for production by August 14, 2006. On August 25, 2006, the Company settled this lawsuit with Mr. Best. The Company agreed to tender the 50,000 shares of SecureCARE Technologies, Inc. common stock that were previously granted to him. The Company also agreed to a monetary payment of $10,000 to be paid in five monthly installments of $2,000 each. In January 2007, the Company paid the last of the remaining $2,000 payments.

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

On April 24, 2007 the Company filed an amendment to its Articles of Incorporation with the State of Nevada. Pursuant to the provisions of the Nevada Revised Statues, a majority of the SecureCARE Technologies, Inc.'s shares entitled to vote, consented in writing to the adoption of the Amendment to Article Fourth of the Articles of Incorporation as follows:

"Each of the issued and outstanding shares of the Corporation's common stock issued and outstanding on the date hereof shall be reverse split to become one two hundredth share (.005) with a corresponding reduction in the stated capital of the corporation. Any fractional shares shall be rounded up to the next whole number."

The Company had completed the taking of written shareholder consents with respect to management's proposal to effect a one for two hundred reverse stock split (the "Reverse Stock Split"). Of the 232,070,220 share and share equivalents entitled to vote on the proposal, 167,258,052 or 72% voted in favor of the proposal; 84,931 or .04% voted against the proposal and .01% abstained.

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

                                       SecureCare Technologies, Inc.
                                       (Registrant)

Date:  May 18, 2007                    By: /s/ DENNIS NASTO
                                           -------------------------------------
                                           Dennis Nasto
                                           Chief Executive Officer and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                                     TITLE                     DATE

/s/ DENNIS NASTO                Chief Executive Officer        May 18, 2007
-------------------------       and Director
Dennis Nasto


/s/ NEIL BURLEY                 Chief Financial Officer        May 18, 2007
-------------------------       (Principal Financial and
Neil Burley                     Accounting Officer)