Form 10QSB
period 2007-06-30
SECURECARE TECHNOLOGIES INC
filed 2007-08-14
CIK 18530

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended June 30, 2007

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

As of August 10, 2007, there were 1,473,851 shares of Common Stock, $.001 par value of the registrant issued and outstanding.

Transitional Small Business Disclosure Format (check one) YES [ ] NO [X]

                          SECURECARE TECHNOLOGIES, INC.
                                   FORM 10-QSB
                                    CONTENTS


PART I          FINANCIAL INFORMATION

      Item 1.   Financial Statements

                Balance Sheets at June 30, 2007(unaudited) and
                December 31, 2006                                             2

                Statements of Operations (unaudited) for the three months
                ended June 30, 2007 and 2006                                  3

                Statements of Operations (unaudited) for the six months
                ended June 30, 2007 and 2006                                  4

                Statements of Cash Flows (unaudited) for the six months
                ended June 30, 2007 and 2006                                  5

                Notes to Interim Financial Statements (unaudited)             6

      Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations                          13

      Item 3.   Controls and Procedures                                      17


PART II         OTHER INFORMATION

      Item 1.   Legal Proceedings                                            18

      Item 2.   Changes in Securities and Use of Proceeds                    18

      Item 3.   Defaults Upon Senior Securities                              18

      Item 4.   Submission of Matters to a Vote of Security Holders          18

      Item 5.   Other Information                                            18

      Item 6.   Exhibits and Reports on Form 8-K                             18


SIGNATURES                                                                   19

CERTIFICATIONS


                          SECURECARE TECHNOLOGIES, INC.
                                 BALANCE SHEETS
                 June 30, 2007 (Unaudited) and December 31, 2006

                                                                                2007            2006
                                                                            ------------    ------------
                                                                             (Unaudited)
                                     ASSETS
Current assets
   Cash and cash equivalents                                                $    236,808    $    130,150
   Accounts receivable - trade, net of allowance for doubtful
     accounts of $2,000                                                           22,940          16,076
   Prepaid expenses and deposits                                                   6,690           7,935
                                                                            ------------    ------------
         Total current assets                                                    266,438         154,161

Property and equipment, net of accumulated depreciation of
     $462,755 and $449,096, respectively                                          62,867          45,276
                                                                            ------------    ------------

         Total assets                                                       $    329,305    $    199,437
                                                                            ============    ============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

   Current Liabilities
     Current portion of notes payable                                       $     63,500    $    263,500
     Accounts payable - trade                                                    171,526         220,789
     Accrued payroll                                                             182,067         209,372
     Accrued payroll taxes                                                        39,469         145,701
     Accrued interest                                                             31,554          64,715
     Other accrued liabilities                                                   118,249         180,178
                                                                            ------------    ------------
         Total current liabilities                                               606,365       1,084,255

   Notes payable, less current portion and net of debt discount of
     $701,724 and $183,458, respectively                                         215,276           4,042

   Non-current accrued payroll taxes and penalties and interest                  162,366              --

   Other non-current liabilities                                                   8,003          34,335

Shareholders' deficit
   Preferred stock - $0.001 par value; 15,000,000 shares authorized:
     Series A preferred stock - 1,955,000 shares issued and outstanding
     (liquidation preference of $1.00 per share)                                   1,955           1,955
     Series B preferred stock - 1,427,273 shares issued and outstanding
     (liquidation preference of $1.10 per share)                                   1,427           1,427
     Series C preferred stock - 1,058,835 shares issued and outstanding
     (no liquidation preference) at December 31, 2006                                 --           1,059
   Common stock - $0.001 par value; 50,000,000 shares authorized,
     1,386,851 and 101,520 shares issued and outstanding                           1,388             102
   Additional paid-in capital                                                 35,826,597      34,490,006
   Accumulated deficit                                                       (36,494,072)    (35,417,744)
                                                                            ------------    ------------
         Total shareholders' deficit                                            (662,705)       (923,195)
                                                                            ------------    ------------

         Total liabilities and shareholders' deficit                        $    329,305    $    199,437
                                                                            ============    ============

The accompanying notes are an integral part of these financial statements.


                          SECURECARE TECHNOLOGIES, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)
                For the Three Months Ended June 30, 2007 and 2006


                                                               2007            2006
                                                           ------------    ------------
Revenues                                                   $     34,041    $     50,647

Operating expenses
   Cost of revenues                                              15,788          36,402
   Selling, general and administrative                          324,645         232,453
   Loss on early extinguishment of debt                         381,358              --
                                                           ------------    ------------

   Operating loss                                              (687,750)       (218,208)

Other expense
   Interest expense (including $0 and $6,644 to a
     related party, respectively)                              (102,438)        (62,991)
                                                           ------------    ------------

   Net loss                                                $   (790,188)   $   (281,199)
                                                           ============    ============
Amortization of deemed dividend upon issuance
   of convertible preferred stock                               (56,154)             --
                                                           ------------    ------------

Net loss attributable to common shareholders               $   (846,342)   $   (281,199)
                                                           ============    ============

Net loss per common share - basic and diluted              $       (.92)   $      (2.77)
                                                           ============    ============

Weighted average number of common shares outstanding -
   basic and diluted                                            922,164         101,520
                                                           ============    ============

The accompanying notes are an integral part of these financial statements.


                          SECURECARE TECHNOLOGIES, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)
                 For the Six Months Ended June 30, 2007 and 2006

                                                               2007            2006
                                                           ------------    ------------
Revenues                                                   $     68,882    $    141,615

Operating expenses
    Cost of revenues                                             35,493         114,708
    Selling, general and administrative                         566,419         602,932
    Loss on lease settlement                                         --         152,141
    Loss on early extinguishment of debt                        381,358              --
                                                           ------------    ------------

    Operating loss                                             (914,388)       (728,166)

Other income (expense)
    Other income                                                  1,621              --
    Interest expense (including $0 and $13,289 to a
      related party, respectively)                             (163,561)       (129,340)
                                                           ------------    ------------

    Net loss                                               $ (1,076,328)   $   (857,506)
                                                           ============    ============
Amortization of deemed dividend upon issuance
    of convertible preferred stock                             (393,080)             --
                                                           ------------    ------------

Net loss attributable to common shareholders               $ (1,469,408)   $   (857,506)
                                                           ============    ============

Net loss per common share - basic and diluted              $      (2.86)   $      (8.46)
                                                           ============    ============

Weighted average number of common shares outstanding -
    basic and diluted                                           514,109         101,321
                                                           ============    ============

The accompanying notes are an integral part of these financial statements.


                          SECURECARE TECHNOLOGIES, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                 For the Six Months Ended June 30, 2007 and 2006

                                                                              2007            2006
                                                                          ------------    ------------
Cash flows from operating activities
     Net loss                                                             $ (1,076,328)   $   (857,506)
     Adjustments to reconcile net loss to net
       cash used in operating activities:
        Depreciation and amortization                                           13,659          42,748
        Bad debt expense                                                         2,524          29,491
        Common stock issued for professional services                           45,000          75,000
        Stock compensation expense                                                  --         116,667
        Loss on lease settlement                                                    --         152,141
        Loss on early extinguishment of debt                                   381,358              --
        Amortization of deferred financing fees                                     --           5,514
        Amortization of debt discount                                          129,175          11,825
     Increases and decreases in working capital accounts:
        Accounts receivable - trade                                             (9,388)         (7,774)
        Prepaid expenses                                                         1,245          14,905
        Deposits                                                                    --          32,739
        Deferred revenue                                                            --         (13,124)
        Accounts payable - trade                                               (49,263)         (4,549)
        Accrued liabilities                                                    (29,575)        241,667
                                                                          ------------    ------------
     Cash flows used in operating activities                                  (591,593)       (160,256)

Cash flows used in investing activities
     Capitalized software development costs                                    (31,250)             --

Cash flows from financing activities
     Proceeds from notes payable                                               729,501              --
     Advance on letter agreement                                                    --         275,000
                                                                          ------------    ------------
     Cash flows provided by financing activities                               729,501         275,000
                                                                          ------------    ------------

Net increase in cash and cash equivalents                                      106,658         114,744

Cash and cash equivalents, beginning of period                                 130,150           3,400
                                                                          ------------    ------------

Cash and cash equivalents, end of period                                  $    236,808    $    118,144
                                                                          ============    ============

Supplemental disclosures for cash flow information:

     Relative fair value of warrants issued and beneficial conversion
       feature in connection with issuance of notes payable               $    450,500    $         --
                                                                          ============    ============
     Relative fair value of common stock issued in connection with
        issuance of notes payable                                         $    196,942    $         --
                                                                          ============    ============
     Conversion of notes payable and accrued interest into common stock   $    244,018    $         --
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

SecureCARE's management believes that the Company is a leading provider of Internet-based document exchange and e-signature solutions for the healthcare industry. The Company's proprietary technology uses the Internet to enable electronic document exchange for documents to be sent, retrieved, signed and remotely viewed anywhere in the world, between providers of healthcare, while protecting patient privacy as required by law. Built with state-of-the art development tools from the Microsoft dotNET development solutions, the SecureCARE.net portal is tailored to the needs of physicians, clinics and home healthcare, hospice and durable medical equipment providers. This end-to-end solution offers a money-saving approach to accessing information and managing time-consuming forms and authorizations. SecureCARE's easy to use technology eliminates paper, while enhancing the physicians ability to capture fees for otherwise unbilled time and services, uniquely and directly impacting the physicians revenue. SecureCARE.net is a highly secure, HIPAA-ready (Health Insurance Portability and Accountability Act) tracking and reporting tool that streamlines operations while providing physicians with additional revenue opportunities. In the fourth quarter of 2006 the Company began development of an additional product offering, its hosted electronic fax solution, "SecureFAX Management System". The beta test site of the application was up and running as of February 2007. The Company is continuing to develop features associated with its SecureFAX Management System and was originally planning to bring this new product offering to market in the second quarter of 2007 but has postponed its full-scale product launch to the third quarter of 2007. The Company markets its services to customers throughout the United States, currently operating from its Austin, Texas based corporate headquarters.

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

BASIS OF PRESENTATION

The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the financial information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Results of operations for the six-month period ended June 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006.

GOING CONCERN

The financial statements for the six months ended June 30, 2007 were prepared on the assumption that the Company will continue as a going concern. The Company sustained a net loss of $1,076,328 for the six months ended June 30, 2007. The Company has accumulated losses through June 30, 2007 of $36,494,072 (including a non-recurring loss on early extinguishment of debt totaling $19,030,648 incurred in the fourth quarter of 2006 and $381,358 incurred in the second quarter of
2007). Cash used in operating activities for the six-month period ended June 30, 2007 totaled $591,593. Total liabilities at June 30, 2007 of $992,010 significantly exceeds total assets of $329,305. As of the date of this report, the Company is unable to meet all of its short-term obligations because of shortages of cash. The Company's continued existence depends upon the success of management's efforts to raise additional capital necessary to meet the Company's obligations as they come due, and to obtain sufficient capital to execute its business plan. The Company intends to obtain capital primarily through issuances of debt or equity. There can be no degree of assurance that the Company will be successful in completing additional financing transactions. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its intended business objectives. The accompanying unaudited financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or classification of liabilities which may result from the inability of the Company to continue as a going concern.

NOTE 2.  SUMMARY OF SIGNFICANT ACCOUNTING PRINCIPLES

REVENUE RECOGNITION

The Company derives its revenues from the following home healthcare provider sources - recurring monthly service fees, one-time training and set-up fees and integration and customization services as contracted. The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104). SAB 104 generally requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered;
(3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the fee charged for services rendered and the collectibility of those fees. Should changes in conditions cause management to determine these criteria are not met for certain sales, revenue recognized for any reporting period could be adversely affected. In instances when any one of the four criteria is not met, the Company will either defer recognition of the monthly service fees until the criteria are met or will recognize the recurring monthly service fees on a ratable basis. Recognition of revenue resulting from one-time training and set-up fees, which is billed upfront, is deferred and amortized over the life of the corresponding arrangements.

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

The Board of Directors of the Company approved the SecureCARE Technologies, Inc. 2004 Stock Option Plan on December 3, 2004. The Company has reserved 10,000 shares of common stock for issuance under this Plan. The exercise price of each option granted may not be less than the fair market value of common stock at the date of grant, without prior approval of the Board of Directors. Options are exercisable according to the terms set out in the option agreement, not to exceed ten years. At June 30, 2007 the Company had 1,250 options outstanding, of which 1,250 were exercisable with no expiration date. All options granted by the Company are restricted stock awards under rules promulgated by the Securities and Exchange Commission.

The Company calculates the fair value of each option award on the date of grant using the Black-Scholes option-pricing model. There were no new options granted during the three and six month periods ended June 30, 2007.

The following table summarizes the activity under the Plan for the six months ended June 30, 2007:

                                                                  2004 Stock Incentive Plan
                                                 ------------------------------------------------------------
                                                                Six Months Ended June 30, 2007
                                                 ------------------------------------------------------------
                                                                                   Weighted
                                                                   Weighted         Average
                                                                   Average         Remaining      Aggregate
                                                                   Exercise       Contractual     Intrinsic
                                                    Shares          Price            Term           Value
                                                 ------------------------------------------------------------
Outstanding at January 1, 2007                          1,250    $     200.00        -- years
Granted                                                    --
Exercised                                                  --
Cancelled                                                  --
                                                 ------------
Outstanding at June 30, 2007                            1,250    $     200.00        -- years    $         --
                                                 ============
Options exercisable at June 30, 2007                    1,250    $     200.00        -- years    $         --


The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company's common stock, $6.00 at June 30, 2007. No options were "in-the-money" at June 30, 2007. No options were exercised during the six months ended June 30, 2007.

As of June 30, 2007 there was no unrecognized compensation cost related to unvested options.

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

INCOME TAXES

In January 2007, the Company adopted the Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes -- An Interpretation of FASB Statement No. 109" (FIN 48). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements. FIN 48 requires companies to determine whether it is "more likely than not" that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. The Company did not recognize any adjustments to its financial statements as a result of the implementation of FIN 48.

LOSS PER COMMON SHARE

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the periods ended June 30, 2007 and 2006. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding for the three and six month periods ended June 30, 2007 and 2006. Common stock equivalents for the three and six month periods ended June 30, 2007 and 2006 have been excluded from the computation since such inclusion would have an anti-dilutive effect.


NOTE 3. NOTES PAYABLE

Notes payable at June 30, 2007 and December 31, 2006 consist of the following:

                                                                                 2007                            2006
                                                                     ----------------------------    ----------------------------
                                                                      Short Term       Long Term      Short Term      Long Term
                                                                     ------------    ------------    ------------    ------------
Note payable to investors bearing interest at 7.5%.
  Note is in default as of February 13, 2006, unsecured              $         --              --    $    200,000              --

Note payable to Phoebe Holdings, Inc. at 7.5%,
  Note is in default as of May 1, 2005, unsecured                          63,500              --          63,500              --

Convertible bridge note payable bearing interest at 6%
  Principal and interest due December 4, 2008, unsecured                       --          45,000              --          45,000

Convertible bridge note payable bearing interest at 6%
  Principal and interest due December 4, 2008, unsecured                       --          15,000              --          15,000

Convertible bridge note payable bearing interest at 6%
  Principal and interest due December 6, 2008, unsecured                       --          15,000              --          15,000

Convertible bridge note payable bearing interest at 6%
  Principal and interest due December 18, 2008, unsecured                      --          50,000              --          50,000

Convertible bridge note payable bearing interest at 6%
  Principal and interest due December 18, 2008, unsecured                      --          12,500              --          12,500

Convertible bridge note payable bearing interest at 6%
  Principal and interest due December 27, 2008, unsecured                      --          50,000              --          50,000

Convertible bridge note payable bearing interest at 6%
  Principal and interest due January 18, 2009, unsecured                       --          50,000              --              --

Convertible bridge note payable bearing interest at 6%
  Principal and interest due January 18, 2009, unsecured                       --          12,500              --              --

Convertible bridge note payable bearing interest at 6%
  Principal due February 7, 2009, interest payable semi-annually,
  unsecured                                                                    --          83,500              --              --

Convertible bridge note payable bearing interest at 6%
  Principal due February 12, 2009, interest payable semi-annually,
  unsecured                                                                    --          83,500              --              --

Convertible bridge note payable bearing interest at 6%
  Principal due February 15, 2009, interest payable semi-annually,
  unsecured                                                                    --          83,500              --              --

Convertible bridge note payable bearing interest at 6%
  Principal due April 17, 2009, interest payable semi-annually,
  unsecured                                                                    --          25,000              --              --

Convertible bridge note payable bearing interest at 6%
  Principal due April 17, 2009, interest payable semi-annually,
  unsecured                                                                    --           7,500              --              --

Convertible bridge note payable bearing interest at 6%
  Principal due April 19, 2009, interest payable semi-annually,
  unsecured                                                                    --          25,000              --              --

Convertible bridge note payable bearing interest at 6%
  Principal due April 26, 2009, interest payable semi-annually,
  unsecured                                                                    --          25,000              --              --

Convertible bridge note payable bearing interest at 6%
  Principal due May 9, 2009, interest payable semi-annually,
  unsecured                                                                    --          15,000              --              --

Convertible bridge note payable bearing interest at 6%
  Principal due May 9, 2009, interest payable semi-annually,
  unsecured                                                                    --          10,000              --              --

Convertible bridge note payable bearing interest at 6%
  Principal due May 9, 2009, interest payable semi-annually
  unsecured                                                                    --          10,000              --              --

Convertible bridge note payable bearing interest at 6%
  Principal due May 9, 2009, interst payable semi-annually,
  unsecured                                                                    --          10,000              --              --

Convertible bridge note payable bearing interest at 6%
  Principal due May 11, 2009, interest payable semi-annually,
  unsecured                                                                    --          10,000              --              --

Bridge notes payable bearing interest at 6%
  Principal and interest due December 31, 2008, unsecured                      --         279,000              --              --
                                                                     ------------    ------------    ------------    ------------
                                                                           63,500         917,000         263,500         187,500
                                                                     ------------    ------------    ------------    ------------

Less: unamortized debt discount                                                --        (701,724)             --        (183,458)

                                                                     ------------    ------------    ------------    ------------
Total notes payable                                                  $     63,500    $    215,276    $    263,500    $      4,042
                                                                     ============    ============    ============    ============

On June 13, 2007, the Board of Directors approved, effective June 1, 2007, the issuance of a series of Notes Payable totaling $1,500,000, maturing on December 31, 2008, with a stated interest rate of 6% per annum, with principal and interest payable at maturity. The Company has the option to extend the maturity date of the notes an additional twelve months. The stated interest rate on these notes during the optional extension period is 9% per annum. The Notes Payable have attached shares of the Company's stock in the form of one share of Common Stock for each $2.50 invested into the offering for a total of up to 600,000 share of Common Stock to be issued. In June of 2007, the Company received a total of $279,000 in gross proceeds from issuance of the Notes Payable. In addition, the Company issued 111,600 shares of Common Stock to the participating investors. These shares were valued at $6.00 per share resulting in a total fair value of $669,600. The Company allocated the proceeds received between the notes payable and the shares of common stock issued based on the relative fair values at the date of issuance. Based on the relative fair value calculations, the Company allocated $196,941 of the $279,000 in proceeds to the shares of common stock issued and the remaining $82,059 to the notes payable. The debt discount amount of $196,941 is being amortized as a component of interest expense over the life of the notes, approximately eighteen months.

In June 2007, in accordance with the terms and conditions of the Company's original conversion offer, dated October 19, 2006, to convert the principal amounts of notes payable and accrued interest through September 15, 2006, to common stock, the Company received signed consents from additional note holders accepting the conversion offer representing $200,000 in notes payable and $44,018 in accrued interest (as of September 15, 2006). To affect these additional conversions, the Company issued 107,396 shares of common stock.

During the three months ended June 30, 2007 in conjunction with the issuance of $137,500 in 6% convertible bridge notes payable, the Company issued 55,000 warrants to purchase one share of common stock at $5.00 per share. These warrants were valued at $5.91 per warrant resulting in a total fair value of $324,979. The Company allocated the proceeds received between the notes payable and the detachable warrants based on the relative fair values at the date of issuance. Based on the relative fair value calculations, the Company allocated $96,620 of the $137,500 in proceeds to the detachable warrants and the remaining $40,880 to the notes payable. The notes also contained a conversion feature allowing the note holders to convert the notes into common shares at a conversion price of $2.50 per share. The Company accounted for the beneficial conversion feature based on the guidance provided in EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios". The Company calculated the value of the beneficial conversion feature to be $289,120; however, EITF 98-5 implies that the value of the beneficial conversion feature may not exceed the proceeds allocated to the notes payable under the relative fair value calculations. As a result, the value of the beneficial conversion feature is limited to $40,880, which is the amount of the proceeds allocated to notes payable. The debt discount amount of $137,500 ($96,620 related to the fair value of the warrants and $40,880 related to the beneficial conversion feature) is being amortized as a component of interest expense over the life of the notes (twenty-four months).

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

As of June 30, 2007, the Company is in default on the principal amount of $63,500 in an unsecured note payable.

Future maturities of notes payable at June 30, 2007 are as follows:

                 2007                    $   63,500
                 2008                       917,000
                                         ----------

                 Total                   $  980,500
                                         ==========


NOTE 4.  SHAREHOLDERS' DEFICIT

Effective June 1, 2007, the Company entered into a short-term agreement with an Investor Relations firm, Mercom Capital Group ("Mercom"), for investor relations services. As partial compensation for these services, the Company agreed to issue 7,500 shares of its common stock to Mercom. The Company recorded $45,000 in financial consulting expense related to the issuance of the 7,500 shares of common stock which were valued at $6.00 per share on June 13, 2007, the date the Board of Directors of the Company approved the share issuance.

In late June 2007, in accordance with the terms and conditions of the Company's original conversion offer, dated October 19, 2006, to convert the principal amounts of notes payable and accrued interest through September 15, 2006, to common stock, the Company received signed consents from additional note holders accepting the conversion offer representing $200,000 in notes payable and $44,018 in accrued interest (as of September 15, 2006). To affect these additional conversions, the Company issued 107,396 shares of common stock.

On April 24, 2007 (the "Effective Date") the Company amended its articles of incorporation with the State of Nevada to effect a 1 for 200 reverse stock split of its common stock. As a result of the reverse stock split, effective April 24, 2007, the Company's 20,304,000 issued and outstanding shares of common stock were changed into approximately 101,520 shares of common stock (after giving effect to rounding) and each of the Company's 1,058,835 issued and outstanding shares of Series C Mandatorially Convertible Preferred Stock were automatically converted into 200 shares of the Company's common stock for an aggregate of 211,767,000 shares of common stock which were automatically changed into approximately 1,058,835 shares of common stock. The total number of common shares issued and outstanding immediately following the reverse stock split is approximately 1,160,535. All share and per share amounts have been restated for all periods presented to reflect this reverse stock split.

On February 28, 2007, the Board of Directors of the Company commenced written solicitation of the holders of its common stock and its Series C Stock, as of February 23, 2007 (the "Record Date") to grant the Company's Board of Directors discretionary authority to effect a reverse stock split of two hundred for one in order for the Company to have sufficient shares to meet its existing obligations. This proposed reverse stock split did not change the number of shares of common stock (50,000,000) that the Company is authorized to issue. After completion of the taking of written shareholder consents, of the approximate 232 million share and share equivalents entitled to vote on the proposal, approximately 167 million or 72% voted in favor of the proposal; approximately 85,000 or .04% voted against the proposal and .01% abstained.

On November 13, 2006 the Company issued 253,733 shares of Mandatorially Convertible Series C Preferred Stock to equity investors representing $576,518 in equity financing. The Series C Stock had no conversion rights unless and until the Company had sufficient authorized shares of common stock available to permit the conversion of all of the shares of Series C Stock at a rate of 200 common shares for each share of Series C Stock. It was determined that on the commitment date of the equity financing (September 15, 2006) a beneficial conversion, totaling $576,518 existed to the investors in this equity financing. The Company recognized this deemed dividend ratably over the period from the date the Series C Stock shares were issued (November 13, 2006) and the date of the earliest permitted conversion, which, at the end of 2006, the Company estimated to be April 15, 2007. Effective April 24, 2007, as a result of the reverse stock split, the Mandatorially Convertible Series C Preferred stock shares were automatically converted to 253,733 common stock shares. For the three and six month periods ended June 30, 2007, the Company recognized a deemed dividend related to the issuance of the convertible preferred stock of $56,154 and $393,080, respectively.

NOTE 5.  ACCRUED PAYROLL TAXES

As of June 30, 2007, the Company owes $137,685 in accrued payroll taxes (of which $116,469 is delinquent and represents taxes owed primarily for calendar year 2005) and $76,072 in estimated additional penalties and interest on the delinquent portion of the payroll taxes. The Company has classified $18,253 of the delinquent portion of the payroll taxes and $11,922 of related interest and penalties on the delinquent payroll taxes (included in other accrued liabilities) as current liabilities. The remaining $162,366 of the delinquent portion of the payroll taxes and related interest and penalties on the delinquent payroll taxes are classified as non-current liabilities.

On March 1, 2007 the Company commenced an IRS-approved five year monthly payment plan to pay the delinquent payroll taxes and related interest and penalties primarily for calendar year 2005. The Company will make monthly payments of $5,000 over the course of the five year plan.

NOTE 6.  LOSS ON EARLY EXTINGUISHMENT OF DEBT

In late June 2007, in accordance with the terms and conditions of the Company's original conversion offer, dated October 19, 2006, to convert the principal amounts of notes payable and accrued interest through September 15, 2006, to common stock, the Company received signed consents from additional note holders accepting the conversion offer representing $200,000 in notes payable and $44,018 in accrued interest (as of September 15, 2006). The affect these additional conversions, the Company issued 107,396 shares of common stock. The difference between the net carrying amount of the extinguished debt and the reacquisition price of the extinguished debt, totaling $400,358 was recognized currently as a loss in the period of extinguishment. Although the Company continued to accrue interest on the $200,000 principal amount of notes payable through June, 2007, the portion accrued from September 16, 2006 through June, 2007 was forgiven by the converting note holders; therefore, this portion of the accrued interest reduced the loss on early extinguishment of debt by $19,000.

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

OVERVIEW

SecureCARE's management believes that the Company is a leading provider of Internet-based document exchange and e-signature solutions for the healthcare industry. The Company's proprietary technology uses the Internet to enable electronic document exchange for documents to be sent, retrieved, signed and remotely viewed anywhere in the world, between providers of healthcare, while protecting patient privacy as required by law. Built with state-of-the art development tools from the Microsoft dotNET development solutions, the SecureCARE.net portal is tailored to the needs of physicians, clinics and home healthcare, hospice and durable medical equipment providers. This end-to-end solution offers a money-saving approach to accessing information and managing time-consuming forms and authorizations. SecureCARE's easy to use technology eliminates paper, while enhancing the physicians ability to capture fees for otherwise unbilled time and services, uniquely and directly impacting the physicians revenue. SecureCARE.net is a highly secure, HIPAA-ready (Health Insurance Portability and Accountability Act) tracking and reporting tool that streamlines operations while providing physicians with additional revenue opportunities. In the fourth quarter of 2006 the Company began development of an additional product offering, its hosted electronic fax solution, "SecureFAX Management System". The beta test site of the application was up and running as of February 2007. The Company is continuing to develop features associated with its SecureFAX Management System and was originally planning to bring this new product offering to market in the second quarter of 2007 but has postponed its full-scale product launch to the third quarter of 2007. The Company markets its services to customers throughout the United States, currently operating from its Austin, Texas based corporate headquarters.

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

REVENUE RECOGNITION

The Company derives its revenues from the following home healthcare provider sources - recurring monthly service fees, one-time training and set-up fees and integration and customization services as contracted. The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104). SAB 104 generally requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered;
(3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the fee charged for services rendered and the collectibility of those fees. Should changes in conditions cause management to determine these criteria are not met for certain sales, revenue recognized for any reporting period could be adversely affected. In instances when any one of the four criteria is not met, the Company will either defer recognition of the monthly service fees until the criteria are met or will recognize the recurring monthly service fees on a ratable basis. Recognition of revenue resulting from one-time training and set-up fees, which are billed upfront, is deferred and amortized over the life of the corresponding arrangements.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2007 compared to three months ended June 30, 2006
-----------------------------------------------------------------------------

Revenues for the three months ended June 30, 2007 were $34,041 compared to $50,647 for the three months ended June 30, 2006. This 33% decrease in sales reflects customer attrition the Company has experienced since it implemented a staff reduction in December 2005.

Costs of revenues were $15,788 for the three months ended June 30, 2007 compared to $36,402 for the three months ended June 30, 2006. This 57% decrease is primarily attributable to lower depreciation expense of $21,374 related to the SecureCare.Net application as the Company had fully depreciated this asset as of January 2007

Selling, general and administrative expenses were $324,645 for the three months ended June 30, 2007 compared to $232,453 for the three months ended June 30, 2006. This 40% increase in expenses was primarily attributable to higher payroll and related expenses of $96,778, resulting from the Company investing in additional resources, as required by its business plan to initiate growth in its revised business model. Higher marketing expenses in 2007 of $15,995 reflect the Company's initial investments into its revised sales and marketing program. Financial consulting expenses were $21,193 higher in 2007. Effective June 1, 2007, the Company entered into a short-term agreement with an Investor Relations firm, Mercom Capital Group ("Mercom"), for investor relations services. The Company will pay $3,500 per month for the investor relations services and the Company agreed to issue 7,500 shares of its Common Stock to Mercom. The Company recorded $45,000 in financial consulting expense related to the issuance of the 7,500 shares of Common Stock which were valued at $6.00 per share on June 13, 2007, the date the Board of Directors of the Company approved the share issuance. Partially offsetting these higher expenses were lower financial and accounting expenses (recorded as financial consulting) of $24,818 in 2007, as the majority of these expenses were booked in the first quarter of 2007. Other corporate and administrative expenses, including legal fees and travel and entertainment expenses increased $23,622 in 2007. Partially offsetting these higher expenses were lower stock compensation expense of $51,042, lower bad debt expense of $24,491 and lower penalties and interest on sales taxes of $8,754.

Loss on early extinguishment of debt totaled $381,358 for the three month period ended June 30, 2007. In late June, 2007, in accordance with the terms and conditions of the Company's original conversion offer, dated October 19, 2006, to convert the principal amounts of notes payable and accrued interest through September 15, 2006, to Common Stock, the Company received signed consents from additional note holders accepting the conversion offer representing $200,000 in notes payable and $44,018 in accrued interest (as of September 15, 2006). The affect these additional conversions the Company issued 107,396 shares of Common Stock, deeming the liabilities extinguished. The difference between the net carrying amount of the extinguished debt and the reacquisition price of the extinguished debt, totaling $400,358 was recognized currently as a loss in the period of extinguishment. Although the Company continued to accrue interest on the $200,000 principal amount of notes payable through June, 2007, by not accepting additional consideration in the form of Common Stock related to the conversion of the interest accrued from September 15, 2006 through June, 2007, the note holders effectively extinguished the additional interest. Therefore, the additional accrued interest on the converted notes reduces the loss on early extinguishment of debt the Company originally recorded in the amount of $19,000.

Interest expense for the three months ended June 30, 2007 was $102,438 compared to $62,991 in 2006. Higher debt discount amortization in 2007 of $79,737 resulted from the issuance of notes payable from December 2006 through June 2007. Partially offsetting these higher expenses were lower interest accruals of $42,104 in 2007 resulting from a lower debt load in 2007.

Six months ended June 30, 2007 compared to six months ended June 30, 2006
-------------------------------------------------------------------------

Revenues for the six months ended June 30, 2007 were $68,882 compared to $141,615 for the six months ended June 30, 2006. This 51% decrease in sales reflects customer attrition the Company has experienced since it implemented a staff reduction in December 2005.

Costs of revenues were $35,493 for the six months ended June 30, 2007 compared to $114,708 for the six months ended June 30, 2006. This 69% decrease in cost of revenues is primarily attributable to lower depreciation expense of $35,665 related to the SecureCare.Net application as the Company had fully depreciated this asset as of January 2007 and lower operating lease expenses of $32,739 due to the Company returning approximately $300,000 in leased hardware and software in February 2006. Additionally, in 2007, the Company has lower technology-related employee and forms design expenses of approximately $4,800.

Selling, general and administrative expenses were $566,419 for the six months ended June 30, 2007 compared to $602,932 for the six months ended June 30, 2006. This 6% decrease increase in expenses was primarily attributable to lower stock compensation expense of $116,667, lower bad debt expense of $26,967, lower net financial consulting expenses of $7,364 and lower rent expense of $22,553. Largely offsetting these lower expenses were higher payroll and related expenses of $62,238, resulting from the Company investing in additional resources, as required by its business plan to initiate growth in its revised business model. Higher marketing expenses in 2007 of $21,728 reflect the Company's initial investments into its revised sales and marketing program. Other corporate and administrative expenses, including legal fees, telephone and travel and entertainment expenses increased $43,729 in 2007.

Loss on early extinguishment of debt totaled $381,358 for the six month period ended June 30, 2007. In late June, 2007, in accordance with the terms and conditions of the Company's original conversion offer, dated October 19, 2006, to convert the principal amounts of notes payable and accrued interest through September 15, 2006, to Common Stock, the Company received signed consents from additional note holders accepting the conversion offer representing $200,000 in notes payable and $44,018 in accrued interest (as of September 15, 2006). The affect these additional conversions the Company issued 107,396 shares of Common Stock, deeming the liabilities extinguished. The difference between the net carrying amount of the extinguished debt and the reacquisition price of the extinguished debt, totaling $400,358 was recognized currently as a loss in the period of extinguishment. Although the Company continued to accrue interest on the $200,000 principal amount of notes payable through June, 2007, by not accepting additional consideration in the form of Common Stock related to the conversion of the interest accrued from September 15, 2006 through June, 2007, the note holders effectively extinguished the additional interest. Therefore, the additional accrued interest on the converted notes reduces the loss on early extinguishment of debt the Company originally recorded in the amount of $19,000.

Interest expense for the six months ended June 30, 2007 was $163,561 compared to $129,340 in 2006. Higher debt discount amortization in 2007 of $118,836 resulted from the issuance of notes payable from December 2006 through June 2007. Partially offsetting these higher expenses were lower interest accruals of $81,741 in 2007 resulting from a lower debt load in 2007.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows used in operating activities for the six-month periods ended June 30, 2007 and 2006 totaled $591,593 and $160,256, respectively. The increase in net cash used by operating activities in 2007 is primarily due to a reduction in accrued liabilities of approximately $271,000.

Cash flows used in investing activities totaled $31,250 for the six months ended June 30, 2007 and consisted entirely of capitalized software development cost.

Net cash provided by financing activities was $729,501 for the six months ended June 30, 2007 and consisted entirely of proceeds from the issuance of notes payable.

The Company has limited cash resources and intends to raise the additional capital required to execute its business plan through the issuance of debt or equity. Accordingly, on June 13, 2007, the Board of Directors approved, effective June 1, 2007, the issuance of a series of notes payable totaling $1,500,000, maturing on December 31, 2008, with a stated interest rate of 6% per annum, with interest and principal due at maturity. The Company has the option to extend the notes an additional twelve months. The stated interest rate on the notes during the optional extension period is 9%. The Notes Payable have attached shares of the Company's stock in the form of one share of common stock for each $2.50 invested into the offering for a total of up to 600,000 shares of common stock to be issued. As of the date of this filing, the Company has secured $546,500 of funds invested into this offering, for which 218,600 shares of common stock will be issued. The additional capital will allow the Company to continue its marketing and product development efforts.

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

The financial statements for the six months ended June 30, 2007 were prepared on the assumption that the Company will continue as a going concern. The Company sustained a net loss of $1,076,328 for the six months ended June 30, 2007. The Company has accumulated losses through June 30, 2007 of $36,494,072 (including a non-recurring loss on early extinguishment of debt totaling $19,030,648 incurred in the fourth quarter of 2006 and $381,358 incurred in the second quarter of
2007). Cash used in operating activities for the six-month period ended June 30, 2007 totaled $591,593. Total liabilities at June 30, 2007 of $992,010 significantly exceeds total assets of $329,305. As of the date of this report, the Company is unable to meet all of its short-term obligations because of shortages of cash. The Company's continued existence depends upon the success of management's efforts to raise additional capital necessary to meet the Company's obligations as they come due, and to obtain sufficient capital to execute its business plan.

ITEM 3. CONTROLS AND PRODCECURES

Members of our management, including Neil Burley, our Chief Financial Officer and Principal Accounting and Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of June 30, 2007, the end of the period covered by this report. Based upon that evaluation, Mr. Burley concluded that our disclosure controls and procedures are effective.

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

                           PART II: OTHER INFORMATION

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

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

         b)       EXHIBITS

                  4.1      Form of 6% Promissory Note

                  4.2      Form of Subscription Agreement

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

         On April 25, 2007 the Company filed a Form 8-K, dated April 24, 2007, under Item 3.03 Material Modifications to Rights of Security Holders and Item
5.02 Amendments to Articles of Incorporation or By-Laws; Change in Fiscal Year, announcing that on April 24, 2007 the Company filed an amendment to its Articles of Incorporation in the State of Nevada which resulted in a 200 for 1 reverse stock split of the Company's common stock.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       SecureCare Technologies, Inc.
                                       -----------------------------
                                       (Registrant)


Date:  August 14, 2007                 By: /s/ DENNIS NASTO
                                           -------------------------------------
                                           Dennis Nasto
                                           Chief Executive Officer and Director



Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


NAME                                   TITLE                        DATE
-------------------------       --------------------------     -----------------

/s/ DENNIS NASTO                Chief Executive Officer        August 14, 2007
-------------------------       and Director
Dennis Nasto


/s/ NEIL BURLEY                 Chief Financial Officer        August 14, 2007
-------------------------       (Principal Financial and
Neil Burley                     Accounting Officer)