Form 10QSB
period 2007-09-30
SECURECARE TECHNOLOGIES INC
filed 2007-11-14
CIK 18530

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For The Quarterly Period Ended September 30, 2007

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

As of October 31, 2007, there were 1,573,851 shares of Common Stock, $.001 par value of the registrant issued and outstanding.

Transitional Small Business Disclosure Format (check one) YES [ ] NO [X]

                          SECURECARE TECHNOLOGIES, INC.
                                   FORM 10-QSB
                                    CONTENTS

PART I          FINANCIAL INFORMATION

      Item 1.   Financial Statements

                Balance Sheets at September 30, 2007 (unaudited) and
                December 31, 2006                                             2

                Statements of Operations (unaudited) for the three months
                ended September 30, 2007 and 2006                             3

                Statements of Operations (unaudited) for the nine months
                ended September 30, 2007 and 2006                             4

                Statements of Cash Flows (unaudited) for the nine months
                ended September 30, 2007 and 2006                             5

                Notes to Interim Financial Statements (unaudited)             6

      Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations                          13

      Item 3.   Controls and Procedures                                      17

PART II         OTHER INFORMATION

      Item 1.   Legal Proceedings                                            18

      Item 2.   Changes in Securities and Use of Proceeds                    18

      Item 3.   Defaults Upon Senior Securities                              18

      Item 4.   Submission of Matters to a Vote of Security Holders          18

      Item 5.   Other Information                                            18

      Item 6.   Exhibits and Reports on Form 8-K                             18

SIGNATURES                                                                   19

CERTIFICATIONS                                                               20

                          SECURECARE TECHNOLOGIES, INC.
                                 BALANCE SHEETS
              September 30, 2007 (Unaudited) and December 31, 2006

                                                                                           2007           2006
                                                                                       ------------   ------------
                                                                                       (Unaudited)
                                     ASSETS
Current assets
      Cash and cash equivalents                                                        $     98,968   $    130,150
      Accounts receivable - trade, net of allowance for doubtful accounts of $2,000          17,585         16,076
      Prepaid expenses and deposits                                                          18,802          7,935
                                                                                       ------------   ------------
         Total current assets                                                               135,355        154,161

Property and equipment, net of accumulated depreciation of $469,514 and $449,096,
   respectively                                                                             102,798         45,276
                                                                                       ------------   ------------

         Total assets                                                                  $    238,153   $    199,437
                                                                                       ============   ============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

   Current Liabilities
      Current portion of notes payable                                                 $     63,500   $    263,500
      Accounts payable - trade                                                              189,550        220,789
      Accrued payroll                                                                       101,417        209,372
      Accrued payroll taxes                                                                  29,360        145,701
      Accrued interest, including $18,443 to related parties at
         September 30, 2007                                                                  49,074         64,715
      Other accrued liabilities                                                             115,868        180,178
                                                                                       ------------   ------------
         Total current liabilities                                                          548,769      1,084,255

   Notes payable (including $629,500 and $0 to related parties), less current portion and net of debt discount of $648,395 and $183,458,
     respectively                                                                           536,105          4,042

   Non-current accrued payroll taxes and penalties and interest                             154,010             --

   Other non-current liabilities                                                              2,884         34,335

Shareholders' deficit
      Preferred stock - $0.001 par value; 15,000,000 shares authorized:
         Series A preferred stock - 1,955,000 shares issued and outstanding
           (liquidation preference of $1.00 per share)                                        1,955          1,955
         Series B preferred stock - 1,427,273 shares issued and outstanding
           (liquidation preference of $1.10 per share)                                        1,427          1,427
         Series C preferred stock - 1,058,835 shares issued and outstanding
           (no liquidation preference) at December 31, 2006                                      --          1,059
      Common stock - $0.001 par value; 50,000,000 shares authorized,
        1,493,851 and 101,520 shares issued and outstanding                                   1,494            102
      Additional paid-in capital                                                         36,210,216     34,490,006
      Accumulated deficit                                                               (37,218,707)   (35,417,744)
                                                                                       ------------   ------------
         Total shareholders' deficit                                                     (1,003,615)      (923,195)
                                                                                       ------------   ------------

         Total liabilities and shareholders' deficit                                   $    238,153   $    199,437
                                                                                       ============   ============

The accompanying notes are an integral part of these financial statements.

                          SECURECARE TECHNOLOGIES, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)
             For the Three Months Ended September 30, 2007 and 2006

                                                                                        2007           2006
                                                                                    ------------   ------------
Revenues                                                                            $     32,034   $    61,866

Operating expenses
   Cost of revenues                                                                       25,477         38,150
   Selling, general and administrative                                                   593,887        171,918
   Gain on debt settlement                                                                    --        (31,143)
                                                                                    ------------   ------------

   Operating loss                                                                       (587,330)      (117,059)

Interest expense (including $8,990 and $6,664 to related parties, respectively)         (137,305)       (60,690)
                                                                                    ------------   ------------

Net loss attributable to common shareholders                                        $   (724,635)  $   (177,749)
                                                                                    ============   ============

Net loss per common share - basic and diluted                                       $      (0.50)  $      (1.75)
                                                                                    ============   ============

Weighted average number of common shares outstanding - basic and diluted               1,454,905        101,520
                                                                                    ============   ============

The accompanying notes are an integral part of these financial statements.

                          SECURECARE TECHNOLOGIES, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)
              For the Nine Months Ended September 30, 2007 and 2006

                                                                                           2007           2006
                                                                                       ------------   ------------
Revenues                                                                               $    100,916   $    203,481

Operating expenses
   Cost of revenues                                                                          77,107        152,859
   Selling, general and administrative                                                    1,144,169        774,848
   Loss on debt settlement, net                                                                  --        120,998
   Loss on extinguishment of debt                                                           381,358             --
                                                                                       ------------   ------------

   Operating loss                                                                        (1,501,718)      (845,224)

Other income (expense)
   Other income                                                                               1,621             --
   Interest expense (including $18,155 and $19,933 to related parties, respectively)       (300,866)      (190,031)
                                                                                       ------------   ------------

   Net loss                                                                            $ (1,800,963)  $ (1,035,255)
                                                                                       ============   ============
   Amortization of deemed dividend upon issuance of convertible preferred stock            (393,080)            --
                                                                                       ------------   ------------

Net loss attributable to common shareholders                                           $ (2,194,043)  $ (1,035,255)
                                                                                       ============   ============

Net loss per common share - basic and diluted                                          $      (2.64)  $     (10.21)
                                                                                       ============   ============

Weighted average number of common shares outstanding - basic and diluted                    831,154        101,394
                                                                                       ============   ============

The accompanying notes are an integral part of these financial statements.

                          SECURECARE TECHNOLOGIES, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
              For the Nine Months Ended September 30, 2007 and 2006

                                                                                        2007           2006
                                                                                    ------------   ------------
Cash flows from operating activities
   Net loss                                                                         $ (1,800,963)  $ (1,035,255)
   Adjustments to reconcile net loss to net
      cash used in operating activities:
      Depreciation and amortization                                                       20,418         64,123
      Bad debt expense                                                                     2,524         29,491
      Common stock issued for services                                                    45,000         75,000
      Stock-based compensation expense                                                   318,878        138,542
      Loss on debt settlement, net                                                            --        120,998
      Loss on early extinguishment of debt                                               381,358             --
      Amortization of deferred financing fees                                                 --          5,514
      Amortization of debt discount                                                      247,352         15,330
   Increases and decreases in working capital accounts:
      Accounts receivable - trade                                                         (4,033)       (19,674)
      Prepaid expenses                                                                   (10,867)        14,905
      Deposits                                                                                --         32,739
      Deferred revenue                                                                        --        (15,697)
      Accounts payable - trade                                                           (31,239)         1,557
      Accrued liabilities                                                               (118,670)       185,107
                                                                                    ------------   ------------
   Cash flows used in operating activities                                              (950,242)      (387,320)

Cash flows used in investing activities
   Capital expenditures                                                                  (25,940)            --
   Capitalized software development costs                                                (52,000)            --
                                                                                    ------------   ------------
   Cash flows used in investing activities                                               (77,940)            --

Cash flows from financing activities
   Proceeds from notes payable, including $557,000 from related parties                  997,000             --
   Proceeds from preferred stock pending issuance                                             --        570,518
                                                                                    ------------   ------------
   Cash flows provided by financing activities                                           997,000        570,518

Net (decrease) increase in cash and cash equivalents                                     (31,182)       183,198

Cash and cash equivalents, beginning of period                                           130,150          3,400
                                                                                    ------------   ------------

Cash and cash equivalents, end of period                                            $     98,968   $    186,598
                                                                                    ============   ============

Supplemental disclosures for cash flow information:

   Conversion of notes payable and accrued interest into common stock               $    244,018   $         --
                                                                                    ============   ============

The accompanying notes are an integral part of these financial statements.

                          SECURECARE TECHNOLOGIES, INC.

                NOTES TO INTERIM FINANCIAL STATEMENTS (Unaudited)

NOTE 1. NATURE OF OPERATIONS

SecureCare Technologies, Inc. (the "Company" or "SecureCare"), formerly eClickMD, Inc., was originally incorporated in Idaho in 1961. During 1998, the Company changed its domicile to the State of Nevada and is now a Nevada Corporation.

SecureCare's management believes that the Company is a leading provider of Internet-based document exchange and e-signature solutions for the healthcare industry. The Company's proprietary technology uses the Internet to enable electronic document exchange for documents to be sent, retrieved, signed and remotely viewed anywhere in the world, between providers of healthcare, while protecting patient privacy as required by law. Built with state-of-the art development tools from the Microsoft dotNET development solutions, the SecureCare.net portal is tailored to the needs of physicians, clinics and home healthcare, hospice and durable medical equipment providers. This end-to-end solution offers a money-saving approach to accessing information and managing time-consuming forms and authorizations. SecureCare's easy to use technology eliminates paper, while enhancing the physicians ability to capture fees for otherwise unbilled time and services, uniquely and directly impacting the physicians revenue. SecureCare.net is a highly secure, HIPAA-ready (Health Insurance Portability and Accountability Act) tracking and reporting tool that streamlines operations while providing physicians with additional revenue opportunities. In the fourth quarter of 2006 the Company began development of an additional product offering, its hosted electronic fax solution, Sfax (TM). The Company launched its full-scale marketing program for its Sfax services on October 20, 2007. The Company markets its services to customers throughout the United States, currently operating from its Austin, Texas based corporate headquarters.

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

BASIS OF PRESENTATION

The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the financial information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Results of operations for the three and nine-month periods ended September 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006.

GOING CONCERN

The financial statements for the nine months ended September 30, 2007 were prepared on the assumption that the Company will continue as a going concern. The Company sustained a net loss of $1,800,963 for the nine months ended September 30, 2007. The Company has accumulated losses through September 30, 2007 of $37,218,707 (including a non-recurring loss on early extinguishment of debt totaling $19,030,648 incurred in the fourth quarter of 2006 and $381,358 incurred in the second quarter of 2007). Cash used in operating activities for the nine-month period ended September 30, 2007 totaled $950,242. Total liabilities at September 30, 2007 of $1,241,768 significantly exceed total assets of $238,153. As of the date of this report, the Company is unable to meet all of its short-term obligations because of shortages of cash. The Company's continued existence depends upon the success of management's efforts to raise additional capital necessary to meet the Company's obligations as they come due, and to obtain sufficient capital to execute its business plan. The Company intends to obtain capital primarily through issuances of debt or equity. There can be no degree of assurance that the Company will be successful in completing additional financing transactions. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its intended business objectives. The accompanying unaudited financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or classification of liabilities which may result from the inability of the Company to continue as a going concern.

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

STOCK-BASED COMPENSATION

On January 1, 2006, the Company adopted the modified prospective method of SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"). SFAS No. 123R supersedes APB Opinion No. 25, and amends SFAS No. 95, "Statement of Cash Flows". SFAS No. 123R requires that all share-based payments to employees, including the grant of employee stock options, be recognized in the income statement based on their fair values. Under the modified prospective application, SFAS No. 123R is applied to new awards and awards modified, repurchased or cancelled after the effective date. Compensation cost for the portion of awards for which requisite service has not been rendered that are outstanding as of the effective date is recognized as the requisite service is rendered on or after the effective date. The Compensation cost for the portion of awards is based on the grant date fair value of those awards.

Stock-based compensation expense recognized during the period is based on the value of the portion of the stock-based payment awards that is ultimately expected to vest less estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

The Board of Directors of the Company approved the SecureCare Technologies, Inc. 2004 Stock Option Plan (the "2004 Plan") on December 3, 2004. The Company has reserved 10,000 shares of common stock for issuance under the 2004 Plan. The exercise price of each option granted may not be less than the fair market value of common stock at the date of grant, without prior approval of the Board of Directors. Options are exercisable according to the terms set out in the option agreement, not to exceed ten years. At September 30, 2007, under the 2004 Plan, the Company had 1,250 options outstanding, of which 1,250 were exercisable. All options granted by the Company under its 2004 Plan are restricted stock awards under rules promulgated by the Securities and Exchange Commission. There were no new options granted under the 2004 Plan during the three and nine month periods ended September 30, 2007.

The Board of Directors of the Company approved the SecureCare Technologies, Inc. 2007 Stock Option Plan (the "2007 Plan") on August 15, 2007. The Company has reserved 425,000 shares of common stock for issuance under the 2007 Plan. In accordance with the terms of the 2007 Plan, the exercise price of each option granted may not be less than the fair market value of common stock at the date of grant, without prior approval of the Board of Directors. Options are exercisable according to the terms set out in the option agreement, not to exceed ten years. At September 30, 2007, under the 2007 Plan, the Company had 420,834 options outstanding, of which 411,667 were exercisable. At the time of this filing, the options granted by the Company are restricted stock awards under rules promulgated by the Securities and Exchange Commission. The Company intends to file a Form S-8, "Registration Statement Under the Securities Act of 1933" to register the shares underlying the option grants from its 2007 Stock Option Plan.

The Company granted 420,834 options under the 2007 Plan on August 15, 2007 at an exercise price of $0.80 per share. Of the options granted under the 2007 Plan, 410,834 options vested immediately and 10,000 options vest over a twenty-four month period. The Company calculates the fair value of each option award on the date of the grant using the Black-Scholes option-pricing model. The per share weighted-average fair value of stock options granted under the 2007 Plan during the third quarter of 2007 was $0.77.Using the Black-Scholes option pricing model, we used the following weighted-average assumptions to value these options: Risk free interest rate, 4.61%; expected life, 4 years; expected dividend yield, 0%; and daily annualized volatility of 211%.

Operating expenses included in the statements of operations for the three months ended September 30, 2007 and 2006 include total compensation expense associated with stock options of $318,878 and $21,875, respectively. For the nine months ended September 20, 2007 and 2006, the compensation expense associated with stock options was $318,878 and $138,542, respectively.

The following tables summarize the activity under both stock option plans for the nine months ended September 30, 2007:

                                                                         2007 Stock Option Plan
                                                     --------------------------------------------------------------
                                                                  Nine Months Ended September 30, 2007
                                                     --------------------------------------------------------------
                                                                                    Weighted
                                                                    Weighted        Average
                                                                     Average        Remaining          Aggregate
                                                       Shares    Exercise Price  Contractual Term   Intrinsic Value
                                                     --------------------------------------------------------------
Outstanding at January 1, 2007                              --   $           --      -- years       $            --
Granted                                                420,834   $         0.80    9.83 years       $       315,626
Exercised                                                   --   $           --      -- years       $            --
Cancelled                                                   --   $           --      -- years       $            --
                                                       -------
Outstanding at September 30, 2007                      420,834   $         0.80    9.83 years       $       315,626
                                                       =======
Vested and expected to vest at September 30, 2007      420,834   $         0.80    9.83 years       $       315,626
Options exercisable at September  30, 2007             411,667   $         0.80    9.83 years       $       308,750

As of September 30, 2007 there was approximately $7,101 of total unrecognized compensation cost related to unvested options issued under the 2007 Plan. The compensation is expected to be recognized over a period of 1.83 years.

                                                                         2004 Stock Incentive Plan
                                                     --------------------------------------------------------------
                                                                  Nine Months Ended September 30, 2007
                                                     --------------------------------------------------------------
                                                                                    Weighted
                                                                    Weighted        Average
                                                                     Average        Remaining          Aggregate
                                                       Shares    Exercise Price  Contractual Term   Intrinsic Value
                                                     --------------------------------------------------------------
Outstanding at January 1, 2007                           1,250   $       200.00     -- years
Granted                                                     --
Exercised                                                   --
Cancelled                                                   --
                                                       -------
Outstanding at September 30, 2007                        1,250   $       200.00     -- years        $            --
                                                       =======
Vested and expected to vest at September 30, 2007        1,250   $       200.00     -- years        $            --
Options exercisable at September 30, 2007                1,250   $       200.00     -- years        $            --

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company's common stock, $1.55, at September 30, 2007.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Financial Statements and the reported amount of revenues and expenses during the reporting period. The Company's most significant estimates relate to fair value for stock based compensation, software services revenue recognition, capitalization of software development costs and depreciation of fixed assets. Actual results could differ from these estimates.

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

LOSS PER COMMON SHARE

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the periods ended September 30, 2007 and 2006. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding for the three and nine month periods ended September 30, 2007 and 2006. Common stock equivalents for the three and nine month periods ended September 30, 2007 and 2006 have been excluded from the computation since such inclusion would have an anti-dilutive effect.

NOTE 3. NOTES PAYABLE

Notes payable at September 30, 2007 and December 31, 2006 consist of the following:

                                                                                         2007                       2006
                                                                                ------------------------   ----------------------
                                                                                Short Term    Long Term    Short Term   Long Term
Note payable to investors bearing interest at 7.5%.

   Note is in default as of February 13, 2006, unsecured                        $       --            --   $  200,000          --

Note payable to Phoebe Holdings, Inc. at 7.5%,
   Note is in default as of May 1, 2005, unsecured                                   63,500           --       63,500          --

Convertible bridge note payable bearing interest at 6%
   Principal and interest due December 4, 2008, unsecured, including $30,000            --        45,000           --      45,000
     to related parties

Related party convertible bridge note payable bearing interest at 6%
   Principal and interest due December 4, 2008, unsecured                               --        15,000           --      15,000

Related party convertible bridge note payable bearing interest at 6%
   Principal and interest due December 6, 2008, unsecured                               --        15,000           --      15,000

Convertible bridge note payable bearing interest at 6%
   Principal and interest due December 18, 2008, unsecured                              --        50,000           --      50,000

Related party convertible bridge note payable bearing interest at 6%
   Principal and interest due December 18, 2008, unsecured                              --        12,500           --      12,500

Convertible bridge note payable bearing interest at 6%
   Principal and interest due December 27, 2008, unsecured                              --        50,000           --      50,000

Convertible bridge note payable bearing interest at 6%
   Principal and interest due January 18, 2009, unsecured                               --        50,000           --          --

Related party convertible bridge note payable bearing interest at 6%
   Principal and interest due January 18, 2009, unsecured                               --        12,500           --          --

Related party convertible bridge note payable bearing interest at 6%
   Principal due February 7, 2009, interest payable semi-annually, unsecured            --        83,500           --          --

Related party convertible bridge note payable bearing interest at 6%
   Principal due February 12, 2009, interest payable semi-annually, unsecured           --        83,500           --          --

Related party convertible bridge note payable bearing interest at 6%
   Principal due February 15, 2009, interest payable semi-annually, unsecured           --        83,500           --          --

Convertible bridge note payable bearing interest at 6%
   Principal due April 17, 2009, interest payable semi-annually, unsecured              --        25,000           --          --

Convertible bridge note payable bearing interest at 6%
   Principal due April 17, 2009, interest payable semi-annually, unsecured              --         7,500           --          --

Convertible bridge note payable bearing interest at 6%
   Principal due April 19, 2009, interest payable semi-annually, unsecured              --        25,000           --          --

Convertible bridge note payable bearing interest at 6%
   Principal due April 26, 2009, interest payable semi-annually, unsecured              --        25,000           --          --

Related party convertible bridge note payable bearing interest at 6%
   Principal due May 9, 2009, interest payable semi-annually, unsecured                 --        15,000           --          --

Related party convertible bridge note payable bearing interest at 6%
   Principal due May 9, 2009, interest payable semi-annually, unsecured                 --        10,000           --          --

Convertible bridge note payable bearing interest at 6%
   Principal due May 9, 2009, interest payable semi-annually, unsecured                 --        10,000           --          --

Convertible bridge note payable bearing interest at 6%
   Principal due May 9, 2009, interest payable semi-annually, unsecured                 --        10,000           --          --

Related party convertible bridge note payable bearing interest at 6%
   Principal due May 11, 2009, interest payable semi-annually, unsecured                --        10,000           --          --

Bridge notes payable bearing interest at 6%
   Principal and interest due December 31, 2008, including $259,000 to
     related parties                                                                    --       546,500           --          --
                                                                                ----------   -----------   ----------   ---------
                                                                                    63,500     1,184,500      263,500     187,500
                                                                                ----------   -----------   ----------   ---------
   Less: unamortized debt discount                                                      --      (648,395)          --    (183,458)
                                                                                ----------   -----------   ----------   ---------
   Total notes payable                                                          $   63,500   $   536,105   $  263,500   $   4,042
                                                                                ----------   -----------   ----------   ---------

Bridge Financing Summary - June, 2007 through September, 2007

On June 13, 2007, the Board of Directors approved, effective June 1, 2007, the issuance of a series of Notes Payable (the "Financing") totaling $1,500,000 maturing on December 31, 2008, with a stated interest rate of 6% per annum, with principal and interest payable at maturity. The Company has the option to extend the maturity date of the notes an additional twelve months. The stated interest rate on these notes during the optional extension period is 9% per annum. The Notes Payable have attached shares of the Company's stock in the form of one share of Common Stock for each $2.50 invested into the offering for a total of up to 600,000 shares of Common Stock to be issued.

From June 1, 2007 through September 30, 2007 the Company received a total of $546,500 in gross proceeds from issuance of the Notes Payable. In addition, the Company issued 218,600 shares of common stock to the participating investors. These shares were valued at a range of $0.80 to $6.00 per share resulting in a total fair value of $755,200. The Company allocated the proceeds received between the notes payable and the shares of common stock issued based on the relative fair values at the date of issuance. Based on the relative fair value calculations, the Company allocated $261,789 of the $546,500 in proceeds to the shares of common stock issued and the remaining $284,711 to the notes payable. The debt discount amount of $261,789 is being amortized as a component of interest expense over the life of the notes, ranging from fifteen to eighteen months.

Bridge Financing Summary - January 2007 through May 2007

During the nine months ended September 30, 2007 in conjunction with the issuance of $450,500 in 6% convertible bridge notes payable, the Company issued 180,200 warrants to purchase one share of common stock at $5.00 per share. These warrants were valued at a range of $5.91 to $10.00 per warrant resulting in a total fair value of $1,514,649. The Company allocated the proceeds received between the notes payable and the detachable warrants based on the relative fair values at the date of issuance. Based on the relative fair value calculations, the Company allocated $344,104 of the $450,500 in proceeds to the detachable warrants and the remaining $106,396 to the notes payable. The notes also contained a conversion feature allowing the note holders to convert the notes into common shares at a conversion price of $2.50 per share. The Company accounted for the beneficial conversion feature based on the guidance provided in EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios". The Company calculated the value of the beneficial conversion feature to be $1,425,604; however, EITF 98-5 implies that the value of the beneficial conversion feature may not exceed the proceeds allocated to the notes payable under the relative fair value calculations. As a result, the value of the beneficial conversion feature is limited to $106,396, which is the amount of the proceeds allocated to notes payable. The debt discount amount of $450,500 ($344,104 related to the fair value of the warrants and $106,396 related to the beneficial conversion feature) is being amortized as a component of interest expense over the life of the notes (twenty-four months).

In June 2007, in accordance with the terms and conditions of the Company's original conversion offer, dated October 19, 2006, to convert the principal amounts of notes payable and accrued interest through September 15, 2006, to common stock, the Company received signed consents from additional note holders accepting the conversion offer representing $200,000 in notes payable and $44,018 in accrued interest. To affect these additional conversions, the Company issued 107,396 shares of common stock.

As of September 30, 2007, the Company is in default on the principal amount of $63,500 in an unsecured note payable.

Future maturities of notes payable at September 30, 2007 are as follows:

                     2007                  $    63,500
                     2008                    1,184,500
                                           -----------

                     Total                 $ 1,248,000
                                           ===========

NOTE 4. SHAREHOLDERS' DEFICIT

On June 13, 2007, the Board of Directors approved, effective June 1, 2007, the issuance of a series of Notes Payable (the "Financing") totaling $1,500,000 maturing on December 31, 2008, with a stated interest rate of 6% per annum, with principal and interest payable at maturity. The Company has the option to extend the maturity date of the notes an additional twelve months. The stated interest rate on these notes during the optional extension period is 9% per annum. The Notes Payable have attached shares of the Company's stock in the form of one share of Common Stock for each $2.50 invested into the offering for a total of up to 600,000 shares of Common Stock to be issued.

From June 1, 2007 through September 30, 2007 the Company received a total of $546,500 in gross proceeds from issuance of the Notes Payable. In addition, the Company issued 218,600 shares of common stock to the participating investors. These shares were valued at a range of $0.80 to $6.00 per share resulting in a total fair value of $755,200. The Company allocated the proceeds received between the notes payable and the shares of common stock issued based on the relative fair values at the date of issuance. Based on the relative fair value calculations, the Company allocated $261,789 of the $546,500 in proceeds to the shares of common stock issued and the remaining $284,711 to the notes payable. The debt discount amount of $261,789 is being amortized as a component of interest expense over the life of the notes, ranging from fifteen to eighteen months.

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

In June 2007, in accordance with the terms and conditions of the Company's original conversion offer, dated October 19, 2006, to convert the principal amounts of notes payable and accrued interest through September 15, 2006, to common stock, the Company received signed consents from additional note holders accepting the conversion offer representing $200,000 in notes payable and $44,018 in accrued interest. To affect these additional conversions, the Company issued 107,396 shares of common stock.

On April 24, 2007 (the "Effective Date") the Company amended its articles of incorporation with the State of Nevada to affect a 1 for 200 Reverse Stock Split of its common stock. As a result of the Reverse Stock Split, effective April 24, 2007, the Company's 20,304,000 issued and outstanding shares of common stock were changed into approximately 101,520 shares of common stock (after giving effect to rounding) and each of the Company's 1,058,835 issued and outstanding shares of Series C Mandatorially Convertible Preferred Stock were automatically converted into 200 shares of the Company's common stock for an aggregate of 211,767,000 shares of common stock which were automatically changed into approximately 1,058,835 shares of common stock. The total number of common shares issued and outstanding immediately following the Reverse Stock Split was approximately 1,160,355. All share and per share amounts have been restated for all periods presented to reflect this Reverse Stock Split.

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

NOTE 5. ACCRUED PAYROLL TAXES

As of September 30, 2007, the Company owes $122,521 in accrued payroll taxes (of which $112,185 is delinquent and represents taxes owed primarily for calendar year 2005) and $73,273 in estimated additional penalties and interest on the delinquent portion of the payroll taxes. The Company has classified $19,023 of the delinquent portion of the payroll taxes and $12,425 of related interest and penalties on the delinquent payroll taxes (included in other accrued liabilities) as current liabilities. The remaining $154,010 of the delinquent portion of the payroll taxes and related interest and penalties on the delinquent payroll taxes are classified as non-current liab ilities.

On March 1, 2007 the Company commenced an IRS-approved five year monthly payment plan to pay the delinquent payroll taxes and related interest and penalties. The Company will make monthly payments of $5,000 over the course of the five year plan.

NOTE 6. LOSS ON EARLY EXTINGUISHMENT OF DEBT

In late June 2007, in accordance with the terms and conditions of the Company's original conversion offer, dated October 19, 2006, to convert the principal amounts of notes payable and accrued interest through September 15, 2006, to common stock, the Company received signed consents from additional note holders accepting the conversion offer representing $200,000 in notes payable and $44,018 in accrued interest. To affect these additional conversions, the Company issued 107,396 shares of common stock. The difference between the net carrying amount of the extinguished debt and the reacquisition price of the extinguished debt, totaling $381,358 was recognized as a loss in the period of extinguishment.

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

NOTE 7. SUBSEQUENT EVENTS

Subsequent to September 30, 2007 and through October 20, 2007, the Company received an additional $200,000 in gross proceeds from the issuance of notes payable, including $100,000 to related parties. The Company also issued 80,000 shares of Common Stock to the participating investors, including 40,000 shares to related parties. As of the date of this filing, the Company has received a total of $746,500 in gross proceeds from the issuance of Notes Payable in the board-approved financing, including $359,000 to related parties. The Company has issued a total of 298,600 shares of common stock to the participating investors, including 143,600 shares to related parties.

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

OVERVIEW

SecureCare's management believes that the Company is a leading provider of Internet-based document exchange and e-signature solutions for the healthcare industry. The Company's proprietary technology uses the Internet to enable electronic document exchange for documents to be sent, retrieved, signed and remotely viewed anywhere in the world, between providers of healthcare, while protecting patient privacy as required by law. Built with state-of-the art development tools from the Microsoft dotNET development solutions, the SecureCare.net portal is tailored to the needs of physicians, clinics and home healthcare, hospice and durable medical equipment providers. This end-to-end solution offers a money-saving approach to accessing information and managing time-consuming forms and authorizations. SecureCare's easy to use technology eliminates paper, while enhancing the physicians ability to capture fees for otherwise unbilled time and services, uniquely and directly impacting the physicians revenue. SecureCare.net is a highly secure, HIPAA-ready (Health Insurance Portability and Accountability Act) tracking and reporting tool that streamlines operations while providing physicians with additional revenue opportunities. In the fourth quarter of 2006 the Company began development of an additional product offering, its hosted electronic fax solution, Sfax (TM). The Company launched its full-scale marketing program for its Sfax services on October 20, 2007. The Company markets its services to customers throughout the United States, currently operating from its Austin, Texas based corporate headquarters.

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

STOCK-BASED COMPENSATION

On January 1, 2006, the Company adopted the modified prospective method of SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"). SFAS No. 123R requires that all share-based payments to employees, including the grant of employee stock options, be recognized in the income statement based on their fair values. Under the modified prospective application, SFAS No. 123R is applied to new awards and awards modified, repurchased or cancelled after the effective date. Compensation cost for the portion of awards for which requisite service has not been rendered that are outstanding as of the effective date is recognized as the requisite service is rendered on or after the effective date. The Compensation cost for the portion of awards is based on the grant date fair value of those awards less estimated forfeitures. The Company's financial statements as of January 1, 2006 reflect the impact of adopting SFAS No. 123R.

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

RESULTS OF OPERATIONS

Three months ended September 30, 2007 compared to three months ended September 30, 2006

Revenues for the three months ended September 30, 2007 were $32,034 compared to $61,866 for the three months ended September 30, 2006. This 48% decrease in sales reflects customer attrition the Company has experienced since it implemented a staff reduction in December 2005.

Costs of revenues were $25,477 for the three months ended September 30, 2007 compared to $38,150 for the three months ended September 30, 2006. This 33% decrease is primarily attributable to lower depreciation expense of $21,374 related to the SecureCare.Net application as the Company had fully depreciated this asset as of January 2007 and lower technology department salaries and forms design expenses of approximately $8,565. Partially offsetting these lower expenses were higher expenses associated with completion of the Company's hosted electronic fax solution, Sfax (TM), including Telco costs of $6,476, depreciation on the Sfax assets of $6,635 and IT consulting of $3,400.

Selling, general and administrative expenses were $593,887 for the three months ended September 30, 2007 compared to $171,918 for the three months ended September 30, 2006. This 245% increase in expenses was primarily attributable to higher stock compensation expense of $297,003. The Company recognized $318,878 in stock compensation expense for stock options granted during the third quarter of 2007. Higher payroll and related expenses of $142,554 resulted from the Company investing in additional resources, as required by its business plan to initiate growth in its revised business model. Other corporate and administrative expenses including travel and entertainment, rent, financial consulting and professional services for Sarbanes-Oxley compliance increased $20,622 in 2007. Partially offsetting these higher expenses were lower marketing consulting expenses of $17,792, lower legal settlement expenses of $10,000 and lower professional fees - legal of $4,632.

Interest expense for the three months ended September 30, 2007 was $137,305 compared to $60,690 in 2006. Higher debt discount amortization in 2007 of $114,673 resulted from the issuance of notes payable from December 2006 through September 2007. Partially offsetting these higher expenses were lower interest accruals of $39,665 in 2007 resulting from an overall lower debt load in 2007.

Nine months ended September 30, 2007 compared to nine months ended September 30, 2006

Revenues for the nine months ended September 30, 2007 were $100,916 compared to $203,481 for the nine months ended September 30, 2006. This 50% decrease in sales reflects customer attrition the Company has experienced since it implemented a staff reduction in December 2005.

Costs of revenues were $77,107 for the nine months ended September 30, 2007 compared to $152,859 for the nine months ended September 30, 2006. This 50% decrease in cost of revenues is primarily attributable to lower depreciation expense of $57,039 related to the SecureCare.Net application as the Company had fully depreciated this asset as of January 2007 and lower operating lease expenses of $32,739 due to the Company returning approximately $300,000 in leased hardware and software in February 2006. Additionally, in 2007, the Company had lower technology-related employee and forms design expenses of approximately $12,057 and lower T1 Line (internet access) costs of $5,040. Partially offsetting these lower expenses were higher expenses associated with completion of the Company's hosted electronic fax solution, Sfax (TM), including Telco costs of $15,035, depreciation on the Sfax assets of $12,963 and IT consulting of $3,400.

Selling, general and administrative expenses were $1,144,169 for the nine months ended September 30, 2007 compared to $774,848 for the nine months ended September 30, 2006. This 48% increase in expenses was primarily attributable to higher payroll and related expenses of $203,249, resulting from the Company investing in additional resources, as required by its business plan, to initiate growth in its revised business model. Stock compensation expense was $180,336 higher in 2007. The Company recognized $318,878 in stock compensation expense for stock options granted during the third quarter of 2007. Travel and entertainment expenses were $30,437 higher due to an increase in the required travel for the employee base. Other corporate and administrative expenses, including telephone and cellular phone, computer purchases, licenses, office supplies and postage and printing costs increased $17,719 in 2007. Marketing-related costs increased $3,936 in 2007. Professional fees - legal and professional services for Sarbanes-Oxley compliance increased $3,412 and $5,955, respectively, in 2007. These higher expenses were partially offset by lower bad debt expense of $26,967, lower building rent of $20,553, lower financial consulting expenses of $11,017, lower legal settlement expense of $10,000, lower penalties and interest on state sales taxes of $9,460 and lower Directors and Officer Liability insurance expenses of $5,585.

Loss on early extinguishment of debt totaled $381,358 for the nine month period ended September 30, 2007. In late June, 2007, in accordance with the terms and conditions of the Company's original conversion offer, dated October 19, 2006, to convert the principal amounts of notes payable and accrued interest through September 15, 2006, to Common Stock, the Company received signed consents from additional note holders accepting the conversion offer representing $200,000 in notes payable and $44,018 in accrued interest (as of September 15, 2006). To affect these additional conversions the Company issued 107,396 shares of Common Stock, deeming the liabilities extinguished. The difference between the net carrying amount of the extinguished debt and the reacquisition price of the extinguished debt, totaling $400,358 was recognized currently as a loss in the period of extinguishment. Although the Company continued to accrue interest on the $200,000 principal amount of notes payable through June, 2007, by not accepting additional consideration in the form of Common Stock related to the conversion of the interest accrued from September 15, 2006 through June, 2007, the note holders effectively extinguished the additional interest. Therefore, the additional accrued interest on the converted notes reduced the loss on early extinguishment of debt the Company originally recorded in the amount of $19,000.

Interest expense for the nine months ended September 30, 2007 was $300,866 compared to $190,031 in 2006. Higher debt discount amortization in 2007 of $232,022 resulted from the issuance of notes payable from December 2006 through September 2007. Partially offsetting these higher expenses were lower interest accruals of $121,431 in 2007 resulting from an overall lower debt load in 2007.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows used in operating activities for the nine-month periods ended September 30, 2007 and 2006 totaled $950,242 and $387,320, respectively. The increase in net cash used by operating activities in 2007 is primarily due to the Company's investments in additional resources, as required by its business plan to initiate growth in its revised business model, primarily people and people-related expenses of $203,249 and a reduction in accrued liabilities of approximately $304,000.

Cash flows used in investing activities totaled $77,940 for the nine months ended September 30, 2007 and consisted of capital expenditures of $25,940 and capitalized software development costs of $52,000.

Net cash provided by financing activities was $997,000 for the nine months ended September 30, 2007 and consisted entirely of proceeds from the issuance of notes payable.

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

The financial statements for the nine months ended September 30, 2007 were prepared on the assumption that the Company will continue as a going concern. The Company sustained a net loss of $1,800,963 for the nine months ended September 30, 2007. The Company has accumulated losses through September 30, 2007 of $37,218,707 (including a non-recurring loss on early extinguishment of debt totaling $19,030,648 incurred in the fourth quarter of 2006 and $381,358 incurred in the second quarter of 2007). Cash used in operating activities for the nine-month period ended September 30, 2007 totaled $950,242. Total liabilities at September 30, 2007 of $1,241,768 significantly exceed total assets of $238,153. As of the date of this report, the Company is unable to meet all of its short-term obligations because of shortages of cash. The Company's continued existence depends upon the success of management's efforts to raise additional capital necessary to meet the Company's obligations as they come due, and to obtain sufficient capital to execute its business plan. The Company intends to obtain capital primarily through issuances of debt or equity. There can be no degree of assurance that the Company will be successful in completing additional financing transactions. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its intended business objectives. The accompanying unaudited financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or classification of liabilities which may result from the inability of the Company to continue as a going concern.

RELATED PARTY TRANSACTIONS

At September 30, 2007, the Company had principal amounts of $629,500 in notes payable to the following related parties:

      Joseph Larter - $163,500. This includes $83,000 owed to the Joseph Trust ($83,500) of which Joseph Larter is a Trustee, and $80,000 owed to the Marldene Director's Pension Scheme of which Joseph Larter is a Trustee;

      David McCall - $168,000;

      Michael Benton - $124,500 of which $15,000 is owed directly to Mr. Benton and $109,000 is owed to the Benton Investment Company of which Michael Benton is the owner;

      Kurt Gubler - $108,500;

      Ian McIntyre - $65,000.

The indebtedness to related parties was incurred as set forth below.

For the three month period ended September 30, 2007, the Company issued $90,000 in 6% notes payable initially due December 31, 2008 and 36,000 shares of common stock, in accordance with the terms and conditions of the Financing approved by the Board of Directors in June of 2007, to related parties as follows:

      $40,000 in 6% notes payable, initially due December 31, 2008, and 16,000 shares of common stock to SLT and Joe and Betty Larter being the current trustees of the Marldene Director's Pension Scheme;

      $50,000 in 6% notes payable, initially due December 31, 2008 and 20,000 shares of common stock to the Benton Investment Company, of which Michael Benton is the owner.

For the nine month period ended September 30, 2007, the Company issued notes payable, common stock purchase warrants and shares of common stock, in accordance with the terms and conditions of the December, 2006 Financing (notes payable and common stock purchase warrants) and the June, 2007 Financing (notes payable and common stock) approved by the Board of Directors, to related parties as follows:

December, 2006 Financing - $298,000 in two year Convertible Notes Payable, 6% Interest, Convertible at $2.50 per share with attached 119,200 common stock purchase warrants, of five year life, to purchase common stock at $5.00 per share:

            $27,500 in convertible notes payable and 11,000 common stock purchase warrants to SLT and Joe and Betty Larter being the current trustees of the Marldene Director's Pension Scheme;

            $83,500 in convertible notes payable and 33,400 common stock purchase warrants to The Joseph Trust, of which Joseph Larter is a Trustee;

            $93,500 in convertible notes payable and 37,400 common stock purchase warrants to David McCall;

            $93,500 in convertible notes payable and 37,400 common stock purchase warrants to Kurt Gubler.

June, 2007 Financing - $259,000 in 6% notes payable, initially due December 31, 2008, with 103,600 shares of common stock attached:

            $40,000 in 6% notes payable, initially due December 31, 2008, and 16,000 shares of common stock to SLT and Joe and Betty Larter being the current trustees of the Marldene Director's Pension Scheme;

            $109,500 in 6% notes payable, initially due December 31, 2008 and 43,800 shares of common stock to the Benton Investment Company, of which Michael Benton is the owner;

            $59,500 in 6% notes payable, initially due December 31, 2008 and 23,800 shares of common stock to David McCall;

            $50,000 in 6% notes payable, initially due December 31, 2008 and 20,000 shares of common stock to Ian McIntyre.

At September 30, 2007 the required semi-annual interest payments that were due in August of 2007, totaling $7,517, on a portion of these related party notes payable (representing $250,500 in principal) were not made by the Company. The three investors (David McCall, Joseph Larter and Kurt Gubler and their related entities) waived the Company's non-compliance with the terms of the note payable agreements as of September 30, 2007 and through October 1, 2008.

ITEM 3. CONTROLS AND PRODCECURES

Members of our management, including Neil Burley, our Chief Financial Officer and Principal Accounting and Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of September 30, 2007, the end of the period covered by this report. Based upon that evaluation, Mr. Burley concluded that our disclosure controls and procedures are effective.

INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph
(d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II: OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

      b)    EXHIBIT

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

                          SecureCare Technologies, Inc.
                                  (Registrant)

      Date: November 14, 2007             By: /s/ DENNIS NASTO
                                          -------------------------------------
                                          Dennis Nasto
                                          Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      NAME                               TITLE                DATE

      /s/ DENNIS NASTO          Chief Executive Officer       November 14, 2007
      ----------------------    and Director
      Dennis Nasto

      /s/ NEIL BURLEY           Chief Financial Officer       November 14, 2007
      ----------------------    (Principal Financial and
      Neil Burley               Accounting Officer)