Form 10KSB
period 2007-12-31
SECURECARE TECHNOLOGIES INC
filed 2008-03-27
CIK 18530

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-29804

SecureCare Technologies, Inc.

(Formerly eClickMD, Inc.)

(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)

82-0255758

(I.R.S. Employer Identification Number)

1617 W. 6th Street Suite C, Austin, Texas 78703

(Address of principal executive offices)

Registrant’s telephone number, including area code: (512) 447-3700 Securities registered pursuant to Section 12(b) of the Act: None, Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, $.001 PAR VALUE

(Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Report on Form 10-KSB or any amendment to this Report on Form 10-KSB. ☐

The issuer’s revenues for its most recent fiscal year ended December 31, 2007 were $134,065.

The aggregate market value of the voting stock (which consists solely of shares of common stock) held by non-affiliates of the Registrant as of February 29, 2008 (based upon the closing price) was $1,035,338.

Issuers involved in Bankruptcy Proceedings During the Past Five Years. Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes ☒ No ☐

The number of shares of the issuer’s common stock, par value $.001 per share, outstanding as of February 29, 2008 was 1,744,958 of which 828,270 shares were held by non-affiliates.

Documents Incorporated by Reference. Yes.

Transitional Small Business Issuer Format. Yes ☐ No ☒

SecureCare Technologies, Inc.
Form 10-KSB
For the Fiscal Year Ended December 31, 2007
INDEX

PART 1

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

This report on Form 10-KSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. SecureCare Technologies, Inc. (“SecureCare” or the “Company”) bases these forward-looking statements on its expectations and projections about future events, which the Company has derived from the information currently available to it. In addition, from time to time, SecureCare or its representatives may make forward-looking statements orally or in writing. Furthermore, forward-looking statements may be included in SecureCare’s filings with the Securities and Exchange Commission or press releases or oral statements made by or with the approval of one of SecureCare’s executive officers. For each of these forward-looking statements, SecureCare claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to future events or SecureCare’s future performance, including but not limited to:

•	Possible or assumed future results of operations

•	Future revenue and earnings; and

•	Business and growth strategies.

Forward-looking statements are those that are not historical in nature, particularly those that use terminology such as may, could, will, should, likely, expects, anticipates, contemplates, estimates, believes, plans, projected, predicts, potential or continue or the negative of these or similar terms. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the Company’s expectations, beliefs, intentions or strategies regarding the future. Forward-looking statements are subject to certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed in any forward-looking statements. These risks and uncertainties include, but are not limited to, the following important factors with respect to SecureCare:

•	the uncertainty of general business and economic conditions, including the potential for a slowdown in business and expenditures on medical information technology and software;

•	the impact of competition, both expected and unexpected;

•	our need for additional funds, and the difficulties we may face in obtaining such funds;

•

the Company’s inability to realize the anticipated benefits of strategic and operational initiatives related to increased productivity, new product development, technological advances, and the achievement of sales growth

•	those described under Risk Factors included in Item 1A of this document.

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

ITEM 1. BUSINESS

OVERVIEW

SecureCare’s management believes that the Company is a leading provider of Internet-based document exchange and e-signature solutions for the healthcare industry.

The Company’s proprietary technology offers workflow solutions that enable documents to be sent, retrieved, signed and remotely viewed anywhere in the world, between providers of healthcare, while protecting patient privacy as required by law.

The Company’s Internet-based Sfax™ with Digital Signature is the only secure EFR (electronic fax record) that is 100 percent dedicated to the healthcare industry. The product is a HIPAA-ready (Health Insurance Portability and Accountability Act) work flow solution that saves end-users up to 95 percent of the time and up to 80 percent of the cost of manual faxing. It provides a complete log and audit trail for all fax documents and completely eliminates the manual paper processing of fax documents. Sfax is distributed to end-users through the Company’s network of health care software vendors and value-added resellers.

The Company’s Internet-based SecureCare.net portal is an electronic document exchange and e-signature workflow solution that was built with Microsoft’s dotNet state-of-the art development tools. The SecureCare.net portal is tailored to the needs of physicians, clinics and home healthcare, hospice and durable medical equipment providers. This end-to-end solution offers a money-saving approach to accessing information and managing time-consuming forms and authorizations. It eliminates paper while enhancing the physicians ability to capture fees for otherwise unbilled time and services.

The Company markets its services to customers throughout the United States; currently operating from its Austin, Texas-based corporate headquarters.

The Company intends to continue to utilize the Internet to provide browser-initiated healthcare document exchange and e-signature solutions that facilitate the confidential, on-line exchange of healthcare information for many participants in the healthcare industry. Based on the technology and products in place, other applications can and will be developed that will enhance the Company’s position in the physician’s office and in the offices of other providers of healthcare. These services using Internet technology in the healthcare industry are subject to risks, including but not limited to those associated with competition from existing companies offering similar services, rapid technological change, development risks, management of growth and a minimal previous record of operations or earnings.

General

SecureCare Technologies, Inc., (the Company or SecureCare) formerly eClickMD, Inc., was incorporated in Idaho in 1961. During 1998, the Company changed its domicile to the State of Nevada and is now a Nevada Corporation.

The September 20, 1999 Reorganization

On September 20, 1999, Center Star Gold Mines entered into an Agreement and Plan of Reorganization (the Reorganization Agreement) with Link.com, Inc. Pursuant to the Reorganization Agreement, the shareholders of privately-held Link.com agreed to exchange 100% of the issued and outstanding shares of common stock or 25,000 shares, in exchange for 10,388,898 shares of the Company’s common stock with a par value of $0.001. For accounting purposes the acquisition of Link.com by the Company was treated as a recapitalization of Link.com with Link.com as the acquirer (a reverse acquisition). Accordingly, the historical financial statements are those of Link.com and its predecessors. The Board of Directors approved a change of the Company’s name to Link.com, Inc. in September, 1999. On May 26, 2000, the Company’s name was changed to eClickMD, Inc.

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

On August 6, 2003, the Company filed a proposed disclosure statement and joint plan of reorganization, dated August 5, 2003, (the Plan) with the bankruptcy court. On October 23, 2003, after notice and a hearing, the bankruptcy court signed the disclosure statement order, approving the Company’s disclosure statement. On October 24, 2003, the Debtors commenced the solicitation of holders of claims entitled to vote to accept or reject the Plan. On December 2, 2003, after notice and a hearing, the bankruptcy court entered its findings of fact, conclusions of law and order confirming the Debtor’s joint plan of reorganization dated as of August 5, 2003 (the Confirmation Order). The Plan became final and non-appealable on December 13, 2003. The effective date of the Plan was December 15, 2003.

A copy of the Plan (as amended by the bankruptcy court’s confirmation order) is incorporated by reference. Capitalized terms used but not defined herein shall have the meaning assigned to them in the Plan.

The bankruptcy court’s confirmation order is also incorporated herein by reference.

The following is a summary of the material features of the Plan and is qualified in its entirety by reference to the Plan itself.

Among other things, the Plan generally provided that all existing equity interests and rights in the Debtor would be cancelled. The Debtor’s sole secured creditor received ninety seven and one-half percent (97.50%) of the new common shares of the reorganized Debtor. Unsecured creditors received two and one-half percent (2.50%) of the new common shares of the reorganized Debtor, a cash payment equal to two and one-half Percent (2.50%) of the amount of their allowed claim, and an assignment of the Debtor’s rights under a pre-petition judgment in the amount of approximately $1 million, entered in favor of the Debtor. Equity interest holders in the Debtor each received 150 shares of new common stock, regardless of the size of their pre-petition equity interests. In addition, in connection with the Plan, the Company recorded $2,703,203 as a gain on debt settlement and $168,667 as a gain on cancellation of an executory contract during the year ended December 31, 2003.

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

On October 19, 2004, the bankruptcy court judge signed the Company’s order of final decree which effectively closed the case.

Events Subsequent to the May 13, 2003 Reorganization

On January 19, 2004, the Board of Director’s of eClickMD, Inc. approved a 1.5 for 1 forward common stock Split (the Stock Split). On January 19, 2004, the shareholder holding shares representing more than a majority of the shares of common stock entitled to vote consented in writing to the Stock Split. The Stock Split increased the number of shares of common stock issued and outstanding, as approved in The Plan, from 10,000,000 to 15,000,000.

On January 19, 2004, the Board of Director’s of eClickMD, Inc. determined to change the name of the Company to SecureCare Technologies, Inc. The purpose of the name change was to more accurately reflect the Company’s present business and its activities as well as to facilitate the future development of its business. Approval of the name change required the affirmative consent of at least a majority of the outstanding shares of the common stock of the Company. The shareholder entitled to vote more than a majority of all the shares of common stock entitled to vote consented to the name change on January 19, 2004.

The Company filed an Amendment to its Corporate Charter with the State of Nevada on February 24, 2004 affecting the Stock Split and the name change of the Company to SecureCare Technologies, Inc.

In its efforts to position the Company to raise the additional capital required to execute its business plan, during 2006, the Company affected a significant financial restructuring.

The board of directors ratified a letter agreement (the “Letter Agreement”) on June 16, 2006 with a related party, Gryphon Opportunities Fund I, LLC (“GOF”) (its majority shareholder on that date) in which GOF agreed to convert all of its outstanding notes payable and accrued interest to common stock of the Company and GOF agreed to release its lien on the Company’s assets. Both of these actions were conditioned upon the Company raising an aggregate of $570,000 in equity financing.

On June 16, 2006, the Company had approximately 30 million shares of common stock authorized remaining to be issued. To complete the equity financing and the conversion of the GOF outstanding notes payable and accrued interest to common stock, both at a price of approximately $.01 per common share, the Company would have needed approximately 140 million authorized common shares.

As a result, the Company authorized the creation of a new Mandatorially Convertible Series C Preferred Stock (the “Series C Stock”) and commenced its equity financing at an offering price of $2.72 per share of Series C Stock (approximately $.01 per common share equivalent). Each share of Series C Stock represented 200 common share equivalents. The Series C Stock had no conversion rights unless and until the Company had sufficient authorized shares of common stock available to permit the conversion of all of the shares of the Series C Stock at a rate of 200 common shares for each share of Series C Stock. The Series C Stock had no liquidation preference, dividend rights or any other rights that were not included in the rights of the current common stock holders.

The Company achieved $570,000 in its equity financing on September 15, 2006 (the “Commitment Date”), triggering the conversion of all of GOF’s outstanding notes payable and accrued interest, through the commitment date, of $600,967 and the release of the GOF lien on the Company’s assets.

Accordingly, on November 13, 2006, upon filing its Certificate of Designation for the Series C Stock with the State of Nevada, the Company immediately issued a total of 515,587 shares of Series C Stock including 251,903 shares issued in the equity financing ($576,518 in total was raised by October 2, 2006) and 264,494 shares issued to affect the conversion of GOF’s notes and accrued interest.

To further its financial restructuring efforts, on October 19, 2006 the Company made a conversion offer to the remaining note holders to convert the balance of $1,283,500 in notes payable and the related accrued interest of $262,917 to Series C Stock. By December 31, 2006, the Company had received signed consents from note holders accepting the conversion offer representing $1,020,000 in notes payable and $208,328 in accrued interest. To affect these additional conversions the Company issued an additional 540,605 shares of Series C Stock.

After securing shareholder approval of a one for two hundred reverse common stock split, on April 24, 2007, the Company amended its Articles of Incorporation with the State of Nevada to reflect the reverse common stock split. Immediately thereafter, the Company’s 20,304,000 shares of common stock were changed into approximately 101,520 shares of common stock and each of the Company’s 1,058,835 issued and outstanding shares of Series C Stock were automatically converted to 200 shares of the Company’s common stock for an aggregate of 211,767,000 shares of common stock which were automatically converted into approximately 1,058,835 shares of common stock. The total number of common shares issued and outstanding immediately following the reverse stock split was approximately 1,160,355. All share and per share amounts have been restated for all periods presented to reflect the reverse stock split.

In June, 2007, in accordance with the terms and conditions of the Company’s original conversion offer, dated October 19, 2006, the Company received signed consents from additional note holders representing $244,018 in notes payable and accrued interest. To affect these additional conversions, the Company issued 107,396 shares of common stock.

The Company’s continued existence depends upon the success of management’s efforts to raise additional capital necessary to meet the Company’s obligations as they come due and to obtain sufficient capital to execute its business plan. The Company intends to obtain capital primarily through issuances of debt or equity. There can be no degree of assurance that the Company will be successful in completing additional financing transactions.

Our Solutions

To solve inefficient and costly manual paper handling process in the healthcare industry, SecureCare Technologies has developed proprietary Internet based applications that provide workflow solutions enabling documents to be sent, signed and remotely viewed anywhere in the world, between providers of health care, while protecting patient privacy as required by law.

The Company’s Internet-based Sfax™ with Digital Signature is the only secure EFR (electronic fax record) that is 100 percent dedicated to the healthcare industry. The product is a HIPAA-ready (Health Insurance Portability and Accountability Act) workflow solution that saves end-users up to 95 percent of the time and up to 80 percent of the cost of manual faxing. It provides a complete log and audit trail for all fax documents and completely eliminates the manual paper processing of fax documents. Sfax is distributed to end-users through the Company’s network of health care software vendors and value-added resellers.

The Company’s Internet-based SecureCare.net portal is an electronic document exchange and e-signature workflow solution. The SecureCare.net portal is tailored to the needs of physicians, clinics and home healthcare, hospice and durable medical equipment providers. This end-to-end solution offers a money-saving approach to accessing information and managing time-consuming forms and authorizations. It eliminates paper while enhancing the physicians ability to capture fees for otherwise unbilled time and services. SecureCare.net enables any health record, form or prescription to move electronically, securely and effortlessly from the point of generation – whether pharmacy or home health agency, to its destination, such as a physician’s private office.

The Company markets its services to customers throughout the United States, currently operating from its Austin, Texas-based corporate headquarters. The Company’s combined solutions allow providers of health care to send and receive health care information in two different ways:

•	Sfax - electronic fax management system with digital signature and annotation features, including document tracking and status

•	SecureCare.net - electronic form format with e-Signature

The Sfax and SecureCare.net applications are written in Microsoft.Net programming language and are easily integrated into almost any enterprise software application. These solutions allow providers of healthcare to provide their information electronically to the physician, at a significant cost and timesavings, while complying with the stringent security and privacy regulations under HIPAA. Physician practices will benefit as well. The physician’s office can manage all faxes and electronic documents in a single portal environment and route them to the appropriate person within the practice for review and electronic signature, and eventually route it for return to the sender. With integration into the patient management system or the electronic medical record application (EMR) the documents can be mapped to the appropriate patient file. We believe these solutions are a major step forward in reducing the paper handling within a healthcare providers’ office and a physician practice.

The Company’s initial focus is on five segments of the healthcare delivery model.

•	National and Independent pharmacies

•	Home Health Agencies and Hospice providers

•	Durable Medical Equipment providers

•	Long Term Care providers

•	Physician practices

Within these industry segments SecureCare’s addressable market is the document exchange, e-signature and management of paperwork between the providers in each segment listed above and their referring physicians.

Sfax – a bi-directional, Internet-based electronic fax management system with digital signature and annotation features, enables healthcare providers to send, receive, sign and manage faxes from any application on any computer with an Internet connection. This process includes functionality for tracking of documents and it integrates into healthcare enterprise software vendors’ applications. Sfax has the following features and functionality:

•	It can be sold as a stand-alone product or it can be designed to be integrated into software vendor applications, or combined with SecureCare.net

•

The digital signature feature provides every user with a true digital certificate, allowing a provider to sign each fax electronically with a few clicks of a mouse, from a secure, HIPAA-ready platform, saving healthcare providers significant amounts of time that would be spent scanning and printing faxes in order to physically sign them

•

It is an easily integrated electronic fax management system for almost all software applications - allowing users to type in or select a fax number from a directory and send the forms to a physician outside of the users electronic application

•

The system operates on a HIPAA-ready platform, providing a complete log and audit trail for all documents, ensuring the secure transfer of sensitive patient health information, a feature virtually non-existent with manual faxing

•	It allows end-users to immediately increase their productivity, reduce costs, and efficiently communicate all healthcare information to their physician base or other healthcare facilities

•	It can map electronically faxed documents to patient records

SecureCare.net – A fully integrated information portal, SecureCare.net, processes electronic document exchange and e-Signature along with electronic faxing, Sfax. This fully integrated portal is designed to completely eliminate the need for all paper-based forms or documents. SecureCare.net has the following features and functionality:

•	It requires no download; this allows for quick access to the application and easy portability into newer designed web portal systems most common in physician offices today

•	It is accessed by typing a web address into any browser, which connects to the SecureCare servers and displays the appropriate login screen

•	Its documents are saved, displayed and printed in PDF (Portable Document Format) format. PDF is a highly recognized document type and is being utilized in most healthcare document image systems

•	Its integrated fax services (Sfax) allow users to type in a fax number and send the forms electronically to a physician who is not on the SecureCare.net portal

•	Its documents can be exported into an image format to send to other EMR systems

•

The SecureCare system tracks, audits and provides a history related to the status of the documents and the complete history of the document as it moves through the SecureCare system; this audit and history trail can be used for documentation in case of audits

•

Management reports give SecureCare.net users information to track the status of a patient’s document, including where the document is located and whether the physician or nurse has signed the document; turnaround time is monitored for the healthcare provider to better understand which physicians are prompt in returning documents; patient activity is reported to show a complete history of documents for each patient; all reports are saved, printed and displayed in the PDF format.

The Technology

SecureCare.net’s database is distributed, allowing for faster and broader scalability. The multiple server and storage area network (SAN) configuration provides for robust fail-over and scalability. The SecureCare.net application was built according to software standards currently in place, and in accordance with healthcare regulations specific to using the Internet. The SecureCare.net platform uses:

•	XML, SOAP, HTTP, HL7, HIPAA transaction sets

•	ANSI X12N

•	Microsoft development solutions

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

Electronic fax servers, Sfax, have been added and integrated into the SecureCare.net application that will allow us to create a virtual fax server. A healthcare provider’s patient management system is easily able to interface with Sfax by sending our application data in an XML file.

The Internet has the full potential to design and deploy universal standards such as those that govern email and electronic data transactions. Many major vendors - especially Microsoft, IBM and Sun - have developed standards such as XML (Extensible Markup Language) and SOAP (Simple Object Access Protocol) that have been adopted by the World Wide Web Consortium (W3C) which is responsible for defining Internet-based standards. Committed to the efficiencies of universal standards, both the SecureCare.net and Sfax platforms are built around Microsoft’s .NET (Dot Net) framework within the standards and regulations of HIPAA and HL-7 (Health Level Seven messaging standards). The SecureCare platform provides multiple levels of data encryption and security meeting the strictest regulatory guidelines of the Centers for Medicare & Medicaid Services and the Food and Drug Administration.

HIPAA and Federal IT Initiatives

Recent and evolving federal regulations, several healthcare reform proposals, and new government healthcare IT initiatives, are drivers of product development and should accelerate industry adoption of SecureCare’s services. HIPAA is an expansive regulatory scheme, which, among other objectives, is intended to enhance the privacy and security of a patient’s protected health information (PHI). We believe the significant federally mandated security and privacy requirements have created a high barrier to entry for new and existing IT solutions. SecureCare’s technical infrastructure was designed with HIPAA regulatory compliance in mind.

Sales and Marketing

Management believes the most effective way to penetrate our targeted markets is to sell our services through established channel partners who have signed reseller agreements with SecureCare. Our channel partners are the health care information technology (HIT) companies and software vendors with enterprise and billing software systems that are used to run our targeted end users businesses (pharmacies, home health agencies, DME providers, Long Term Care facilities and Physician practices). We intend to sell our services in an outsourced ASP (application service provider) model that is integrated into the channel partner’s software. The channel partner will sell the service in an integrated module or as an add-on service to their software platform. There are significant advantages to this strategy for everyone in the supply chain including SecureCare, its channel partners and their end-user customer base. SecureCare’s marketing efforts will be focused on selling to and supporting its channel partner strategy.

Competition

The markets in which we compete are highly competitive and rapidly changing. Although we believe there is no single company that directly competes with our Sfax and SecureCare.net solutions, we are aware of efforts by other companies to develop products or services to either compete directly with our solutions or that could be used as an alternative to our solutions. These companies offer fax products, web-based processing of medical forms and signature solutions, that could compete with our solutions. Our Sfax solution will compete primarily against traditional fax machine manufacturers, which are generally large and well-established companies, providers of fax servers and related software. In addition, Companies with which we do not presently directly compete may become competitors in the future through their product development in the area of secure online services and such companies may have greater financial, technological and marketing resources than we do.

The History of Our Current Products Offerings

In October of 2007 the company officially launched Sfax, a secure, Internet-based fax management system designed specifically for health care providers. Sfax is a bi-directional electronic faxing system enabling health care providers to send, receive and manage faxes from any application on any computer with an Internet connection. In February 2008, the Company released its digital signature and annotation features for Sfax. In March 2008, the Company launched its Sfax Web Services, providing SecureCare’s channel partners with a simple, rapid and cost-effective method of integrating Sfax into any application architecture.

On February 1, 2005, the Company announced the release of its new application, SecureCare.net. This solution transforms the costly, labor- and paper-intensive workflows between physicians and home health services providers into a highly efficient and cost effective electronic document exchange process. SecureCare.net is easy to learn and simple to use, with current users learning the solution in 10 minutes or less. It requires only a browser (such as Internet Explorer) and access to the Internet. Users can manage their documents from anywhere the Internet is available.

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

In July 2003, the Company began transitioning its peer-to-peer software solution to a highly scale-able platform for mid to large-sized enterprises. This new platform allowed the Company to leverage its home healthcare and physician network by adding connections to medical equipment companies, pharmacies, nursing homes, hospice, hospitals, research communities, lab companies and insurance payors.

In early November 2001, we began development of our third generation software. In this generation of the product the SecureCare platform included dynamic forms presentation and new user features that were robust and user friendly. The SecureCare document viewer and forms presentation engine was designed to accommodate larger enterprises in today’s healthcare sectors. This new, third generation technology, took advantage of the Windows(R) look and feel that is most common in today’s healthcare environment, and utilized the Internet as the back-end communication pipeline to the SecureCare web services platform located in the data center. The SecureCare database served up robust dynamic forms through a small Windows client interface that was updated every time the user began utilizing the application. User authentication and login was verified by standard PKI (Public Key) with digital certificates. If the users name and password did not match the digital certificates criteria then the user’s access was disallowed. The digital certificate was stored in a certificate vault and was only used during the current user session. This concept is truly innovative and allows for ease of use and portability for the user. The certificate vault can accommodate other digital certificates that are issued by other certificate authorities, (Verisign (TM), Digital Trust(TM), Baltimore Security(TM), and many others). The vault concept allowed SecureCare to manage the certificates for the user. The third generation software was based on data manipulation and presentation to the dynamic forms. This concept allowed the Company to interface with already available data from other healthcare software applications. The Company was able to interface with these large software vendors that have market penetration already established and allowed these vendors to become HIPAA -ready at the same time. If the direct interface solution was not feasible or could not be physically implemented, the Company developed a solution to accommodate this problem. This solution included a printer driver that could be selected in all Windows applications that converts any document into a XML image that the SecureCare platform could interpret and present to the user in an image of the form. Signature/date templates could be created on this form image and then sent on to the physicians and nurses for signature.

The Company has contracted with Sungard Availability Services (“Sungard”) to house and maintain the Company’s server-farm which hosts our ASP application. Sungard’s MAX architecture begins with their direct connectivity to multiple Tier 1 backbones. Inside, Sungard has built a fully redundant, self-healing network, which consistently routes our customer traffic over the highest performance backbone. Sungard engineers constantly monitor and upgrade this architecture to stay ahead of the bandwidth growth. If a backbone goes down, a local fiber gets cut or a hardware component fails, our customers can still access the application through a sophisticated fail over system. Sungard will protect the network perimeter with a security product called Check Point FireWall-1TM, state-of-the art inspection Internet firewall technology. Residing at the lowest software layer, FireWall-1TM inspects every packet that crosses our link to the Internet. A comprehensive inspection policy will significantly reduce the chances of unauthorized access to our data and applications. FireWall-1TM does not affect system performance and is transparent to authorized users and applications.

Currently, the Company’s SecureCare.net product is licensed to approximately 1,400 physicians, of which approximately 500 were active in 2007 and 28 home health care provider locations located in Texas, Louisiana, North Carolina, Florida, Minnesota, Wisconsin, Virginia, Oklahoma, Missouri and Alabama. Home healthcare agencies are charged a monthly fee per provider location utilizing the software. In addition there are one-time training and set-up fees and integration and customization charges as contracted. Currently, physicians are not charged for utilizing the software. Officially launched in October of 2007, the Company’s revenue from its Sfax product was immaterial as a percentage of total revenue for the year ended December 31, 2007. Management believes that upon execution of its business plan, revenue from its Sfax product will represent a material percentage of total revenue beginning in 2008.

The Company intends to continue to utilize the Internet to provide browser-initiated healthcare document exchange and e-signature solutions that facilitate the confidential, on-line exchange of healthcare information for many participants in the healthcare industry. Based on the technology and products in place, other applications can and will be developed that will enhance the Company’s position in the physician’s office and in the offices of other providers of health care.

Product Evolution

The Company’s first product, DocLink, was released in January 1997. This product furnished health care providers with a means to send doctor’s orders (and other vital patient information) to a physician’s office, where the orders would then be reviewed and authorized by the physician on his or her desktop computer. DocLink allowed a home care provider to scan a medical order and send it to a physician. At the doctor’s office, DocLink alerted the physician with a “you’ve got mail” type icon, where the physician could read the order on the screen and affix his or her electronic signature by invoking a password. DocLink automatically delivered the signed order back to the home care provider and automatically printed the order to be stored in the paper chart. While the physician was reviewing orders, DocLink could provide him or her with a timing routine, which also fed a database that furnished per-patient oversight billing reports.

DocLink was a Microsoft Windows-based application that operated on the currently available versions of Windows, and it provided an electronic link between doctors and home health care agencies to expedite the processing of paperwork. The electronic link consisted of original documents that must be electronically sent to the physician, electronically signed by the physician, and returned to the provider. A health care agency simply clicked on a graphical button on a Windows screen to scan a document into the software, and clicked on another graphical button to send the orders/documents to the physician for review. The physician logged into the system using his/her encrypted password and began reading and signing the orders with electronic signature verification on the screen. Once completed, DocLink automatically sent this information back to the health care agency. The Company’s services reduced administrative paperwork, resulting in savings for our clients and significantly expedited the reimbursement process, which directly resulted in a lower average number of outstanding accounts receivable days for our clients. Research had shown that most physicians and home health care agencies neglected the signature attainment portion of the paper work process due to the overwhelming difficulties and liabilities associated with the typical paper based process. Utilizing SecureCare’s software simplified and expedited a previously difficult and tedious process into a significant income-producing component of a physician’s business practice through implementation of the Care Plan Oversight (CPO) billings.

Medicare increased CPO billing rates between 17% and 22% for the year 2000 to get more physicians to bill for and review documents coming from home health agencies. Many physicians overlooked the CPO billings, primarily due to the increased paperwork to manually track the billing. In a research report prepared for the Massachusetts Medical Society regarding care plan oversight charges from Medicare, it was reported that 89.8% of respondents did not submit these charges for payment. There was a significant relationship between physician specialty and whether or not a respondent submitted this charge. A very low percentage of overall respondents submitted this charge. When asked, “Why not?” the majority of respondents (57.6%) reported that they were not aware of this charge. Forty two percent (42.4%) reported other reasons. The verbatim responses indicated that the respondents did not submit this charge because: 1) the time required is not worth the compensation, 2) they are not paid even when they do submit the charge, and 3) insufficient time is spent on care plan oversight. Fear of audit and lack of billing system capability was also mentioned. Our software product, DocLink automatically tracked the time spent on CPO and produced reports that could be used as the source document for billing. DocLink solved these issues and passed HCFA (Health Care Financing Administration) and OIG (Office of Inspector General) audits conducted by the Federal Government.

In September 1999 the Company launched its first Internet site with its first completely Web-based application called net.Care. This software provided verification regarding whether services rendered to a patient were eligible for reimbursement. The net.Care application was a Web-enabled product that was developed by the Company in conjunction with several clinical and administrative professionals in home health care to verify whether services rendered by a provider to a patient were eligible for reimbursement. In 1999, the HCFA implemented OASIS (the Outcomes Assessment Information Set). This program allowed home health care providers to upload an OASIS file, which was a project implemented by the HCFA. The primary focus of the project was to improve the quality of care; however, OASIS became the financial determinant of reimbursement for home health care. OASIS determined eligibility for Medicare as well as appropriateness of care and actual payment rates. There were many instances in the assessment form that allowed the home health care agency to contradict other portions of the assessment, albeit minor, thereby disallowing proper charges for payment. Using net.Care as an audit tool helped to discover such discrepancies before the information was sent to the state clinical regulatory agencies or HCFA. This allowed changes to be implemented prior to the submission of the data. These changes could be performed in minutes, whereas a manual audit could take one to two hours. The net.Care product reduced the labor costs associated with the time nurses spent on reviewing data in a patient’s paper chart. It also reduced the chance of claims rejections for documentation deficiencies. The product was also designed to detect conflicting nurse responses; to assist with the coordination and preparation of a patient’s plan of care; to recognize patients who may not be eligible for particular services; and to make suggestions for completion of the patient’s plan of treatment.

On June 30, 2000, the Company acquired certain assets of LuRo Associates, dba Health Tech, Inc., a developer of financial and accounting software designed for the health care industry. The Company exited this business effective December 31, 2004.

On November 15, 2000, the Company released its Internet-based ASP software product called ClickMD that enabled health care providers to communicate and validate pertinent and private information to physicians and other ancillary providers while keeping the data secure. It reduced costs typically incurred in terms of the time and expense required to communicate such information manually. This product furnished health care providers with a means to send doctor’s orders (and other vital patient information) to a physician’s office, where the orders would then be reviewed and authorized by the physician on his or her desktop computer. ClickMD allowed a home care provider to scan in an order and send it to a physician. At the doctor’s office, ClickMD alerted the physician with a “you’ve got mail” type icon, where the physician could read the order on the screen and affix his or her electronic signature by invoking a password. ClickMD automatically delivered the signed order back to the home care provider through the ASP and automatically printed the order to be stored in the paper chart. While the physician was reviewing orders, ClickMD could provide him or her with a timing routine, which also fed a database that furnished per-patient oversight billing reports.

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

Government Regulation

Participants in the healthcare industry are subject to extensive and frequently changing regulation at the federal, state and local levels. The Internet and its associated technologies are also subject to government regulation. Many existing laws and regulations, when enacted, did not anticipate the methods of healthcare Internet-based document exchange and e-signature capabilities that the Company is developing. The Company believes, however, that these laws and regulations may nonetheless be applied to the Company’s healthcare business. The Company believes that its products adhere to all applicable regulations including CMS and HIPAA Internet based information mandates.

Current laws and regulations that may affect the healthcare Internet-based electronic document exchange and e-signature industry relate to the following:

o	Confidential patient medical record information;

o	The electronic transmission of information from physicians’ offices to agencies, pharmacies, and other healthcare providers;

o	The use of software applications in the diagnosis, cure, treatment, mitigation or prevention of disease;

o	Health maintenance organizations, insurers, healthcare service providers and/or employee health benefit plans; and

o	The relationships between or among healthcare providers.

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

Employees

As of December 31, 2007, the Company had six full-time employees, including two employees in sales and marketing, two employees in technology development, one employee in customer support and one employee in finance and accounting. The Company also had one part-time employee. The Company’s ability to achieve its operational and financial objectives in the future is dependent on its ability to continue to attract, integrate, retain and motivate highly qualified technical and customer support personnel. A competitive environment exists for attracting such personnel. When the Company expands its operations, additional employees will be necessary.

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

RISKS RELATED TO BUSINESS

DEPENDENCE ON MANAGEMENT. The Company’s success depends to a large degree upon the skills of its senior management team and current key employees and upon its ability to identify, hire, and retain additional sales, marketing, technical and financial personnel. The Company may be unable to retain its existing key personnel or attract and retain additional key personnel. The Company depends particularly upon the following key executives: Dr. Richard Corlin, Chairman of the Board; Dennis Nasto, Principal Executive Officer and member of the Board of Directors; Neil Burley, Principal Financial Officer and Principal Financial and Accounting Officer; and Eugene Fry, Vice-President of Product Development and Technology. The Company does not have employment contracts with these officers and key employees. The Company does not maintain key person life insurance for any of its officers or key employees. The Company also does not require its executives or its employees to enter non-competition agreements with the Company. However, the Company does seek to protect its confidential information through confidentiality agreements. The loss of any of its key officers and employees or the failure to attract, integrate, motivate, and retain additional key employees could have a material adverse effect on the Company’s business. Additionally, the Company must attract additional, qualified sales staff.

WE ARE ENGAGED IN A BUSINESS THAT PROVIDES HEALTHCARE ELECTRONIC COMMERCE SERVICES AND WE HAVE INCURRED NET LOSSES SINCE INCEPTION. We began our current operations in the fall of 1999 upon the closing of our reorganization with Link.com, Inc., a privately-held Nevada corporation. We were originally incorporated under the name Center Star Gold Mines, Inc. for the prior purpose of exploring commercial gold deposits, and we owned various unpatented mining claims near Grangeville, Idaho. We abandoned our last mining claim in 1995. Upon our reorganization with Link.com, Inc. (the Reorganization) we changed our business to the healthcare e-commerce industry, specifically connecting physicians, home health agencies and nursing homes via electronic document exchange and e-signature solutions. In August 2000 we changed our name to eClickMD, Inc. (or eClickMD). In February of 2004 we changed our name to SecureCare Technologies, Inc. (the Company, or SecureCare). We have developed or purchased and continue to develop Internet-based document exchange and e-signature solutions for the healthcare industry. We did not generate our first electronic document exchange and e-signature revenues until the quarter ended September 30, 1999. As of December 31, 2007, we had an accumulated deficit of $37,804,116. We expect to continue to incur significant development, deployment and sales and marketing expenses in connection with our business and to continue to incur operating losses for at least the next fiscal year. We may never achieve or sustain profitability. The provision of services using Internet technology in the healthcare e-commerce industry is a developing business that is inherently riskier than businesses in industries where companies have established operating histories.

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

OUR BUSINESS PROSPECTS WILL SUFFER IF WE ARE NOT ABLE TO QUICKLY AND SUCCESSFULLY DEPLOY OUR SYSTEMS AND PRODUCTS. We believe that our business prospects will suffer if we do not deploy our services quickly. We began allowing access to our Web-based electronic document exchange and e-signature solutions system in November of 2000 and intend to expand deployment of access to our Web-based products and services during the year 2008 and future years, although there can be no assurance that we will be able to continue to do so during this time, or at all. In order to deploy our services, in some cases, we must integrate our architecture with our channel partners, physicians’, payers’ and home healthcare providers’ systems. We will need to expend substantial resources to integrate our systems with the existing computer systems of large healthcare organizations, home health care organizations and physicians. We have limited experience in doing so, and may experience delays in the integration process. These delays would, in turn, delay our ability to generate revenue from our services and may have a material adverse effect on our business, financial condition and operating results. As we continue to deploy our electronic document exchange and e-signature products and services, we may need to expand and adapt it to accommodate additional users, increased transaction volumes and changing customer requirements. This expansion and adaptation could be costly. We may be unable to expand or adapt our network infrastructure to meet additional demand or our customers’ changing needs on a timely basis and at a commercially reasonable cost, or at all. Any failure to deploy, expand or adapt our system quickly could have a material adverse effect on the Company’s business, financial condition and operating results.

WE DO NOT CURRENTLY HAVE A SUBSTANTIAL CUSTOMER BASE AND OUR REVENUES WILL INITIALLY COME FROM HOME HEALTHCARE PROVIDERS IN A SMALL NUMBER OF GEOGRAPHIC MARKETS. We currently do not have a substantial customer base. In addition, we expect that initially we will generate a significant portion of our revenue from providing our products and services in Texas, Louisiana, North Carolina, Virginia, Florida, Minnesota, Wisconsin, Oklahoma, Missouri, and Alabama. If we do not generate as much revenue in this market or from these home healthcare providers as expected, or expand to additional markets and to other providers of healthcare as expected, our revenue could be significantly reduced, which would have a material adverse effect on our business, financial condition and operating results.

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

WE MAY EXPERIENCE SIGNIFICANT DELAYS IN GENERATING REVENUES FROM OUR SERVICES BECAUSE POTENTIAL CUSTOMERS COULD TAKE A LONG TIME TO EVALUATE THE PURCHASE OF OUR SERVICES. A key element of our strategy is to market our services directly to large healthcare organizations, including home health care and durable medical equipment organizations. We do not control many of the factors that will influence physicians’, home healthcare providers’ and suppliers’ buying decisions. We expect that the sales and implementation process will be lengthy and will involve some technical evaluation and commitment of capital and other resources by home healthcare agencies, physicians, payers and suppliers. The sale and implementation of our services are subject to delays due to such organizations’ internal budgets and procedures for approving large capital expenditures and deploying new workflow technologies within their networks.

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

IN THE EVENT THAT WE PROPOSE EXPANSION THROUGH ACQUISITIONS, IT MAY BE DIFFICULT TO IMPLEMENT AND MAY EXPOSE US TO ADDITIONAL RISK. We may seek to acquire businesses that are complementary to our core businesses. Such emphasis is not, however, intended to limit, in any manner our ability to pursue acquisition opportunities in other related businesses or in other industries. We may enter into further acquisitions, joint ventures, strategic alliances or other business combinations. These transactions may materially change the nature and scope of our business. Although our management will endeavor to evaluate the risks inherent in any particular transaction, there can be no assurance that we will properly ascertain all such risks. In addition, no assurances can be given that we will succeed in consummating any such transactions, that such transactions will ultimately provide us with the ability to offer the services described or that we will be able to successfully manage or integrate any resulting business. The success of our acquisition program will depend on, among other things, the availability of suitable candidates, the availability of funds to finance transactions, and the availability of management resources to oversee the operation of resulting businesses. Financing for such transactions may come from several sources, including, without limitation cash and cash equivalents on hand, proceeds from new indebtedness, or proceeds from the issuance of additional common stock, preferred stock, convertible debt or other securities. The issuance of additional securities, including common stock, or other convertible securities could result in substantial dilution of the percentage ownership of the Company’s stockholders at the time of any such issuance, and substantial dilution of our earnings per share. The proceeds from any financing may be used for costs associated with identifying and evaluating prospective candidates, and for structuring, negotiating, financing and consummating any such transactions and for other general corporate purposes. We do not intend to seek stockholder approval for any such transaction or security issuance unless required by applicable law or regulation.

INTEGRATING OUR BUSINESS OPERATIONS WITH BUSINESSES WE MAY ACQUIRE IN THE FUTURE, MAY BE DIFFICULT AND MAY HAVE A NEGATIVE IMPACT ON OUR BUSINESS. We may acquire additional businesses in the future. The integration of companies or businesses that we may acquire in the future involves the integration of separate companies that have previously operated independently and have different corporate cultures. The process of combining such companies may be disruptive to their businesses and may cause an interruption of, or a loss of momentum in, such businesses as a result of the following difficulties, among others, loss of key employees or customers; possible inconsistencies in standards, controls, procedures and policies among the companies being combined and the need to implement and harmonize company-wide financials, accounting, information and other systems; failure to maintain the quality of services that such companies have historically provided; the need to coordinate geographically diverse organizations; and the diversion of management’s attention from our day-to-day business and that of any company or business that we may acquire, as a result of the need to deal with the above disruptions and difficulties and/or the possible need to add management resources to do so. Such disruptions and difficulties, if they occur, may cause us to fail to realize the benefits that we currently expect to result from such integration and may cause material adverse short- and long-term effects on our operating results and financial condition.

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

THE SUCCESSFUL OPERATION OF OUR BUSINESS DEPENDS UPON THE SUPPLY OF CRITICAL ELEMENTS AND MARKETING RELATIONSHIPS FROM OTHER COMPANIES. We depend upon third parties for several critical elements of our business, including various technology, infrastructure, customer service and marketing components. We rely on private third-party providers for our Internet and telephony connections and for co-location of a significant portion of our communications servers. Any disruption in the services provided by any of these suppliers, or any failure by them to handle current or higher volumes of activity could have a material adverse effect on our business, prospects, financial condition, operating results and cash flows. To obtain new customers, we have channel partner reseller and sales agent agreements with health care information technology (HIT) companies and other software vendors. These arrangements typically are not exclusive and do not extend over a significant period of time. Failure to continue these relationships on terms that are acceptable to us or to continue to create additional relationships could have a material adverse effect on our business, prospects, financial condition, operating results and cash flow.

WE ARE EXPOSED TO RISK IF WE CANNOT MAINTAIN OR ADHERE TO OUR INTERNAL CONTROLS AND PROCEDURES. We have established and continue to maintain, assess and update our internal controls and procedures regarding our business operations and financial reporting. Our internal controls and procedures are designed to provide reasonable assurances regarding our business operations and financial reporting. However, because of the inherent limitations in this process, internal controls and procedures may not prevent or detect all errors or misstatements. To the extent our internal controls are inadequate or not adhered to by our employees, our business, financial condition and operating results could be materially adversely affected.

If we are not able to maintain internal controls and procedures in a timely manner, or without adequate compliance, we may be unable to accurately report our financial results or prevent fraud and may be subject to sanctions or investigations by regulatory authorities such as the Securities and Exchange Commission. Any such action, or restatement of prior-period financial results, could harm our business or investors’ confidence in our company, and could cause our stock price to fall.

GOING CONCERN. The financial statements have been prepared on the assumption that the Company will continue as a going concern. The Company sustained net losses of $2,386,373 and $20,352,778 for the years ended December 31, 2007 and 2006, respectively. The Company has accumulated losses through December 31, 2007 of $37,804,116 (including a non-recurring loss on early extinguishment of debt totaling $19,030,648 incurred in the fourth quarter of 2006 and $381,358 incurred in the second quarter of 2007). Cash used in operating activities for the same periods aggregated $1,347,530 and $598,209, respectively. Total liabilities at December 31, 2007 of $1,721,133 significantly exceed total assets of $287,403. As of the date of this report, the Company is unable to meet all of its short-term obligations because of shortages of cash. The Company’s continued existence depends upon the success of management’s efforts to raise additional capital necessary to meet the Company’s obligations as they come due, and to obtain sufficient capital to execute its business plan. The Company intends to obtain capital primarily through issuances of debt or equity. There can be no degree of assurance that the Company will be successful in completing additional financing transactions. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have a material adverse effect on the Company’s ability to continue as a going concern and to achieve its intended business objectives. The accompanying unaudited financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or classification of liabilities which may result from the inability of the Company to continue as a going concern.

RISKS RELATED TO INDUSTRY

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

THE DESIRABILITY OF OUR SERVICES IS CONTINGENT ON OUR ABILITY TO CONTINUE TO COMPLY WITH PRESENT AND FUTURE GOVERNMENT REGULATIONS. Our services may be subject to extensive and frequently changing regulation at federal, state and local levels. The Internet and its associated technologies are also subject to government regulation. Many existing laws and regulations, when enacted, did not anticipate the methods of healthcare solutions we are developing. We believe, however, that these laws and regulations may nonetheless be applied to our healthcare solutions business. It may take years to determine the extent to which existing laws and regulations governing general issues of property ownership, sales and other taxes, libel, negligence and personal privacy are applicable to the Internet. Laws and regulations may also be adopted in the future that address Internet-related issues, including security, privacy and encryption, pricing, content, copyrights and other intellectual property; contracting and selling over the Internet; and distribution of products and services over the Internet. Accordingly, our healthcare solutions business may be affected by current regulations as well as future regulations specifically targeted to this new segment of the healthcare industry. While our products are designed to aid our customers’ compliance with certain government regulations, changes in these regulations or their repeal could reduce the need for our products.

RISKS RELATED TO STOCK

OUR LIMITED OPERATING HISTORY MAKES IT DIFFICULT TO FORECAST OUR REVENUES AND EXPENSES. Our limited operating history makes it difficult to forecast our future revenues and expenses. Although our revenues increased from the closing of the Reorganization in December 2003 through December 2005, quarterly revenue growth may not be indicative of future performance. Revenues for the twelve months ended December 31, 2007 were $134,065 compared to $244,815 for the twelve months ended December 31, 2006. This 45% decrease in sales reflects customer attrition after the Company implemented a staff reduction in December, 2005.

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

RISKS RELATED TO GROWTH

PRICE ADJUSTMENTS COULD DECREASE NEW CUSTOMER SIGN UP RATES, INCREASE CANCELLATION RATES, OR DECREASE REVENUE WHICH COULD ADVERSELY AFFECT OUR FINANCIAL RESULTS. While management is currently comfortable with our pricing strategy, responding to unforeseen opportunities or changes in technology may result in adjustments to our pricing strategy. Price increases may decrease new customer sign up rates or increase cancellation rates, which could adversely affect our financial results. Price decreases, due to competition or market penetration, could also adversely affect our financial results.

INCREASED COST OF EMAIL TRANSMISSIONS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS. We rely on email for the delivery of our fax notification. If regulations or other changes in the industry lead to a charge associated with the sending or receiving of email messages, the cost of providing our services would increase and, if significant, could adversely affect our business, prospects, financial condition, operating results and cash flow.

IF WE EXPERIENCE EXCESSIVE CREDIT CARD CHARGES OR CANNOT MEET EVOLVING CREDIT CARD COMPANY MERCHANT STANDARDS IMPOSED BY CREDIT CARD COMPANIES, WE COULD LOSE THE RIGHT TO ACCEPT CREDIT CARDS FOR PAYMENT AND OUR SUBSCRIBER BASE COULD DECREASE SIGNIFICANTLY. We anticipate offering credit cards as a means for our customer base to pay for our services, and we anticipate a large number of customers taking advantage of this feature. We could incur losses from claims that the customer did not authorize the credit card transaction to purchase our service. If the number of unauthorized credit card transactions becomes excessive, we could be assessed substantial fines for excessive chargebacks and we could lose the right to accept credit cards for payment. In addition, as they have recently done, credit card companies may again change the merchant standards required to utilize their services. If we are unable to meet these new standards we could be unable to accept credit cards and our paid customer base could significantly decrease, which could have a material adverse effect on our business, prospects, financial condition, operating results and cash flow.

OUR BUSINESS COULD SUFFER IF WE CANNOT OBTAIN TELEPHONE NUMBERS, ARE PROHIBITED FROM OBTAINING TELEPHONE NUMBERS OR ARE LIMITED TO DISTRIBUTING NUMBERS TO ONLY CERTAIN CUSTOMERS. Our future success depends on our ability to (i) procure large quantities of telephone numbers in the United States and foreign countries in desirable locations at a reasonable cost and (ii) offer our services to our prospective customers without restrictions. Our ability to procure and distribute telephone numbers depends on factors such as applicable regulations, the practices of telecommunications carriers that provide telephone numbers, the cost of these telephone numbers and the level of demand for new telephone numbers. Failure to obtain telephone numbers in a timely and cost-effective manner or regulatory restrictions on our ability to market our services without restriction may hinder or prevent us from entering some foreign markets or hamper our growth in domestic markets, and may have a material adverse effect on our business, prospects, financial condition, operating results and cash flows.

In addition, future growth in our customer base, together with growth in the customer bases of providers of other fax and/or voicemail to email and unified messaging services, may increase the demand for large quantities of telephone numbers, which could lead to insufficient capacity and an inability on our part to acquire the necessary telephone numbers to accommodate our future growth.

OUR BUSINESS WILL BE HIGHLY DEPENDENT ON OUR BILLING SYSTEM. A significant part of our revenues depends on prompt and accurate billings processes. Customer billing is a highly complex process, and our billings system must efficiently interface with third party systems, such as those of credit card processing companies. Our ability to accurately and efficiently bill our subscribers is dependent on the successful operation of our billing system and the third party systems upon which we rely, such as our credit card processor, and our ability to provide these third parties the information required to process transactions. In addition, our ability to offer new paid services or alternative-billing plans is dependent on our ability to customize our billing system. As the number of our paid customers continues to grow, we will need to continue to automate our billing systems and procedures. We are in the process of upgrading our current billing system to meet the needs of our growing subscriber base. Any failure to properly implement the upgraded system or to manage the new system and procedural transitions could impair our ability to properly bill our current customers or attract and service new customers. In addition, any failures or errors in our current billing systems or procedures or resulting from any upgrades to our billing systems or procedures could materially and adversely affect our business and financial results.

OUR FAILURE TO PROPERLY MANAGE GROWTH COULD HARM OUR BUSINESS. We are preparing for rapid growth and anticipating expansion into new markets and countries. We expect this expansion to place a significant strain on our management, operational and financial resources. As a result, we must be ready to expand and adapt our operational infrastructure and increase the number of our personnel in certain areas. Our business relies on our data systems, billing systems for our fee based and other services, and other operational and financial reporting and control systems. All of these systems will become increasingly complex due to the growing diversification and complexity of our business and to acquisitions of new businesses with different systems. To manage further growth, we will need to continue to automate, improve or replace our data, billing and other existing operational, customer service and financial systems, procedures and controls. In particular, as our services for which we bill users grow, any failure of our billing systems to accommodate the increasing number of transactions and accurately bill users could adversely affect our business and ability to collect revenue. These upgrades and improvements will require a dedication of resources and in some cases are likely to be complex. Any failure to properly implement and manage these systems and procedural transitions could impair our ability to attract and service customers, and could cause us to incur higher operating costs and delays in the execution of our business plan. If we cannot manage growth effectively, our business and operating results could suffer.

WE MAY BE SUBJECT TO RISKS FROM INTERNATIONAL OPERATIONS. If management feels it makes sense to expand our business operations to countries outside of the United States, our future results could be materially adversely affected by a variety of uncontrollable and changing factors including, among others, foreign currency exchange rates; political or social unrest or economic instability in a specific country or region; trade protection measures and other regulatory requirements which may affect our ability to provide our services; difficulties in staffing and managing international operations; and adverse tax consequences, including imposition of withholding or other taxes on payments by subsidiaries and affiliates. Any or all of these factors could have a material adverse impact on our future business, prospects, financial condition, operating results and cash flows.

In addition, if we expand to new international markets, we will have very limited experience in marketing and operating our services in such markets. In addition, certain international markets may be slower than domestic markets in adopting the Internet and so our operations in international markets may not develop at a rate that supports our level of investments.

ITEM 2. PROPERTIES

On February 9, 2008, the Company relocated its principal executive office to approximately 1,500 square feet of leased office space at a new location in Austin, Texas. The Company has leased this new location for two years. The company believes that its facilities are adequate for the Company’s current operations and that additional leased space can be obtained when its expansion plans commence.

ITEM 3. LEGAL PROCEEDINGS

On March 7, 2008, the Company received a letter from an attorney for an investor demanding payment on a promissory note issued in 2004 with a principal balance of $63,500. Another party has advised the Company that it is the legal owner of the promissory note. No legal action has been commenced and the Company is attempting to resolve the matter between the parties. The promissory note has been carried on the Company’s books as a liability and management does not believe that the outcome of this matter will have a material effect on the Company’s financial position, operating results or cash flows. However, there can be no assurance that any legal proceeding that develops as a result of this matter will not have a material impact.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On February 28, 2007, the Board of Directors of the Company commenced written solicitation of the holders of its common stock and its Series C Stock, as of February 23, 2007 (the “Record Date”) to grant the Company’s Board of Directors discretionary authority to effect a reverse stock split of two hundred for one in order for the Company to have sufficient shares to meet its existing obligations. This proposed reverse stock split did not change the number of shares of common stock (50,000,000) that the Company is authorized to issue. After completion of the taking of written shareholder consents, of the approximate 232 million shares and share equivalents entitled to vote on the proposal, approximately 167 million or 72% voted in favor of the proposal; approximately 85,000 or .04% voted against the proposal and .01% abstained.

The Company has not declared or paid cash dividends on its common stock and presently has no plans to do so. Any change in the Company’s dividend policy will be at the sole discretion of the Board of Directors and will depend on the Company’s profitability, financial condition, capital needs, future loan covenants, general economic conditions, future prospects and other factors deemed relevant by the Board of Directors. The Company currently intends to retain earnings for use in the operation and expansion of the Company’s business and does not anticipate paying cash dividends in the foreseeable future.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

On May 21, 2007 the Company’s stock began trading on the Over-The-Counter Bulletin Board under the new symbol SCUC. The stock symbol change was made to reflect a 1 for 200 reverse stock split of the Company’s common stock that was affected on the National Association of Securities Dealers OTCBB. Prior to May 21, 2007 the Company’s stock symbol was SCUI (from the period December 28, 2004 through May 18, 2007). The following table sets forth the range of high and low prices as reported on the National Association of Securities Dealers OTCBB for the periods indicated. The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not necessarily represent actual prices. All prices below have been restated for all periods presented to reflect a 1 for 200 reverse stock split of the Company’s common stock that was affected on the National Association of Securities Dealers OTCBB on May 21, 2007.

Fiscal Year 2007	High	Low

Quarter Ended March 31	$14.00	$6.00
Quarter Ended June 30	$7.00	$6.00
Quarter Ended September 30	$6.00	$0.80
Quarter Ended December 31	$1.57	$1.50

Fiscal Year 2006	High	Low

Quarter Ended March 31	$70.00	$36.00
Quarter Ended June 30	$50.00	$20.00
Quarter Ended September 30	$32.00	$18.00
Quarter Ended December 31	$32.00	$14.00

The common stock is deemed to be a “penny stock” as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”).

Penny stocks are stocks:

•	with a price of less than $5.00 per share;

•	that are not traded on a “recognized” national exchange;

•	whose prices are not quoted on the Nasdaq automated quotation system (Nasdaq listed stock must have a price of not less than $5.00 per share); or

•

issued by companies with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $5.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

Section 15(g) of the Exchange Act and Rule 15g-2 promulgated under the Securities Act require broker/dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain manually signed and dated written receipt of the document before effecting a transaction in a penny stock for the investor’s account. Compliance with such requirements may make it more difficult for holders of the common stock to resell their shares to third parties or otherwise which could have a material adverse affect on the liquidity and market price of the common stock.

As of December 31, 2007, the Company had 1,312 holders of record of its common stock.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements of the Company and the notes thereto included elsewhere in this Report on Form 10-KSB. The discussion in this section of this Report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, those discussed in Risk Factors and those discussed elsewhere in this Report on Form 10-KSB.

Forward Looking Statements

This Annual Report on Form 10-KSB contains “forward-looking” statements as such term is defined in the Private Securities Litigation Reform Act of 1995 and information relating to the Company that are based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar import, as they relate to the Company or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein and in other filings made by the company with the Securities and Exchange Commission. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.

Overview

SecureCare’s management believes that the Company is a leading provider of Internet-based document exchange and e-signature solutions for the healthcare industry.

The Company’s proprietary technology offers workflow solutions that enable documents to be sent, retrieved, signed and remotely viewed anywhere in the world, between providers of healthcare, while protecting patient privacy as required by law.

The Company’s Internet-based Sfax™ with Digital Signature is the only secure EFR (electronic fax record) that is 100 percent dedicated to the healthcare industry. The product is a HIPAA-ready (Health Insurance Portability and Accountability Act) work flow solution that saves end-users up to 95 percent of the time and up to 80 percent of the cost of manual faxing. It provides a complete log and audit trail for all fax documents and completely eliminates the manual paper processing of fax documents. Sfax is distributed to end-users through the Company’s network of health care software vendors and value-added resellers.

The Company’s Internet-based SecureCare.net portal is an electronic document exchange and e-signature workflow solution that was built with Microsoft’s dotNet state-of-the art development tools. The SecureCare.net portal is tailored to the needs of physicians, clinics and home healthcare, hospice and durable medical equipment providers. This end-to-end solution offers a money-saving approach to accessing information and managing time-consuming forms and authorizations. It eliminates paper while enhancing the physicians ability to capture fees for otherwise unbilled time and services.

The Company markets its services to customers throughout the United States; currently operating from its Austin, Texas-based corporate headquarters.

The Company intends to continue to utilize the Internet to provide browser-initiated healthcare document exchange and e-signature solutions that facilitate the confidential, on-line exchange of healthcare information for many participants in the healthcare industry. Based on the technology and products in place, other applications can and will be developed that will enhance the Company’s position in the physician’s office and in the offices of other providers of healthcare. These services using Internet technology in the healthcare industry are subject to risks, including but not limited to those associated with competition from existing companies offering similar services, rapid technological change, development risks, management of growth and a minimal previous record of operations or earnings.

In its efforts to position the Company to raise the additional capital required to execute its business plan, during 2006, the Company affected a significant financial restructuring.

The board of directors ratified a letter agreement (the “Letter Agreement”) on June 16, 2006 with a related party, Gryphon Opportunities Fund I, LLC (“GOF”) (its majority shareholder on that date) in which GOF agreed to convert all of its outstanding notes payable and accrued interest to common stock of the Company and GOF agreed to release its lien on the Company’s assets. Both of these actions were conditioned upon the Company raising an aggregate of $570,000 in equity financing.

On June 16, 2006, the Company had approximately 30 million shares of common stock authorized remaining to be issued. To complete the equity financing and the conversion of the GOF outstanding notes payable and accrued interest to common stock, both at a price of approximately $.01 per common share, the Company would have needed approximately 140 million authorized common shares.

As a result, the Company authorized the creation of a new Mandatorially Convertible Series C Preferred Stock (the “Series C Stock”) and commenced its equity financing at an offering price of $2.72 per share of Series C Stock (approximately $.01 per common share equivalent). Each share of Series C Stock represented 200 common share equivalents. The Series C Stock had no conversion rights unless and until the Company had sufficient authorized shares of common stock available to permit the conversion of all of the shares of the Series C Stock at a rate of 200 common shares for each share of Series C Stock. The Series C Stock had no liquidation preference, dividend rights or any other rights that were not included in the rights of the current common stock holders.

The Company achieved $570,000 in its equity financing on September 15, 2006 (the “Commitment Date”), triggering the conversion of all of GOF’s outstanding notes payable and accrued interest, through the commitment date, of $600,967 and the release of the GOF lien on the Company’s assets.

Accordingly, on November 13, 2006, upon filing its Certificate of Designation for the Series C Stock with the State of Nevada, the Company immediately issued a total of 515,587 shares of Series C Stock including 251,903 shares issued in the equity financing ($576,518 in total was raised by October 2, 2006) and 264,494 shares issued to affect the conversion of GOF’s notes and accrued interest.

To further its financial restructuring efforts, on October 19, 2006 the Company made a conversion offer to the remaining note holders to convert the balance of $1,283,500 in notes payable and the related accrued interest of $262,917 to Series C Stock. By December 31, 2006, the Company had received signed consents from note holders accepting the conversion offer representing $1,020,000 in notes payable and $208,328 in accrued interest. To affect these additional conversions the Company issued an additional 540,605 shares of Series C Stock.

After securing shareholder approval of a one for two hundred reverse common stock split, on April 24, 2007, the Company amended its Articles of Incorporation with the State of Nevada to reflect the reverse common stock split. Immediately thereafter, the Company’s 20,304,000 shares of common stock were changed into approximately 101,520 shares of common stock and each of the Company’s 1,058,835 issued and outstanding shares of Series C Stock were automatically converted to 200 shares of the Company’s common stock for an aggregate of 211,767,000 shares of common stock which were automatically converted into approximately 1,058,835 shares of common stock. The total number of common shares issued and outstanding immediately following the reverse stock split was approximately 1,160,355. All share and per share amounts have been restated for all periods presented to reflect the reverse stock split.

In June, 2007, in accordance with the terms and conditions of the Company’s original conversion offer, dated October 19, 2006, the Company received signed consents from additional note holders representing $244,018 in notes payable and accrued interest. To affect these additional conversions, the Company issued 107,396 shares of common stock.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate these estimates, assumptions and judgments. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may materially differ from these estimates under different assumptions or conditions. If actual results were to differ from these estimates materially, the resulting changes could have a material adverse effect on our financial statements. We consider the following accounting policies to be the most important to the portrayal of our financial condition and that require the most subjective judgment.

REVENUE RECOGNITION

The Company derives its revenues from the following home healthcare provider sources – recurring monthly service and maintenance fees, one-time training and set-up fees and integration and customization services as contracted. The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104). SAB 104 generally requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the fee charged for services rendered and the collectability of those fees. Should changes in conditions cause management to determine these criteria are not met for certain sales, revenue recognized for any reporting period could be adversely affected. In instances when any one of the four criteria is not met, the Company will either defer recognition of the monthly service fees until the criteria are met or will recognize the recurring monthly service fees on a ratable basis. Recognition of revenue resulting from one-time training and set up fees, which are billed upfront, is deferred and amortized over the life of the corresponding arrangements and is included in deferred revenue in the accompanying financial statements.

SOFTWARE AND SOFTWARE DEVELOPMENT COSTS

The Company capitalizes costs related to computer software developed or obtained for internal use in accordance with the American Institute of Certified Public Accountants Statement of Position (SOP) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” and is depreciated using the straight-line method over the estimated useful life of the software, generally two years. SOP 98-1 provides guidance on determining whether computer software is internal-use software and guidance on accounting for proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use.

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

STOCK-BASED COMPENSATION

On January 1, 2006, the Company adopted the modified prospective method of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). SFAS No. 123R supersedes APB Opinion No. 25, and amends SFAS No. 95, “Statement of Cash Flows”. SFAS No. 123R requires that all share-based payments to employees, including the grant of employee stock options, be recognized in the income statement based on their fair values. Under the modified prospective application, SFAS No. 123R is applied to new awards and awards modified, repurchased or cancelled after the effective date. Compensation cost for the portion of awards for which requisite service has not been rendered that are outstanding as of the effective date is recognized as the requisite service is rendered on or after the effective date. The Compensation cost for the portion of awards is based on the grant date fair value of those awards, less estimated forfeitures.

Stock-based compensation expense recognized during the period is based on the value of the portion of the stock-based payment awards that is ultimately expected to vest less estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 as amended and Emerging Issues Task Force (EITF) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty’s performance is complete or the date on which it is probable that performance will occur.

Results of Operations

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenues for the twelve months ended December 31, 2007 were $134,065 compared to $244,815 for the twelve months ended December 31, 2006. This 45% decrease in sales reflects customer attrition after the Company implemented a staff reduction in December 2005.

Management believes that significant revenue growth will begin in the next twelve months if the Company is able to raise the additional capital required to execute its Sfax marketing and sales strategy.

Costs of revenues were $116,094 for the twelve months ended December 31, 2007 compared to $181,668 for the twelve months ended December 31, 2006. This 36% decrease in cost of revenues was primarily attributable to the lower salaries and benefits and other employee-related expenses of $10,000, lower operating lease expenses of $33,000, resulting from the Company returning approximately $300,000 in leased hardware and software in February, 2006 and lower depreciation expense of $49,000. These lower expenses were partially offset by increased telecom expenses of $26,000 resulting from the development and launch of the Company’s Sfax product offering.

Selling, general and administrative expenses were $1,558,750 for the twelve months ended December 31, 2007 compared to $987,077 for the twelve months ended December 31, 2006. This 58% increase in expenses was primarily attributable to the increase in payroll and other employee-related expenses of $360,000. External consulting and investor relations expenses increased $45,000 in 2007, primarily due to SOX compliance consulting of $35,000. Other marketing costs, including marketing materials, product marketing and tradeshow and press release expenses were approximately $13,000 higher in 2007. The Company also recognized stock compensation expense for stock options vested during 2007 due to its January 1, 2006, adoption of SFAS No. 123R using the modified prospective transition method, which contributed to higher expenses of $165,000 in 2007. Other corporate general and administrative expenses, including building rent, computer and software expenses, insurance, telephone, cellular phone, office supplies and postage expenses decreased $13,000 in 2007.

Bad debt expense was $2,524 for the twelve months ended December 31, 2007 compared to $44,702 for the twelve months ended December 31, 2006.

Management expects that operating expenses will increase over the next twelve to eighteen months if the Company is able to raise the additional capital required to make the necessary investments in technology enhancements and in its planned marketing, sales and support programs.

Loss on Debt Settlement, net

In 2007 there was no loss on debt settlement.

In 2006, loss on debt settlement, net of $120,988 reflected various lease restructurings, completed in 2006, totaling $137,292 offset by a gain of $16,294 associated with favorable settlement of outstanding trade payables.

Loss on Early Extinguishment of Debt

Loss on early extinguishment of debt totaled $381,358 for the twelve months ended December 31, 2007. In late June 2007, in accordance with the terms and conditions of the Company’s original conversion offer, dated October 19, 2006, to convert the principal amounts of notes payable and accrued interest through September 15, 2006, to common stock, the Company received signed consents from additional note holders accepting the conversion offer representing $200,000 in notes payable and $44,018 in accrued interest. To affect these additional conversions, the Company issued 107,396 shares of common stock. The difference between the net carrying amount of the extinguished debt and the reacquisition price of the extinguished debt, totaling $381,358 was recognized as a loss in the period of extinguishment.

Loss on early extinguishment of debt totaled $19,030,648 for the twelve months ended December 13, 2006. In the fourth quarter of 2006, the Company converted a total of $1,564,490 in notes payable and $264,806 in related accrued interest to 805,099 shares of Series C Stock (which was subsequently automatically converted to 805,099 shares of common stock on April 25, 2007). The difference between the carrying amount of the extinguished debt and the reacquisition price of the extinguished debt, totaling $19,030,648, was recognized as a loss in the period of extinguishment.

Interest expense for the twelve months ended December 31, 2007 was $463,333 compared to $232,500 in 2006. Higher debt discount amortization in 2007 of $364,691 resulted from the issuance of notes payable from December 2006 through December 2007. Partially offsetting these higher expenses were lower interest accruals of $132,805 in 2007 resulting from an overall lower debt load in 2007.

Liquidity and Capital Resources

Net cash used in operating activities for the year ended December 31, 2007 and 2006 totaled $1,347,530 and $598,209, respectively. The increase in net cash used by operating activities in 2007 is primarily due to the Company’s investments in additional resources, as required by its business plan to initiate growth in its revised business model, primarily people and people-related expenses of $360,000 and a reduction in accrued liabilities of approximately $113,924.

Cash flows used in investing activities totaled $77,940 for the year ended December 31, 2007 and consisted of capital expenditures of $25,940 and capitalized software development costs of $52,000.

Net cash provided by financing activities was $1,457,000 for the year ended December 31, 2007 which consists entirely of borrowing on notes payable. Net cash provided by financing activities was $764,019 for the year ended December 31, 2006 and consisted of the issuance of the Company’s Series C Mandatorially Convertible Preferred Stock ($576,519) and borrowing on notes payable ($187,500).

The Company has limited cash resources and intends to raise additional capital through the issuance of debt or equity. The Company believes the additional capital will allow it to continue expand the sales of its core products and develop new product offerings. The availability of cash through such resources is not assured and if the Company is not able to raise enough cash, the Company might be forced to limit its operations and selling activities, or ultimately cease operations. The financial statements for the year ended December 31, 2007 have been prepared on the assumption that the Company will continue as a going concern. The Company sustained net losses of $2,386,373 and $20,352,778 for the years ended December 31, 2007 and 2006, respectively, and has accumulated losses through December 31, 2007 of $37,804,116. Cash used in operating activities for the same periods aggregated $1,347,530 and $598,209, respectively. Total liabilities at December 31, 2007 of $1,721,133 exceed total assets of $287,403. As of the date of this report, the Company is unable to meet all of its short-term obligations because of shortages of cash. The Company’s continued existence depends upon the success of management’s efforts to raise additional capital necessary to meet the Company’s obligations as they come due, and to obtain sufficient capital to execute its business plan. The Company intends to obtain capital primarily through issuances of debt or equity. There can be no degree of assurance that the Company will be successful in completing additional financing transactions. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have a material adverse effect on the Company’s ability to continue as a going concern and to achieve its intended business objectives. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or classification of liabilities, which may result from the inability of the Company to continue as a going concern.

Inflation

The Company believes that inflation generally has not had a material impact on its operations or liquidity to date.

ITEM 7. FINANCIAL STATEMENTS

The consolidated financial statements of the Company are included herein beginning on page F-1.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. (T) CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, SecureCare’s management, with the participation of Dennis Nasto, our principal executive officer, and Neil Burley, our principal financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). In designing and evaluating its disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based upon that evaluation, Messrs. Nasto and Burley concluded that these disclosure controls and procedures were effective as of the end of the period covered in this report.

(b) Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control - Integrated Framework , issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on its assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(c) Changes in Internal Controls

There was no change in internal control over financial reporting that occurred during the fourth quarter of 2007 that has materially affected or is reasonably likely to materially affect SecureCare’s internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the age and position of each of the Company’s executive officers, directors and key employees at December 31, 2007:

Name	Age	Position

Richard Corlin, MD	67	Chairman of the Board of Directors and Principal Medical Officer

Dennis Nasto	49	Principal Executive Officer and Director

Allen Stamy	66	Director

Neil Burley	47	Vice-President and Principal Financial Officer

Eugene Fry	46	Senior Vice-President, Product and Technology Development and Principal Compliance Officer

Richard Corlin, MD has been a director since September 23, 2000 and became Chairman of the Board of Directors and Principal Medical Officer in August, 2002. He is a gastroenterologist in private practice in Santa Monica, California and was President of the American Medical Association (“AMA”) from July 2001 to July 2002. Prior to becoming President, Dr. Corlin served as Speaker of the AMA’s House of Delegates for five years. He has been active in the affairs of the AMA for the past twenty years, having served for nine years as a member and then Chair of the AMA Council on Long Range Planning and Development. From 1994 to 1998, Dr. Corlin served as a member of the Advisory Committee to the Director of the National Institute of Health. Dr. Corlin served as President of the California Medical Association (“CMA”) from 1992 to 1993, was Vice Speaker and Speaker of the CMA House of Delegates for nine years, and a member of its Board of Trustees for twelve years. He chaired numerous committees of the CMA including the Finance Committee, the Liaison Committee to State Hospital Medical Staffs, and was an active member of the CMA Speakers Bureau on Tort Reform. Dr. Corlin is a graduate of Rutgers University, and received his M.D. degree from Hahnemann Medical College. Following residency training at Hahnemann, Dr. Corlin served as a Lt. Commander in the United States Public Health Service, Heart Disease and Stroke Control Program from 1968 to 1970. He then took a gastroenterology fellowship at UCLA. He is a fellow of the American College of Physicians, is a member of both the American Gastroenterology Association and the American Society of Internal Medicine, and is a Past President of the Southern California Society of Gastrointestinal Endoscopy. He is also the Chairman of the Audio Digest Foundation, a provider of continuing medical education to healthcare professionals, a member of the Board of Governors of Marathon Multimedia, a subsidiary of Audio Digest Foundation that provides information management solutions to medical societies, Chairman of Landes Slezak Group, a subsidiary of Audio Digest Foundation that records sound and video of professional association meetings, and an assistant clinical professor at the University of California-Los Angeles School of Medicine. Dr. Corlin was Vice Chairman of American Sound and Video in 2000 when it filed a petition for reorganization pursuant to Chapter 11 under the U.S. Bankruptcy Code. The proceeding was converted to Chapter 7 under the U.S. Bankruptcy Code and the company was liquidated.

Dennis Nasto has been a director and Principal Executive Officer of the company since November 2006 when he was rehired by the Board of Directors. Previously he was Vice-President of Sales, Marketing and Customer Support from August, 2003 through September 2004. He became Senior Vice-President Sales and Marketing in October 2004. Mr. Nasto’s original employment term with the Company ended December 9, 2005 as a result of the Company’s implementation of a significant cost reduction program. He has over twenty (20) years of executive experience in sales and marketing in the healthcare industry. Prior to joining the Company, Mr. Nasto, from 2001 to 2002, was Director of Sales at ResMed Corporation, a leading home health respiratory equipment manufacturer. Mr. Nasto has been successful, during the past eighteen years in building high-energy sales teams at both small and large companies including Kimberly-Clarke Professional Healthcare, a major medical/surgical supply manufacturer, where he was employed as District Sales Manager from 1983 to 1991, and from STERIS Corporation, a leading medical device company, where he held positions as Vice President of Sales-Americas, Vice President National Accounts and Vice President of Sterilization Services from 1991 to 1998. From 2000 to 2001, Mr. Nasto also served as President of X10NET, a start up venture that focused on bringing Web-based workflow solutions to the physician marketplace.

Allen Stamy has been a director since August, 2002. From February 1996 to the present, Mr. Stamy has served as the President and Principal Operating Officer and more recently Principal Executive Officer of Audio-Digest Foundation. He also provides management oversight to its subsidiary, Marathon Multimedia, and to CME Unlimited, a medical conference capture and e-commerce business. Prior to joining Audio-Digest Foundation, Mr. Stamy worked in education and technology industries where he has had experience in sales, product management, marketing and general management. He previously worked for National Computer Systems from 1990 to 1995, Science Research Associates from 1988 to 1990, and IBM Corporation from 1967 to 1988. At IBM, he managed a full product line including new product development and distributed products through a national direct sales force, direct response marketing and complementary third-party distribution channels. He specialized in opening the Pacific Rim markets for IBM’s small computers and peripherals and managed the small system product portfolio. Mr. Stamy earned a Bachelor of Business Administration from the University of Iowa and a Master’s of Business Administration from the University of Chicago. He is a director of MedePass Inc., which provides secure transmission of medical information, a member of the Board of Governors of Marathon Multimedia, and a Director of Landes Slezak Group. Mr. Stamy also was a Director of American Sound and Video from 1998 to 2000, when it filed a petition for reorganization under the U.S. Bankruptcy Code and later was liquidated, as described above.

Neil Burley has served the Company as Vice-President and Principal Financial Officer since July 2002. He originally joined the Company in October of 2001. Mr. Burley is primarily responsible for the development of the Company’s financial model, optimization of cash flow and all aspects of finance and accounting. He is a well-seasoned financial executive with over 20 years of experience. From June, 1982 to April, 1996 Mr. Burley worked at Pennzoil Company where he held a variety of accounting and finance positions, including responsibility for all internal and external (SEC) financial reporting for the Manufacturing and Marketing Divisions. He joined Compaq Computer Corporation in April 1996, and served as Director of Corporate Financial Planning and Analysis in his last year there. In this role he functioned as a senior financial advisor to the Principal Financial Officer and Corporate Controller of this Fortune 500 Company. He led a professional team in the development and preparation of consolidated financial reports, board presentations, speech materials, quarterly budgets, earnings targets and financial forecasts for all company regions and business units. In May 2000, he left Compaq to accept equity participation and a senior management role as VP Finance and Controller in the start-up of a managed data storage services company, StorageProvider, Inc. In this role he assumed financial leadership responsibility for the strategic planning, staffing, budgeting, and management of the entire finance and accounting infrastructure. Mr. Burley graduated from Louisiana State University and is a Texas Certified Public Accountant.

Eugene Fry joined the Company in October of 2001. He is primarily responsible for ensuring the competitive viability of the Company’s products. He has over fifteen (15) years of information technology experience spanning across system analysis/engineering, sales, field service and operations. From 1996 to 1999 Mr. Fry was employed by Turner Collie and Braden, a major engineering firm, where he was responsible for designing and upgrading new technology and ensuring that implementation was coordinated and successful throughout the organization’s multiple offices. Prior to that, from 1994 to 1996 he was employed by Pacific Atlantic Group SA in Buenos Aires, Argentina, where he created an infrastructure for a U.S. affiliate to distribute, market, and manufacture a vending machine product in Argentina and other Latin American companies. Mr. Fry holds various technical certifications and expertise in various protocols, operating systems, and software. He holds a B. S. in Computer Science from Almeda University and College.

The Company is not aware of involvement in any legal proceedings by its directors or executive officers during the past five years that are material to an evaluation of the ability or integrity of such director or executive officer.

Compliance with Section 16(a) of The Exchange Act.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our directors, executive officers and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes of ownership of our common stock and other equity securities. To our knowledge, based solely upon a review of copies of such reports and amendments thereto furnished to us and written representations that no other reports were required during and with respect to the year ended December 31, 2007, all Section 16(a) filing requirements applicable to our current officers, directors and beneficial owners of more than 10% of our common stock were complied with except as follows: (i) Richard Corlin, Chairman of our Board of Directors, was late filing a Form 4, (ii) Dennis Nasto, Principal Executive Officer and a Director, was late filing a Form 3, and (iii) Neil Burley, Principal Financial Officer, was late filing a Form 4. Two of our beneficial owners, Joe Larter and David McCall were each late filing a Form 3.

Code of Ethics

The Board of Directors of the Company adopted the SecureCare Technologies, Inc. Ethics and Business Compliance Procedures at its meeting on December 17, 2007. A copy of this code of professional ethics is included in this annual report as Exhibit 14.1.

ITEM 10. EXECUTIVE COMPENSATION

	Annual Compensation				Long-Term Compensation

					Restricted	Common Shares
				Other	Stock	Underlying
				Annual	Awards	Options Granted	All
	Year	Salary	Bonus	Compensation	(# Shares)	(# Shares)	Other

Richard F. Corlin, MD (1)	2007	0	0	0	0	0	0
Chairman and Principal Medical Officer	2006	0	0	0	0	0	0
	2005	0	0	0	0	0	0

Allen Stamy, Director (2)	2007	0	0	0	0	0	0
	2006	0	0	0	0	0	0
	2005	0	0	0	0	0	0

Dennis Nasto (3)	2007	180,000	0	0	0	0	0
Principal Executive Officer and Director	2006	30,000	0	0	0	0	0
	2005	105,695	0	0	0	0	0

Neil Burley (4)	2007	175,500	0	0	0	0	0
Vice President and Principal Financial Officer	2006	58,667	0	0	0	0	0
	2005	85,000	0	0	0	0	0

Eugene Fry (5)	2007	165,750	0	0	0	0	0
Vice-President, Product and Technology	2006	46,000	0	0	0	0	0
Development and Principal Compliance Officer	2005	75,000	0	0	0	0	0

Robert J. Woodrow (6)	2007	0	0	0	0	0	0
Former President, Principal Executive Officer and	2006	3,000	0	0	0	0	0
Director	2005	70,000	0	0	0	0	0

Robert McMillan, Former Director (7)	2007	0	0	0	0	0	0
	2006	0	0	0	0	0	0
	2005	0	0	0	0	100,000	0

	2007	0	0	0	0	0	0
Laszlo Meszaros, Former Director (8)	2006	0	0	0	0	0	0
	2005	0	0	0	0	100,000	0

William O’Loughlin, Former Executive	2007	19,844	0	0	0	0	0
Vice-President and Chief Operating	2006	0	0	0	0	0	0
Officer (9)	2005	100,000	0	0	0	0	0

N.K. “Skip” Best (10)	2007	0	0	0	0	0	0
Former Vice-President, Business Development	2006	0	0	0	0	0	0
	2005	0	0	0	0	0	0

(1)	Dr. Corlin has been a director since September 23, 2000. He became Chairman of the Board and Principal Medical Officer in August, 2002.

(2)	Mr. Stamy has been a director since August 8, 2002.

(3)	Mr. Nasto has been a director and Principal Executive Officer since November 6, 2006.

On August 17, 2007, Mr. Nasto was granted options to purchase 141,667 shares of common stock issued pursuant to the SecureCare Technologies, Inc. Year 2007 Stock Option Plan. These options vested immediately.

In 2006, Mr. Nasto was paid $30,000 in cash compensation from the date of his employment, November 6, 2006 through December 31, 2006.

In addition, from July to October 2006, Mr. Nasto was paid $54,738 as an outside marketing consultant to the Company, excluding $4,285 in reimbured out of pocket expenses. The total paid to Mr. Nasto, of $54,738, included payment for the additional salary he accrued in 2005 of $20,527. Previously Mr. Nasto was Vice-President of Sales, Marketing and Customer Support from August, 2003 through September 2004. Mr. Nasto became Senior Vice-President Sales and Marketing in October 2004. Mr. Nasto’s employment with the Company ended December 9, 2005, as a result of the Company’s implementation of a significant cost reduction program.

Mr. Nasto received cash compensation in 2005 of $105,695 and he accrued additional salary of $20,572 through December 31, 2005.

(4)	Mr. Burley has been Principal Financial Officer since July 2002.

Mr. Burley’s annual salary at 12/31/07 is $120,000. Mr. Burley’s total cash compensation of $175,500 in 2007 included payment of $55,500 in wages accrued for but not paid in 2005 and 2006.

On August 17, 2007, Mr. Burley was granted options to purchase 141,667 shares of common stock issued pursuant to the SecureCare Technologies, Inc. Year 2007 Stock Option Plan. These options vested immediately.

Mr. Burley received cash compensation in 2006 of $58,667 and he accrued additional salary of $43,000 through December 31, 2006.

Mr. Burley received cash compensation in 2005 of $85,000 and he accrued additional salary of $10,366 through December 31, 2005.

(5)	Mr. Fry has been a full time employee of the Company since October 2001.

Mr. Fry’s annual salary at 12/31/07 is $102,000. Mr. Fry’s total cash compensation of $165,750 in 2007 included payment of $63,750 in wages accrued for but not paid in 2005 and 2006.

On August 17, 2007, Mr. Fry was granted options to purchase 70,833 shares of common stock issued pursuant to the SecureCare Technologies, Inc. Year 2007 Stock Option Plan. These options vested immediately.

Mr. Fry received cash compensation in 2006 of $46,000 and he accrued additional salary of $45,000 through December 31, 2006.

Mr. Fry received cash compensation in 2005 of $75,000 and he accrued additional salary of $15,416 through December 31, 2005.

(6)	Effective June 16, 2006, the Board of Directors accepted Mr. Woodrow’s resignation as a member of the Board of Directors and as President and Principal Executive Officer.

Mr. Woodrow’s net compensation in 2005 of $55,700 included $70,000 in monthly payments that averaged $7,500 per month for the months in which he was paid net of $14,300 in unreimbursed out of pocket expenses. Mr. Woodrow also accrued additional salary of $20,000 through December 31, 2005.

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

(9)	Mr. O’Loughlin was Executive Vice-President and Chief Operating officer from October 1, 2004 through December 9, 2005.

Mr. O’Loughlin’s employment with the Company ended December 9, 2005, as a result of the Company’s implementation of a significant cost reduction program. Prior to October 1, 2004, Mr. O’Loughlin was retained on a consulting basis and was compensated $10,000 for those consulting services.

Mr. O’Loughlin received cash compensation in 2005 of $100,000 and he accrued additional salary of $20,000 through December 31, 2005. Pursuant to a wage claim filed by Mr. O’Loughlin with the Texas Workforce Commission in January, 2006 claiming his accrued salary of $20,000 through December 31, 2005, the Company paid the wages owed, totaling $19,844, in January, 2007.

(10)

Mr. Best was hired as Vice President of Business Development on March 1, 2004. 50,000 shares of Common Stock were awarded to Mr. Best by the Board of Directors on January 20, 2004. These shares vested on October 1, 2004 and their issuance was contingent upon Mr. Best being employed with the Company on October 1, 2004. Mr. Best’s employment with the Company ended on September 7, 2004; therefore the shares were not issued.

On April 7, 2005 a lawsuit was filed by Mr. Best against the Company. The lawsuit was identified as cause number GN501073 and was filed in the 353rd Judicial District Court of Travis County, Texas as “Norman K. Best versus SecureCARE Technologies, Inc.” The lawsuit alleged that the Company breached the terms of its agreements with Mr. Best by failing to tender the 50,000 shares of common stock of the Company which were granted to him in January, 2004. The grant date fair value of the shares was not material. The Company responded to the lawsuit by filing a general denial, denying all the allegations raised by the Plaintiff. On July 8, 2005, the Company filed a series of responses to the Plaintiff’s request for admission. The Company was intially required to produce all documents related to the Plaintiff’s request for production by August 14, 2006. On August 25, 2006, the Company settled this lawuit with Mr. Best. The Company agreed to tender the 50,000 shares of the Company’s common stock that were previously granted to him. The Company also agreed to a monetary payment of $10,000 to be paid in five monthly installments of $2,000 each. At December 31, 2007, the Company had completed all required monetary payments to Mr. Best.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company’s common stock as of December 31, 2007 by (I) each of our Directors, (ii) each of our Executive Officers, (iii) each person who is known by us to own beneficially more than 5% of the common stock and (iv) all Directors and Officers as a group.

Name	Number of Shares	Percentage

Richard F. Corlin, MD	5,216	0%
Allen Stamy	500	0%
Dennis Nasto	750	0%
Neil Burley	1,075	0%
Gene Fry	1,000	0%
Joe Larter	322,607	19%
David McCall	191,768	12%
Kurt Gubler	93,516	6%
Michael Benton	143,250	9%
Ian McIntyre	90,754	5%
All Directors and Officers as a Group	8,541	1%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

At December 31, 2007, the Company had principal amounts of $729,500 in notes payable to the following related parties, who own 5% or greater of the Company’s outstanding common stock as of December 31, 2007:

Joseph Larter - $213,500. This includes $83,500 owed to the Joseph Trust, of which Joseph Larter is a Trustee, $80,000 owed to the Marldene Director’s Pension Scheme of which Joseph Larter is a Trustee, and $50,000 owed to Marldene Limited of which Joseph Larter is a Trustee.

David McCall - $218,000.

Michael Benton - $124,500. This includes $15,000 that is owed directly to Mr. Benton and $109,500 that is owed to the Benton Investment Company of which Michael Benton is the owner.

Kurt Gubler - $108,500.

Ian McIntyre - $65,000.

The indebtedness to related parties was incurred as set forth below.

For the year ended December 31, 2007, the Company issued $359,000 in 6% notes payable initially due December 31, 2008 and 143,600 shares of common stock, in accordance with the terms and conditions of the Financing approved by the Board of Directors in June of 2007, to related parties as follows:

$40,000 in 6% notes payable, initially due December 31, 2008, and 16,000 shares of common stock to SLT and Joe and Betty Larter being the current trustees of the Marldene Director’s Pension Scheme;

$50,000 in 6% notes payable, initially due December 31, 2008, and 20,000 shares of common stock to Marldene Limited, of which Joseph Larter is a director;

$109,500 in 6% notes payable, initially due December 31, 2008 and 43,800 shares of common stock to the Benton Investment Company, of which Michael Benton is the owner.

$109,500 in 6% notes payable, initially due December 31, 2008 and 43,800 shares of common stock to David McCall.

$50,000 in 6% notes payable, initially due December 31, 2008 and 20,000 shares of common stock to Ian McIntyre.

For the year ended December 31, 2007, the Company issued notes payable and common stock purchase warrants in accordance with the terms and conditions of the December, 2006 Financing approved by the Board of Directors, to related parties as follows:

$298,000 in two year Convertible Notes Payable, 6% Interest, Convertible at $2.50 per share with attached 119,200 common stock purchase warrants, of five year life, to purchase common stock at $5.00 per share:

$27,500 in convertible notes payable and 11,000 common stock purchase warrants to SLT and Joe and Betty Larter being the current trustees of the Marldene Director’s Pension Scheme;

$83,500 in convertible notes payable and 33,400 common stock purchase warrants to The Joseph Trust, of which Joseph Larter is a Trustee;

$93,500 in convertible notes payable and 37,400 common stock purchase warrants to David McCall;

$93,500 in convertible notes payable and 37,400 common stock purchase warrants to Kurt Gubler.

In December, 2007 the Company paid interest of $8,115 to related parties on the portion of its Bridge IV Financing notes payable that require semi-annual interest payments.

In addition, on December 14, 2007, the Company was invoiced a total of $16,454 by Marldene Limited, of which Joseph Larter, a related party, is a director. The invoice represents out of pocket expenses incurred by Mr. Larter on behalf of the Company, primarily travel expenses associated with his attendance at various company and management meetings.

In its efforts to position the Company to raise the additional capital required to execute its business plan, during 2006, the Company affected a significant financial restructuring.

The board of directors ratified a letter agreement (the “Letter Agreement”) on June 16, 2006 with a related party, Gryphon Opportunities Fund I, LLC (“GOF”) (its majority shareholder on that date) in which GOF agreed to convert all of its outstanding notes payable and accrued interest to common stock of the Company and GOF agreed to release its lien on the Company’s assets. Both of these actions were conditioned upon the Company raising an aggregate of $570,000 in equity financing.

On June 16, 2006, the Company had approximately 30 million shares of common stock authorized remaining to be issued. To complete the equity financing and the conversion of the GOF outstanding notes payable and accrued interest to common stock, both at a price of approximately $.01 per common share, the Company would have needed approximately 140 million authorized common shares.

As a result, the Company authorized the creation of a new Mandatorially Convertible Series C Preferred Stock (the “Series C Stock”) and commenced its equity financing at an offering price of $2.72 per share of Series C Stock (approximately $.01 per common share equivalent). Each share of Series C Stock represented 200 common share equivalents. The Series C Stock had no conversion rights unless and until the Company had sufficient authorized shares of common stock available to permit the conversion of all of the shares of the Series C Stock at a rate of 200 common shares for each share of Series C Stock. The Series C Stock had no liquidation preference, dividend rights or any other rights that were not included in the rights of the current common stock holders.

The Company achieved $570,000 in its equity financing on September 15, 2006 (the “Commitment Date”), triggering the conversion of all of GOF’s outstanding notes payable and accrued interest, through the commitment date, of $600,967 and the release of the GOF lien on the Company’s assets.

Accordingly, on November 13, 2006, upon filing its Certificate of Designation for the Series C Stock with the State of Nevada, the Company immediately issued a total of 515,587 shares of Series C Stock including 251,903 shares issued in the equity financing ($576,518 in total was raised by October 2, 2006) and 264,494 shares issued to affect the conversion of GOF’s notes and accrued interest.

ITEM 13. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Board of Directors has reviewed the following audit fees the Company has paid to the independent public accountants for purposes of considering whether such fees are compatible with maintaining the auditor’s independence. The policy of the Board of Directors is to pre-approve all audit services performed by its independent public accountants before the services are performed.

Audit Fees. Estimated fees billed for service rendered by KBA Group LLP for the reviews of Forms 10-QSB and for the audits of the financial statements of the Company were $71,205 for 2007 and $66,205 for 2006. Fees billed for tax related services were $14,500 in 2007 and $500 in 2006. Additionally, fees billed for other services in 2007 totaled $5,000 and $1,000 for 2006.

PART IV

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

The following Exhibits are incorporated by reference to the filing or are included following the Index to Exhibits.

Number	Description

3.1	Articles of Incorporation of the Company (1)

3.2	Articles of Amendment to Articles of Incorporation (1)

3.3	Bylaws of Company (1)

3.4	Definitive Proxy Statement Dated February 28, 2007 (2)

3.5	Articles of Amendment to the Articles of Incorporation filed with the State of Nevada on February 25, 2004. (3)

3.6	Articles of Amendment to the Articles of Incorporation filed with the State of Nevada on April 24, 2007. (4)

4.1	Form of 6% Promissory note, initially due December 31, 2008

4.2	Form of 6%, 6 month, Promissory note

10.1	SecureCare Technologies, Inc. year 2007 Stock Option Plan.

14.1	SecureCare Technologies, Inc. Ethics Policy, as adopted December 17, 2007.

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350

(1) Incorporated by reference to the Company’s original registration statement on Form 10-SB, filed with the Securities Exchange Commission on January 11, 1999, File No. 0-29804.

(2) Incorporated by reference to the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on February 28, 2007, File No. 0-29804.

(3) Incorporated by reference to the Company’s Annual Report 10-KSB for the year-ended December 31 ,2003.

(4) Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 25, 2007, file number 0-29804.

B. Reports on Form 8-K

On November 2, 2007 the Company filed a Form 8-K, dated October 29, 2007 reporting under item 7.01 (Regulation FD) that the Company had prepared a corporate profile to be utilized by the Company in an investor relation context. The Company reported under item 8.01 that it had issued a press release on October 29, 2007, a copy of which was included as an exhibit to the Form 8-K.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SecureCare Technologies, Inc.

Date: March 27, 2008	By: /s/ Dennis Nasto

Dennis Nasto
Principal Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME		TITLE
/s/	Dennis Nasto	Principal Executive	Date: March 27, 2008
Officer and Director
Dennis Nasto

/s/	Neil Burley	Principal Financial Officer	Date: March 27, 2008
(Principal Financial and
	Neil Burley	Accounting Officer)

SecureCare Technologies, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
SecureCare Technologies, Inc.

We have audited the accompanying balance sheets of SecureCare Technologies, Inc. as of December 31, 2007 and 2006 and the related statements of operations, changes in shareholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SecureCare Technologies, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As described in Note A, the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced recurring losses, has generated recurring negative cash flows from operations and has liabilities significantly in excess of assets at December 31, 2007. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan with regard to these matters is also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note A to the financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (R), “Share-Based Payment”.

KBA Group LLP
Dallas, Texas
March 27, 2008

SecureCare Technologies, Inc.
BALANCE SHEETS
December 31, 2007 and 2006

ASSETS

	2007	2006

Current assets
Cash and cash equivalents	$161,680	$130,150
Accounts receivable - trade, net of allowance for doubtful accounts of $2,000	19,569	16,076
Prepaid expenses	18,105	7,935

Total current assets	199,354	154,161

Property and equipment, net	88,049	45,276

Total assets	$287,403	$199,437

The accompanying notes are an integral part of these financial statements.

SecureCare Technologies, Inc.
BALANCE SHEETS - CONTINUED
December 31, 2007 and 2006

LIABILITIES AND SHAREHOLDERS’ DEFICIT

	2007	2006

Current liabilities
Current portion of notes payable, including $431,500 and $0 to related parties, respectively, net of debt discount of $400,633 and $0, respectively	$856,867	$263,500
Accounts payable - trade	213,175	220,789
Accrued payroll	101,417	209,372
Accrued payroll taxes	125,517	273,942
Accrued interest, including $29,091 to related parties at December 31, 2007	60,012	64,715
Other accrued liabilities	30,592	51,937

Total current liabilities	1,387,578	1,084,255

Notes payable (including $298,000 and $42,500 to related parties), less current portion and net of debt discount of $264,382 and $183,458 respectively	186,118	4,042

Non-current accrued payroll taxes and penalties and interest	147,437	3,992

Other non-current liabilities	—	30,343

Total Liabilities	1,721,133	1,122,632

Shareholders’ deficit
Preferred stock - $0.001 par value; 15,000,000 shares authorized,
Series A preferred stock - 1,875,000 and 1,955,000 shares issued and outstanding, respectively (liquidation preference of $1.00 per share)	1,875	1,955
Series B preferred stock - 1,336,364 and 1,427,273 shares issued and outstanding, respectively (liquidation preference of $1.10 per share)	1,336	1,427
Series C preferred stock - 1,058,835 shares issued and outstanding (no liquidation preference) at December 31, 2006	—	1,059
Common stock - $0.001 par value; 50,000,000 shares authorized, 1,658,706 and 101,520 shares issued and outstanding, respectively	1,659	102
Additional paid-in capital	36,365,516	34,490,006
Accumulated deficit	(37,804,116)	(35,417,744)

Total shareholders’ deficit	(1,433,730)	(923,195)

Total liabilities and shareholders’ deficit	$287,403	$199,437

The accompanying notes are an integral part of these financial statements.

SecureCare Technologies, Inc.
STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2007 and 2006

	2007	2006

Revenues	$134,065	$244,815

Operating expenses
Cost of revenues	116,094	181,668
Selling, general and administrative	1,558,750	987,077
Bad debt expense	2,524	44,702
Loss on debt settlement, net	—	120,998
Loss on early extinguishment of debt	381,358	19,030,648

Operating loss	(1,924,661)	(20,120,278)

Other expenses
Other income	1,621	—
Interest expense (including $29,091 and $23,185 to related parties, respectively)	(463,333)	(232,500)

Net loss	$(2,386,373)	$(20,352,778)

Deemed dividend upon issuance of convertible preferred stock	(393,080)	(183,438)

Net loss attributable to common shareholders	$(2,779,453)	$(20,536,216)

Net loss per common share - basic and diluted	$(2.72)	$(202.48)

Weighted-average number of common shares outstanding - basic and diluted	1,020,836	101,425

The accompanying notes are an integral part of these financial statements.

SecureCare Technologies, Inc.
STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
For the Years Ended December 31, 2007 and 2006

	Series A		Series B		Series C

	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock

	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 2005	1,955,000	1,955	1,427,273	1,427	—	—	100,020	100

Issuance of Series C preferred stock	—	—	—	—	253,736	254	—	—
Issuance of Series C preferred stock in conjunction with the conversion of notes payable and accrued interest	—	—	—	—	805,099	805	—	—
Issuance of common stock for services	—	—	—	—	—	—	1,500	2
Issuance of warrants in connection with notes payable	—	—	—	—	—	—	—	—
Beneficial conversion feature of convertible notes payable	—	—	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	—	—	—	—
Reclassification of notes payable	—	—	—	—	—	—	—	—
Notes receivable write off	—	—	—	—	—	—	—	—
Net loss for the year	—	—	—	—	—	—	—	—

Balance at December 31, 2006	1,955,000	$1,955	1,427,273	$1,427	1,058,835	$1,059	101,520	$102

Conversion of Series A preferred stock to common stock	(80,000)	(80)	—	—	—	—	400	(0)
Conversion of Series B preferred stock to common stock	—	—	(90,909)	(91)	—	—	455	(0)
Mandatory conversion of Series C preferred stock to common stock	—	—	—	—	(1,058,835)	(1,059)	1,058,835	1,059
Issuance of common stock in connection with the extinguishment of notes payable and accrued interest	—	—	—	—	—	—	107,396	107
Issuance of common stock for services	—	—	—	—	—	—	7,500	8
Issuance of common stock in connection with the issuance of notes payable	—	—	—	—	—	—	382,600	383
Stock compensation expense	—	—	—	—	—	—	—	—
Beneficial conversion feature of convertible notes payable	—	—	—	—	—	—	—	—
Issuance of warrants in connection with notes payable	—	—	—	—	—	—	—	—
Net loss for the year	—	—	—	—	—	—	—	—

Balance at December 31, 2007	1,875,000	$1,875	1,336,364	$1,336	—	$—	1,658,706	$1,659

The accompanying notes are an integral part of these financial statements.

SecureCare Technologies, Inc.
STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT - CONTINUED
For the Years Ended December 31, 2007 and 2006

	Additional Paid-in Capital	Accumulated Deficit	Notes Receivable	Total

Balance at December 31, 2005	12,650,972	(15,062,966)	(2,000)	(2,410,810)

Issuance of Series C preferred stock	576,264	—	—	576,519
Issuance of Series C preferred stock in conjunction with the conversion of notes payable and accrued interest	20,893,738	—	—	20,894,543
Issuance of common stock for services	74,700	—	—	75,000
Issuance of warrants in connection with notes payable	171,784	—	—	171,784
Beneficial conversion feature of convertible notes payable	18,844	—	—	18,844
Stock compensation expense	153,704	—	—	153,704
Reclassification of note payable	(50,000)	—	—	(50,000)
Notes receivable write off		(2,000)	2,000	—
Net loss for the year	—	(20,352,778)	—	(20,352,778)

Balance at December 31, 2006	$34,490,006	$(35,417,744)	$—	$(923,194)

Conversion of Series A preferred stock to common stock	80	—	—	—
Conversion of Series B preferred stock to common stock	90	—	—	—
Mandatory conversion of Series C preferred stock to common stock	—	—	—	—
Issuance of common stock in connection with the extinguishment of notes payable and accrued interest	644,269	—	—	644,376
Issuance of common stock for services	44,993	—	—	45,000
Issuance of common stock in connection with the issuance of notes payable	416,700	—	—	417,083
Stock compensation expense	318,878	—	—	318,878
Beneficial conversion feature of convertible notes payable	106,396	—	—	106,396
Issuance of warrants in connection with notes payable	344,104	—	—	344,104
Net loss for the year	—	(2,386,373)	—	(2,386,373)

Balance at December 31, 2007	$36,365,516	$(37,804,116)	$—	$(1,433,730)

The accompanying notes are an integral part of these financial statements.

SecureCare Technologies, Inc.

STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2007 and 2006

	2007	2006

Cash flows from operating activities
Net loss	$(2,386,373)	$(20,352,778)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	35,167	87,606
Bad debt expense	2,524	44,702
Common stock issued for services	45,000	75,000
Stock compensation expense	318,878	153,704
Loss on debt settlement, net	—	120,998
Loss on early extinguishment of debt	381,358	19,030,648
Amortization of deferred financing fees	—	5,514
Amortization of debt discount	386,026	21,334
Increases and decreases in working capital accounts:
Accounts receivable - trade	(6,017)	(17,842)
Prepaid expenses	(10,170)	12,822
Deposits	—	32,739
Deferred revenue	—	(16,183)
Accounts payable - trade	(7,615)	14,195
Accrued liabilities	(106,308)	189,332

Cash flows used in operating activities	(1,347,530)	(598,209)

Cash flows from investing activities
Capital expenditures	(25,940)	(25,310)
Capitalized software development costs	(52,000)	(13,750)

Cash flows used in investing activities	(77,940)	(39,060)

Cash flows from financing activities
	1,457,000	187,500
Proceeds from notes payable, including $657,000 from related parties in 2007
Proceeds from the issuance of preferred stock	—	576,519

Cash flows provided by financing activities	1,457,000	764,019

The accompanying notes are an integral part of these financial statements.

SecureCare Technologies, Inc.

STATEMENTS OF CASH FLOWS - CONTINUED
For the Years Ended December 31, 2007 and 2006

	2007	2006

Net increase in cash and cash equivalents	31,530	126,750

Cash and cash equivalents, beginning of year	130,150	3,400

Cash and cash equivalents, end of year	$161,680	$130,150

Supplemental disclosures for cash flow information:

Interest paid	$11,640	$—

Conversion of note payable and accrued interest in to common stock	$244,018	$1,829,296

Deemed dividend upon issuance of convertible preferred stock	$393,080	$183,438

Fair value of warrants in connection with issuance of notes payable	$1,514,649	$1,733,861

Issuance of Series C preferred stock in connection with extinguishment of notes payable and accrued interest	$—	$20,894,543

Issuance of common stock in connection with extinguishment of notes payable and accrued interest	$644,376	$—

Fair value of common stock in connection with issuance of notes payable	$417,083	$—

Beneficial conversion feature of convertible notes payable	$106,396	$18,844

Issuance of warrants in connection with notes payable	$344,104	$171,784

The accompanying notes are an integral part of these financial statements.

SecureCare Technologies, Inc.

NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2007 and 2006

NOTE A - BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF THE BUSINESS

SecureCare’s management believes that the Company is a leading provider of Internet-based document exchange and e-signature solutions for the healthcare industry.

The Company’s proprietary technology offers workflow solutions that enable documents to be sent, retrieved, signed and remotely viewed anywhere in the world, between providers of healthcare, while protecting patient privacy as required by law.

The Company’s Internet-based Sfax™ with Digital Signature is the only secure EFR (electronic fax record) that is 100 percent dedicated to the healthcare industry. The product is a HIPAA-ready (Health Insurance Portability and Accountability Act) work flow solution that saves end-users up to 95 percent of the time and up to 80 percent of the cost of manual faxing. It provides a complete log and audit trail for all fax documents and completely eliminates the manual paper processing of fax documents. Sfax is distributed to end-users through the Company’s network of health care software vendors and value-added resellers.

The Company’s Internet-based SecureCare.net portal is an electronic document exchange and e-signature workflow solution that was built with Microsoft’s dotNet state-of-the art development tools. The SecureCare.net portal is tailored to the needs of physicians, clinics and home healthcare, hospice and durable medical equipment providers. This end-to-end solution offers a money-saving approach to accessing information and managing time-consuming forms and authorizations. It eliminates paper while enhancing the physicians ability to capture fees for otherwise unbilled time and services.

The Company markets its services to customers throughout the United States; currently operating from its Austin, Texas-based corporate headquarters.

The Company intends to continue to utilize the Internet to provide browser-initiated healthcare document exchange and e-signature solutions that facilitate the confidential, on-line exchange of healthcare information for many participants in the healthcare industry. Based on the technology and products in place, other applications can and will be developed that will enhance the Company’s position in the physician’s office and in the offices of other providers of healthcare. These services using Internet technology in the healthcare industry are subject to risks, including but not limited to those associated with competition from existing companies offering similar services, rapid technological change, development risks, management of growth and a minimal previous record of operations or earnings.

SecureCare Technologies, Inc.

NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2007 and 2006

NOTE A - BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

GOING CONCERN

The financial statements have been prepared on the assumption that the Company will continue as a going concern. The Company sustained net losses of $2,386,373 and $20,352,778 for the years ended December 31, 2007 and 2006, respectively. The Company has accumulated losses through December 31, 2007 of $37,804,116 (including a non-recurring loss on early extinguishment of debt totaling $19,030,648 incurred in the fourth quarter of 2006 and $381,358 incurred in the second quarter of 2007). Cash used in operating activities for the same periods aggregated $1,347,530 and $598,209, respectively. Total liabilities at December 31, 2007 of $1,721,133 significantly exceed total assets of $287,403. As of the date of this report, the Company is unable to meet all of its short-term obligations because of shortages of cash. The Company’s continued existence depends upon the success of management’s efforts to raise additional capital necessary to meet the Company’s obligations as they come due, and to obtain sufficient capital to execute its business plan. The Company intends to obtain capital primarily through issuances of debt or equity. There can be no degree of assurance that the Company will be successful in completing additional financing transactions. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have a material adverse effect on the Company’s ability to continue as a going concern and to achieve its intended business objectives. The accompanying unaudited financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or classification of liabilities which may result from the inability of the Company to continue as a going concern.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Trade accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectibility of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. The Company’s accounts receivable are not secured. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and an increase to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. The Company provides for depreciation of its property and equipment using the straight-line method over the estimated useful life of the depreciable assets ranging from two to five years. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized.

Depreciation expense for the years ended December 31, 2007 and 2006 was $35,168 and $87,606, respectively.

SecureCare Technologies, Inc.

NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2007 and 2006

NOTE A - BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

SOFTWARE AND SOFTWARE DEVELOPMENT COSTS

The Company capitalizes costs related to computer software developed or obtained for internal use in accordance with the American Institute of Certified Public Accountants Statement of Position (SOP) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” and is depreciated using the straight-line method over the estimated useful life of the software, generally two years. At December 31, 2007, capitalized software development costs totaled $235,750, less accumulated amortization of $180,958. During the twelve month period ended December 31, 2007, $65,750 in software development costs were capitalized, including $13,750 in costs incurred in 2006.

INCOME TAXES

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

In January 2007, the Company adopted the Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (FIN 48). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. The Company did not recognize any adjustments to its financial statements as a result of the implementation of FIN 48.

REVENUE RECOGNITION

The Company derives its revenues from the following home healthcare provider sources - recurring monthly service fees, one-time training and set-up fees and integration and customization services as contracted.

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104). SAB 104 generally requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the fee charged for services rendered and the collectibility of those fees. Should changes in conditions cause management to determine these criteria are not met for certain sales, revenue recognized for any reporting period could be adversely affected. In instances where any one of the four criteria is not met, the Company will either defer recognition of the monthly service fees until the criteria are met or will recognize the recurring monthly service fees on a ratable basis. Recognition of revenue resulting from one-time training and set-up fees, which are billed upfront, is deferred and amortized over the life of the corresponding arrangements.

LOSS PER COMMON SHARE

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the year. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding for the year. Common stock equivalents for the years ended December 31, 2007 and 2006 totaling 954,110 and 182,897, respectively, have been excluded from the computation since such inclusion would have an anti-dilutive effect.

SecureCare Technologies, Inc.

NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2007 and 2006

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

STOCK-BASED COMPENSATION

On January 1, 2006, the Company adopted the modified prospective method of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R supersedes APB Opinion No. 25, and amends SFAS No. 95, “Statement of Cash Flows”. SFAS No. 123R requires that all share-based payments to employees, including the grant of employee stock options, be recognized in the income statement based on their fair values. Under the modified prospective application, SFAS No. 123R is applied to new awards and awards modified, repurchased or cancelled after the effective date. Compensation cost for the portion of awards for which requisite service has not been rendered that are outstanding as of the effective date is recognized as the requisite service is rendered on or after the effective date. The compensation cost for the portion of awards is based on the grant date fair value of those awards, less estimated forfeitures.

Stock-based compensation expense recognized during the period is based on the value of the portion of the stock-based payment awards that is ultimately expected to vest less estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 as amended and Emerging Issues Task Force (EITF) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty’s performance is complete or the date on which it is probable that performance will occur.

SecureCare Technologies, Inc.

NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2007 and 2006

NOTE A - BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Financial Statements and the reported amount of revenues and expenses during the reporting period. The Company’s most significant estimates relate to fair value for stock based compensation, software services revenue recognition, capitalization of software development costs and depreciation of fixed assets. Actual results could differ from these estimates.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, established a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is generally effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 157 to significantly affect its financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which allows companies the option to measure financial assets or liabilities at fair value and include unrealized gains and losses in net income rather than equity. This becomes available when the Company adopts SFAS 157, which will be fiscal year 2008. The Company is analyzing the expected impact from adopting this statement on its financial statements, but currently does not believe its adoption will have a significant impact on the financial position or results of operations of the Company.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, IPR&D and restructuring costs. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. SFAS 141R is effective for fiscal years beginning after December 15, 2008. The Company has not yet determined the impact, if any, SFAS 141R will have on its financial condition or results of operations.

SecureCare Technologies, Inc.

NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2007 and 2006

NOTE B - PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2007 and 2006 consists of the following:

	2007	2006

Computer equipment and software	$559,774	$481,834
Furniture and office equipment	12,538	12,538

	572,312	494,372

Less: accumulated depreciation and amortization	(484,263)	(449,096)

Net property and equipment	$88,049	$45,276

Computer equipment and software includes $235,750 and $183,750 at December 31, 2007 and 2006, respectively, in costs capitalized in the development of software held for internal use.

SecureCare Technologies, Inc.

NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2007 and 2006

NOTE C - NOTES PAYABLE

Notes payable at December 31, 2007 and December 31, 2006 consist of the following:

	2007		2006

	Short Term	Long Term	Short Term	Long Term
Note payable to investors bearing interest at 7.5%.
Note is in default as of February 13, 2006, unsecured	$—	—	$200,000	—
Note payable to Phoebe Holdings, Inc. at 7.5%,
Note is in default as of May 1, 2005, unsecured	63,500	—	63,500	—
Convertible bridge note payable bearing interest at 6%
Principal and interest due December 4, 2008, unsecured, including $30,000 to related parties	45,000	—	—	45,000
Related party convertible bridge note payable bearing interest at 6%
Principal and interest due December 4, 2008, unsecured	15,000	—	—	15,000
Related party convertible bridge note payable bearing interest at 6%
Principal and interest due December 6, 2008, unsecured	15,000	—	—	15,000
Convertible bridge note payable bearing interest at 6%
Principal and interest due December 18, 2008, unsecured	50,000	—	—	50,000
Related party convertible bridge note payable bearing interest at 6%
Principal and interest due December 18, 2008, unsecured	12,500	—	—	12,500
Convertible bridge note payable bearing interest at 6%
Principal and interest due December 27, 2008, unsecured	50,000	—	—	50,000
Convertible bridge note payable bearing interest at 6%
Principal and interest due January 18, 2009, unsecured	—	50,000	—	—
Related party convertible bridge note payable bearing interest at 6%
Principal and interest due January 18, 2009, unsecured	—	12,500	—	—
Related party convertible bridge note payable bearing interest at 6%
Principal due February 7, 2009, interest payable semi-annually, unsecured	—	83,500	—	—
Related party convertible bridge note payable bearing interest at 6%
Principal due February 12, 2009, interest payable semi-annually, unsecured	—	83,500	—	—
Related party convertible bridge note payable bearing interest at 6%
Principal due February 15, 2009, interest payable semi-annually, unsecured	—	83,500	—	—
Convertible bridge note payable bearing interest at 6%
Principal due April 17, 2009, interest payable semi-annually, unsecured	—	25,000	—	—
Convertible bridge note payable bearing interest at 6%
Principal due April 17, 2009, interest payable semi-annually, unsecured	—	7,500	—	—
Convertible bridge note payable bearing interest at 6%
Principal due April 19, 2009, interest payable semi-annually, unsecured	—	25,000	—	—
Convertible bridge note payable bearing interest at 6%
Principal due April 26, 2009, interest payable semi-annually, unsecured	—	25,000	—	—
Related party convertible bridge note payable bearing interest at 6%
Principal due May 9, 2009, interest payable semi-annually, unsecured	—	15,000	—	—
Related party convertible bridge note payable bearing interest at 6%
Principal due May 9, 2009, interest payable semi-annually, unsecured	—	10,000	—	—
Convertible bridge note payable bearing interest at 6%
Principal due May 9, 2009, interest payable semi-annually, unsecured	—	10,000	—	—
Convertible bridge note payable bearing interest at 6%
Principal due May 9, 2009, interest payable semi-annually, unsecured	—	10,000	—	—
Related party convertible bridge note payable bearing interest at 6%
Principal due May 11, 2009, interest payable semi-annually, unsecured	—	10,000	—	—
Note payable to Investor bearing interst at 6%
Principal and interest due May 30, 2008	50,000	—	—	—
Bridge notes payable bearing interest at 6%
Principal and interest due December 31, 2008, including $359,000 to related parties	956,500	—	—	—

	$1,257,500	$450,500	$263,500	$187,500
Less: unamortized debt discount	(400,633)	(264,382)	—	(183,458)

Total notes payable	$856,867	$186,118	$263,500	$4,042

SecureCare Technologies, Inc.

NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2007 and 2006

NOTE C - NOTES PAYABLE (Continued)

Bridge Financing Summary – June 2007 through December 2007

On June 13, 2007, the Board of Directors approved, effective June 1, 2007, the issuance of a series of Notes Payable (the “Financing”) totaling $1,500,000 maturing on December 31, 2008, with a stated interest rate of 6% per annum, with principal and interest payable at maturity. The Company has the option to extend the maturity date of the notes an additional twelve months. The stated interest rate on these notes during the optional extension period is 9% per annum. The Notes Payable have attached shares of the Company’s stock in the form of one share of common stock for each $2.50 invested into the offering for a total of up to 600,000 shares of common stock to be issued.

From June 1, 2007 through December 31, 2007 the Company received a total of $956,500 in gross proceeds from issuance of the notes payable. In addition, the Company issued 382,600 shares of common stock to the participating investors. These shares were valued at a range of $0.80 to $6.00 per share resulting in a total fair value of $1,961,700. The Company allocated the proceeds received between the notes payable and the shares of common stock issued based on the relative fair values at the date of issuance. Based on the relative fair value calculations, the Company allocated $417,083 of the $956,500 in proceeds to the shares of common stock issued and the remaining $539,417 to the notes payable. The debt discount amount of $417,083 is being amortized as a component of interest expense over the life of the notes, ranging from twelve to eighteen months.

Bridge Financing Summary – January 2007 through May 2007

During the year ended December 31, 2007 in conjunction with the issuance of $450,500 in 6% convertible bridge notes payable, the Company issued 180,200 warrants to purchase one share of common stock at $5.00 per share. These warrants were valued at a range of $5.91 to $10.00 per warrant resulting in a total fair value of $1,514,649. The Company allocated the proceeds received between the notes payable and the detachable warrants based on the relative fair values at the date of issuance. Based on the relative fair value calculations, the Company allocated $344,104 of the $450,500 in proceeds to the detachable warrants and the remaining $106,396 to the notes payable. The notes also contained a conversion feature allowing the note holders to convert the notes into common shares at a conversion price of $2.50 per share. The Company calculated a beneficial conversion feature in the amount of $1,425,661; however, the value of the beneficial conversion feature may not exceed the proceeds allocated to the notes payable under the relative fair value calculations. As a result, the value of the beneficial conversion feature is limited to $106,396, which is the amount of the proceeds allocated to notes payable. The debt discount amount of $450,500 ($344,104 related to the fair value of the warrants and $106,396 related to the beneficial conversion feature) is being amortized as a component of interest expense over the life of the notes (twenty-four months).

Other

In addition, on November 13, 2007, the Company issued a $50,000 six month promissory note, bearing interest at 6% per annum.

In June 2007, in accordance with the terms and conditions of the Company’s original conversion offer, dated October 19, 2006, to convert the principal amounts of notes payable and accrued interest through September 15, 2006, to common stock, the Company received signed consents from additional note holders accepting the conversion offer representing $200,000 in notes payable and $44,018 in accrued interest. To affect these additional conversions, the Company issued 107,396 shares of common stock. The difference between the net carrying amount of the extinguished debt and the reacquisition price of the extinguished debt, totaling $381,358 was recognized as a loss in the period of extinguishment.

As of December 31, 2007, the Company is in default on the principal amount of $63,500 in an unsecured note payable.

In December, 2007 the Company paid interest of $11,640 on the portion of its Bridge IV Financing notes payable that require semi-annual interest payments. These payments included $8,115 paid to related parties.

Future maturities of notes payable at December 31, 2007 are as follows:

2008	$1,257,500
2009	450,500

Total	$1,708,000

SecureCare Technologies, Inc.

NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2007 and 2006

NOTE D – LEASE COMMITMENTS

The Company relocated its principal executive office to a new location in Austin, Texas in February of 2006. The new premise was leased under a month-to-month agreement, requiring a 10-day written notice of cancelation. As a result of the new monthly office lease agreement, the Company has no future minimum lease payments.

Rent expense totaled $18,550 and $37,703 for the years ended December 31, 2007 and 2006, respectively.

The Company was notified on January 20, 2006, that it was in default under its master electronic equipment lease primarily due to its failure to pay the base monthly rental payments after October 2005. On February 20, 2006, the Company returned approximately $300,000 of the hardware and software to the lessor, retaining approximately $14,000 of the original leased property. The notice of default on the lease did not relieve, suspend or waive the Company’s continued responsibility for the monthly rental payments for the balance of the initial lease term. As of February 20, 2006, the Company had approximately $59,000 of its original lease deposit amount of $124,717 in tact. The Company restructured the remaining amount owed under the lease for an additional twenty-four months. The net amount owed included an offset credit given for the lease deposit of $59,239. The restructured balance totaled $107,102 as of February 20, 2006. The Company made its first payment on the restructured lease in July 2006. In August 2006, the Company was notified by the lessor that a partial credit of $14,849 was being issued to the Company, against the restructured balance, for the equipment returned to the lessor in February 2006. At December 31, 2007, the restructured balance due totaled $30,342 and is included in other accrued liabilities. The entire amount of $30,342 is due in 2008.

Lease expense totaled $0 and $32,739 for the year ended December 31, 2007 and 2006, respectively.

NOTE E - INCOME TAXES

At December 31, 2007 and 2006 deferred tax assets and liabilities are comprised of the following:

	2007	2006

Current deferred tax asset	$680	$680
Non-current deferred tax asset	3,172,022	2,634,900
Less: valuation allowance	(3,172,702)	(2,644,580)

Net deferred tax asset	$—	$—

Non-current deferred tax assets principally result from net operating losses. The current deferred tax asset results from the allowance for doubtful receivables which is not currently deducted for income tax reporting purposes. The December 31, 2007 and 2006 deferred tax assets have a 100% valuation allowance due to the uncertainty of generating future taxable income.

Differences between the statutory federal income tax rate and the effective rate for the years ended December 31, 2007 and 2006 are as follows:

	2007	2006

Income tax provision at statutory rate	34.0%	34.0%
Permanent differences (primarily non-cash expense for conversion of debt in 2006)	(12.0)	(32.0)
Change in valuation allowance	(22.0)	(2.0)

	0.0%	0.0%

The Company has a net operating loss carry forward of approximately $9,329,000 at December 31, 2007. All net operating losses of the Company generated prior to 2003 were eliminated through the bankruptcy process. Accordingly, the net operating loss at December 31, 2007 consists of losses that were generated subsequent to the bankruptcy filing. The net operating loss carryover will begin to expire in 2024. The net operating loss carryover may be limited in the event of an ownership change as defined in Section 382 of the Internal Revenue Code.

SecureCare Technologies, Inc.

NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2007 and 2006

NOTE F - SHAREHOLDERS’ DEFICIT

In November, 2007 the holder of 80,000 shares of Series A Convertible preferred stock and 90,909 shares of Series B Convertible preferred stock voluntarily converted these preferred stock shares to 400 and 455 shares of common stock, respectively.

Bridge Financing Summary – June, 2007 through December, 2007

As discussed in Note C, on June 13, 2007, the Board of Directors approved, effective June 1, 2007, the issuance of a series of Notes Payable (the “Financing”) totaling $1,500,000 maturing on December 31, 2008, with a stated interest rate of 6% per annum, with principal and interest payable at maturity. The Company has the option to extend the maturity date of the notes an additional twelve months. The stated interest rate on these notes during the optional extension period is 9% per annum. The Notes Payable have attached shares of the Company’s stock in the form of one share of common stock for each $2.50 invested into the offering for a total of up to 600,000 shares of common stock to be issued.

From June 1, 2007 through December 31, 2007 the Company received a total of $956,500 in gross proceeds from issuance of the Notes Payable. In addition, the Company issued 382,600 shares of common stock to the participating investors. These shares were valued at a range of $0.80 to $6.00 per share resulting in a total fair value of $1,961,700. The Company allocated the proceeds received between the notes payable and the shares of common stock issued based on the relative fair values at the date of issuance. Based on the relative fair value calculations, the Company allocated $417,083 of the $956,500 in proceeds to the shares of common stock issued and the remaining $539,417 to the notes payable. The debt discount amount of $417,083 is being amortized as a component of interest expense over the life of the notes, ranging from fifteen to eighteen months.

Effective June 1, 2007, the Company entered into a short-term agreement with an Investor Relations firm, Mercom Capital Group (“Mercom”), for investor relations services. As partial compensation for these services, the Company agreed to issue 7,500 shares of its common stock to Mercom. The Company recorded $45,000 in financial consulting expense related to the issuance of the 7,500 shares of common stock which were valued at $6.00 per share on June 13, 2007, the date the Board of Directors of the Company approved the share issuance.

In June 2007, in accordance with the terms and conditions of the Company’s original conversion offer, dated October 19, 2006, to convert the principal amounts of notes payable and accrued interest through September 15, 2006, to common stock, the Company received signed consents from additional note holders accepting the conversion offer representing $200,000 in notes payable and $44,018 in accrued interest. To affect these additional conversions, the Company issued 107,396 shares of common stock.

Bridge Financing Summary – January 2007 through May 2007

As discussed in Note C, during the year ended December 31, 2007 in conjunction with the issuance of $450,500 in 6% convertible bridge notes payable, the Company issued 180,200 warrants to purchase one share of common stock at $5.00 per share. These warrants were valued at a range of $5.91 to $10.00 per warrant resulting in a total fair value of $1,514,649. The Company allocated the proceeds received between the notes payable and the detachable warrants based on the relative fair values at the date of issuance. Based on the relative fair value calculations, the Company allocated $344,104 of the $450,500 in proceeds to the detachable warrants and the remaining $106,396 to the notes payable. The notes also contained a conversion feature allowing the note holders to convert the notes into common shares at a conversion price of $2.50 per share. The Company calculated a beneficial conversion feature in the amount of $1,425,661; however, the value of the beneficial conversion feature may not exceed the proceeds allocated to the notes payable under the relative fair value calculations. As a result, the value of the beneficial conversion feature is limited to $106,396, which is the amount of the proceeds allocated to notes payable. The debt discount amount of $450,500 ($344,104 related to the fair value of the warrants and $106,396 related to the beneficial conversion feature) is being amortized as a component of interest expense over the life of the notes (twenty-four months).

SecureCare Technologies, Inc.

NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2007 and 2006

NOTE F - SHAREHOLDERS’ DEFICIT (Continued)

On February 28, 2007, the Board of Directors of the Company commenced written solicitation of the holders of its common stock and its Series C Stock, as of February 23, 2007 (the “Record Date”) to grant the Company’s Board of Directors discretionary authority to effect a reverse stock split of two hundred for one in order for the Company to have sufficient shares to meet its existing obligations. This proposed reverse stock split did not change the number of shares of common stock (50,000,000) that the Company is authorized to issue. After completion of the taking of written shareholder consents, of the approximate 232 million shares and share equivalents entitled to vote on the proposal, approximately 167 million or 72% voted in favor of the proposal; approximately 85,000 or .04% voted against the proposal and .01% abstained.

On April 24, 2007 (the “Effective Date”) the Company amended its articles of incorporation with the State of Nevada to affect a 1 for 200 reverse stock split of its common stock. As a result of the reverse stock split, effective April 24, 2007, the Company’s 20,304,000 issued and outstanding shares of common stock were changed into approximately 101,520 shares of common stock (after giving effect to rounding) and each of the Company’s 1,058,835 issued and outstanding shares of Series C Mandatorily Convertible Preferred Stock were automatically converted into 200 shares of the Company’s common stock for an aggregate of 211,767,000 shares of common stock which were automatically changed into approximately 1,058,835 shares of common stock. The total number of common shares issued and outstanding immediately following the reverse stock split was approximately 1,160,355. All share and per share amounts have been restated for all periods presented to reflect this reverse stock split.

On November 13, 2006 the Company issued 253,736 shares of Mandatorily Convertible Series C Preferred Stock to equity investors representing $576,518 in equity financing. The Series C Stock had no conversion rights unless and until the Company had sufficient authorized shares of common stock available to permit the conversion of all of the shares of Series C Stock at a rate of 200 common shares for each share of Series C Stock. It was determined that on the commitment date of the equity financing (September 15, 2006) a beneficial conversion, totaling $576,518 existed to the investors in this equity financing. The Company recognized this deemed dividend ratably over the period from the date the Series C Stock shares were issued (November 13, 2006) and the date of the earliest permitted conversion. Effective April 24, 2007, as a result of the reverse stock split, the Mandatorily Convertible Series C Preferred stock shares were automatically converted to 253,736 common shares. For the year ended December 31, 2007 and 2006, the Company recognized a deemed dividend related to the issuance of the convertible preferred stock of $393,080 and $183,438, respectively.

On January 1, 2006, the Company reclassified to notes payable $50,000 in total principal amount for an investment made in October of 2005, originally recorded as a capital contribution from a major shareholder in accordance with the Company’s special terms agreement with Gryphon Opportunities Fund I, LLC. The Company recognized that the special terms agreement with Gryphon was limited to a total of $100,000, versus $150,000 as previously reported. Accordingly, the investment of $50,000 in October of 2005 was reclassified as a 13-month, 12% convertible promissory note attached to 3 year warrants to purchase common shares equal to 20% of the investment (a total of 10,000 warrants), with a an exercise price of the lesser of 75% of the per share purchase price on the closing date or $0.75 per share. The 10,000 warrants had a purchase price of $0.34 per share. In order to account for this reclassification, the Company reduced additional paid-in capital and increased notes payable $50,000.

On January 24, 2006 the Company entered into a consulting agreement with an individual, Howard Alweil, (the “Consultant”) for services related to locating qualified executive personnel and reviewing the implementation strategy of the Company’s public relations and marketing efforts. As compensation for those services, the Company agreed to issue the Consultant 300,000 registered shares of the Company’s common stock, to be registered under a Registration Statement on Form S-8 or any other available form as soon as was practicable after the execution and delivery of the consulting agreement. Accordingly, the Company filed a Form S-8 Registration Statement Under the Securities Act of 1933 on February 10, 2006. The Company recorded $75,000 in financial consulting expenses related to the issuance of the 300,000 shares of common stock which were valued at $0.25 per share on January 24, 2006.

SecureCare Technologies, Inc.

NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2007 and 2006

NOTE F - SHAREHOLDERS’ DEFICIT (Continued)

The board of directors ratified a letter agreement (the “Letter Agreement”) on June 16, 2006 with a related party, Gryphon Opportunities Fund I, LLC (“GOF”) (its majority shareholder on that date) in which GOF agreed to convert all of its outstanding notes payable and accrued interest to common stock of the Company and GOF agreed to release its lien on the Company’s assets. Both of these actions were conditioned upon the Company raising an aggregate of $570,000 in equity financing.

On June 16, 2006, the Company had approximately 30 million shares of common stock authorized remaining to be issued. To complete the equity financing and the conversion of the GOF outstanding notes payable and accrued interest to common stock, both at a price of approximately $.01 per share common share, the Company would have needed approximately 140 million authorized common shares.

As a result, the Company authorized the creation of a new Mandatorily Convertible Series C Preferred Stock (the “Series C Stock”) and commenced its equity financing at an offering price of $2.72 per share of Series C Stock (approximately $.01 per common share equivalent). Each share of Series C Stock represented 200 common share equivalents. The Series C Stock had no conversion rights unless and until the Company had sufficient authorized shares of common stock available to permit the conversion of all of the shares of the Series C Stock at a rate of 200 common shares for each share of Series C Stock. The Series C Stock had no liquidation preference, dividend rights or any other rights that were not included in the rights of the current common stock holders.

The Company achieved $570,000 in its equity financing on September 15, 2006 (the “Commitment Date”), triggering the conversion of all of GOF’s outstanding notes payable and accrued interest, through the commitment date, of $600,967 and the release of the GOF lien on the Company’s assets.

Accordingly, on November 13, 2006, upon filing its Certificate of Designation for the Series C Stock with the State of Nevada, the Company immediately issued a total of 515,587 shares of Series C Stock including 251,903 shares issued in the equity financing ($576,518 in total was raised by October 2, 2006) and 264,494 shares issued to affect the conversion of GOF’s notes and accrued interest.

To further its financial restructuring efforts, on October 19, 2006 the Company made a conversion offer to the remaining note holders to convert the balance of $1,283,500 in notes payable and the related accrued interest of $262,917 to Series C Stock. By December 31, 2006, the Company had received signed consents from note holders accepting the conversion offer representing $1,020,000 in notes payable and $208,328 in accrued interest. To affect these additional conversions the Company issued an additional 540,605 shares of Series C Stock.

After securing shareholder approval of a one for two hundred reverse common stock split, on April 24, 2007, the Company amended its Articles of Incorporation with the State of Nevada to reflect the reverse common stock split. Immediately thereafter, the Company’s 20,304,000 shares of common stock were changed into approximately 101,520 shares of common stock and each of the Company’s 1,058,835 issued and outstanding shares of Series C Stock were automatically converted to 200 shares of the Company’s common stock for an aggregate of 211,767,000 shares of common stock which were automatically converted into approximately 1,058,835 shares of common stock. The total number of common shares issued and outstanding immediately following the reverse stock split was approximately 1,160,355. All share and per share amounts have been restated for all periods present to reflect the reverse stock split.

In December 2006, in conjunction with $187,500 in 6% convertible bridge notes payable issued, the Company issued 75,000 warrants to purchase one share of common stock at $5.00 per share. These warrants were valued at a range of $19.90 to $29.90 per warrant resulting in a total fair value of $1,733,861. The Company allocated the proceeds received between the notes payable and the detachable warrants based on the relative fair values at the date of issuance. Based on the relative fair value calculations, the Company allocated $168,656 of the $187,500 in proceeds to the detachable warrants and the remaining $18,844 to the notes payable. The notes also contained a conversion feature allowing the note holders to convert the notes into common shares at a conversion price of $2.50 per share. The Company calculated a beneficial conversion feature in the amount of $1,721,156; however, the value of the beneficial conversion feature may not exceed the proceeds allocated to the notes payable under the relative fair value calculations. As a result, a beneficial conversion feature in the amount of $18,844 was recorded. The debt discount amount of $187,500 ($168,656 related to the fair value of the warrants and $18,884 related to the beneficial conversion feature) is being amortized as a component of interest expense over the life of the notes (twenty-four months).

The holders of the Series A preferred stock are entitled to vote upon all matters upon which holders of the common stock have the right to vote, and shall be entitled to the number of votes equal to the largest number of full shares of common stock into which the shares of preferred stock, pursuant to certain conversion and anti-dilution rights, could be converted on the appropriate record date. The holders of the Series A preferred stock are entitled to receive out the assets of the Corporation legally available therefore, dividends at the rate of 5 percent of the stated value ($1.00 per share), payable on an annual basis, either in cash or in shares of the Company’s common stock, par value $0.001 per share, based on the fair market value of the common stock on the date the dividend is declared, at the option of the Company. The holders of the Series A preferred stock will have preference in payment of dividends over the holder’s of common stock. Dividends on the Series A preferred stock are payable when declared by the board of directors. As of December 31, 2007, no dividends on the series A preferred stock have been declared. The period for which dividends will be paid will be determined by the board of directors at the time of dividend declaration. The Certificate of Designation for the series A preferred stock does not provide a specific provision for the accumulation of dividends; therefore no dividends or dividends payable have been recorded as of December 31, 2007. In the event of a liquidation, dissolution or winding-up of the Company, either voluntary or involuntary, the holders of the shares of Series A preferred stock then issued and outstanding are entitled to be paid out of the assets of the Company available for distribution to its shareholders, before any payment is made to the holders of shares of common stock or upon any other series of preferred stock of the Company that is junior to the Series A preferred stock, an amount per share equal to the stated value.

The holders of the Series B preferred stock are entitled to vote upon all matters upon which holders of the common stock have the right to vote, and shall be entitled to the number of votes equal to the largest number of full shares of common stock into which the shares of preferred stock, pursuant to certain conversion and anti-dilution rights, could be converted on the appropriate record date. The holders of the Company’s Series B preferred stock are not entitled to receive any dividends. In the event of a liquidation, dissolution or winding-up of the Company, either voluntary or involuntary, the holders of the shares of the Company’s Series A preferred stock and the Series B preferred stock then issued and outstanding are entitled to be paid out of the assets of the Company available for distribution to its shareholders on a pari passu basis, before any payment is made to the holders of shares of common stock or upon any other series of Preferred Stock of the Company that is junior to the Series A Preferred Stock and the Series B preferred stock, an amount per share equal to the stated value.

SecureCare Technologies, Inc.

NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2007 and 2006

NOTE G - STOCK OPTIONS AND WARRANTS

Stock Options

The Board of Directors of the Company approved the SecureCare Technologies, Inc. 2007 Stock Option Plan (the “2007 Plan”) on August 15, 2007. The Company has reserved 425,000 shares of common stock for issuance under the 2007 Plan. In accordance with the terms of the 2007 Plan, the exercise price of each option granted may not be less than the fair market value of common stock at the date of grant, without prior approval of the Board of Directors. Options are exercisable according to the terms set out in the option agreement, not to exceed ten years. At December 31, 2007, under the 2007 Plan, the Company had 411,667 options outstanding, of which 411,667 were exercisable.

The Company granted 420,834 options under the 2007 Plan on August 15, 2007 at an exercise price of $0.80 per share. Of the options granted under the 2007 Plan, 410,834 options vested immediately and 833 options vested between August 15, 2007 and November 15, 2007. On November 15, 2007, 9,167 options were forfeited. The Company calculates the fair value of each option award on the date of the grant using the Black-Scholes option-pricing model. The per share weighted-average fair value of stock options granted under the 2007 Plan during the third quarter of 2007 was $0.77. Using the Black-Scholes option pricing model, we used the following weighted-average assumptions to value these options: Risk free interest rate, 4.61%; expected life, 4 years; expected dividend yield, 0%; and daily annualized volatility of 211%.

The Board of Directors of the Company approved the SecureCare Technologies, Inc. 2004 Stock Option Plan (the “2004 Plan”) on December 31, 2004. The Company has reserved 10,000 shares of common stock for issuance under the 2004 Plan. The exercise price of each option granted may not be less than the fair market value of common stock at the date of grant, without prior approval of the Board of Directors. Options are exercisable according to the terms set out in the option agreement, not to exceed ten years. At December 31, 2007, under the 2004 Plan, the Company had 1,250 options outstanding, of which 1,250 were exercisable. All options granted by the Company under its 2004 Plan are restricted stock awards under rules promulgated by the Securities and Exchange Commission. There were no new options granted, exercised or cancelled under the 2004 Plan during the years ended December 31, 2007 and December 31, 2006.

For the year ended December 31, 2007 and 2006, the compensation expense associated with stock options was $318,878 and $153,704, respectively. The impact on the Company’s results of operations of recording stock-based compensation for the year ended December 31, 2007 and 2006 was as follows:

	Twelve Months Ended December 31, 2007	Twelve Months Ended December 31, 2006

Selling, general and administrative	$318,878	$153,704

Impact on net loss to common shareholders	$318,878	$153,704

Impact on net loss per share to common shareholders (basic and diluted)	$.3124	$1.514

SecureCare Technologies, Inc.

NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2007 and 2006

NOTE G - STOCK OPTIONS AND WARRANTS (Continued)

The following tables summarize the activity under both stock option plans for the year ended December 31, 2007:

	2007 Stock Option Plan

	Twelve Months Ended December 31, 2007

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2007	—	$—	— years	$—
Granted	420,834	$0.80	9.58 years	$294,584
Exercised	—	$—	— years	$—
Cancelled	—	$—	— years	$—
Forfeitures	(9,167)	$—	— years	$(6,417)

Outstanding at December 31, 2007	411,667	$0.80	9.58 years	$288,167

Vested and expected to vest at December 31, 2007	411,667	$0.80	9.58 years	$288,167
Options exercisable at December 31, 2007	411,667	$0.80	9.58 years	$288,167

	2004 Stock Incentive Plan

	Twelve Months Ended December 31, 2007

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2007	1,250	$200.00	— years
Granted	—
Exercised	—
Cancelled	—

Outstanding at December 31, 2007	1,250	$200.00	— years	$—

Vested and expected to vest at December 31, 2007	1,250	$200.00	— years	$—
Options exercisable at December 31, 2007	1,250	$200.00	— years	$—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock, $1.50, at December 31, 2007.

Warrants

For the year ended December 31, 2007 in conjunction with the issuance of $450,500 in 6% convertible bridge notes payable, the Company issued 180,200 warrants to purchase one share of common stock at $5.00 per share. These warrants were valued at a range of $5.91 to $10.00 per warrant resulting in a total fair value of $1,514,649. The Company allocated the proceeds received between the notes payable and the detachable warrants based on the relative fair values at the date of issuance. Based on the relative fair value calculations, the Company allocated $344,104 of the $450,500 in proceeds to the detachable warrants and the remaining $106,396 to the notes payable.

A summary of changes in the Company’s purchase warrants follows:

	Total

	Warrants	Range of Exercise Prices

Outstanding at 12/31/05	20,146	$202.00	-	$226.00
Granted	75,050	5.00
Exercised	—
Cancelled	(5,460)	202.00

Outstanding at 12/31/06	89,736	5.00	-	226.00

Granted	180,200	5.00
Exercised	—
Cancelled	—

Outstanding at 12/31/07	269,936	$5.00	-	$226.00

SecureCare Technologies, Inc.

NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2007 and 2006

NOTE G - STOCK OPTIONS AND WARRANTS (Continued)

Summary

The following table summarizes information about compensatory stock options outstanding at December 31, 2007:

Stock Options Outstanding				Stock Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Contractual Life	Weighted Avg Exercise Price	Number Exercisable	Weighted Avg Exercise Price
$0.80 - 0.80	411,667	9.58 years	$0.80	411,667	$0.80
$200.00 - 200.00	1,250	6.92 years	$200.00	1,250	$200.00

The following table summarizes information about other non-compensatory stock options outstanding at December 31, 2007:

Warrants Outstanding				Warrants Exercisable

Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Contractual Life	Weighted Avg Exercise Price	Number Exercisable	Weighted Avg Exercise Price
$5.0000 - $100.00	255,350	4.11 years	$5.04	255,350	$5.04
$100.01 - $200.00	11,995	1.49 years	$199.60	11,995	$199.60
$200.01 - $400.00	1,591	2.17 years	$250.00	1,591	$250.00
$400.01 - $700.00	1,000	0.49 years	$525.50	1,000	$525.50

The weighted average grant date fair value of options granted during 2007 was $0.77. Using the Black-Scholes option pricing model, we used the following weighted-average assumptions to value these options: Risk free interest rate, 4.61%; expected life, 4 years; expected dividend yield, 0%; and daily annualized volatility of 211%.

SecureCare Technologies, Inc.

NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2007 and 2006

NOTE H - RELATED PARTY TRANSACTIONS

At December 31, 2007, the Company had principal amounts of $729,500 in notes payable to the following related parties, who own 5% or greater of the Company’s outstanding common stock as of December 31, 2007:

Joseph Larter - $213,500. This includes $83,500 owed to the Joseph Trust, of which Joseph Larter is a Trustee, $80,000 owed to the Marldene Director’s Pension Scheme of which Joseph Larter is a Trustee, and $50,000 owed to Marldene Limited of which Joseph Larter is a Trustee.

David McCall - $218,000.

Michael Benton - $124,500. This includes $15,000 that is owed directly to Mr. Benton and $109,500 that is owed to the Benton Investment Company of which Michael Benton is the owner.

Kurt Gubler - $108,500.

Ian McIntyre - $65,000.

The indebtedness to related parties was incurred as set forth below.

For the year ended December 31, 2007, the Company issued $359,000 in 6% notes payable initially due December 31, 2008 and 143,600 shares of common stock, in accordance with the terms and conditions of the Financing approved by the Board of Directors in June of 2007, to related parties as follows:

$40,000 in 6% notes payable, initially due December 31, 2008, and 16,000 shares of common stock to SLT and Joe and Betty Larter being the current trustees of the Marldene Director’s Pension Scheme;

$50,000 in 6% notes payable, initially due December 31, 2008, and 20,000 shares of common stock to Marldene Limited, of which Joseph Larter is a director;

$109,500 in 6% notes payable, initially due December 31, 2008 and 43,800 shares of common stock to the Benton Investment Company, of which Michael Benton is the owner.

$109,500 in 6% notes payable, initially due December 31, 2008 and 43,800 shares of common stock to David McCall.

$50,000 in 6% notes payable, initially due December 31, 2008 and 20,000 shares of common stock to Ian McIntyre.

SecureCare Technologies, Inc.

NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2007 and 2006

NOTE H - RELATED PARTY TRANSACTIONS (Continued)

For the year ended December 31, 2007, the Company issued notes payable and common stock purchase warrants in accordance with the terms and conditions of the December, 2006 Financing approved by the Board of Directors, to related parties as follows:

$298,000 in two year Convertible Notes Payable, 6% Interest, Convertible at $2.50 per share with attached 119,200 common stock purchase warrants, of five year life, to purchase common stock at $5.00 per share:

$27,500 in convertible notes payable and 11,000 common stock purchase warrants to SLT and Joe and Betty Larter being the current trustees of the Marldene Director’s Pension Scheme;

$83,500 in convertible notes payable and 33,400 common stock purchase warrants to The Joseph Trust, of which Joseph Larter is a Trustee;

$93,500 in convertible notes payable and 37,400 common stock purchase warrants to David McCall;

$93,500 in convertible notes payable and 37,400 common stock purchase warrants to Kurt Gubler.

NOTE I - CONCENTRATIONS OF CREDIT RISK

The Company extends unsecured credit in the normal course of business to virtually all of its customers. The Company’s accounts receivable are subject to potential credit risk. The Company has provided an allowance for doubtful accounts which reflects its estimates of uncollectible amounts. The maximum exposure assuming non-performance by the customers is the amount shown on the balance sheet at the date of non-performance.

At December 31, 2007 one customer accounted for 52% of accounts receivable. This customer also accounted for 50% of the Company’s revenue for the twelve months ended December 31, 2007. At December 31, 2006 one customer accounted for 31% of accounts receivable. This customer also accounted for 23% of the Company’s revenue for the twelve months ended December 31, 2006.

Cash is maintained in financial institutions which, at times, may exceed Federal Deposit Insurance Corporation insured amounts. However, the Company mitigates its risk by assuring that cash is maintained in high quality credit institutions.

SecureCare Technologies, Inc.

NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2007 and 2006

NOTE J – ACCRUED PAYROLL TAXES

At December 31, 2007, the Company owes $183,055 in accrued payroll taxes and $89,899 in related penalties and interest, the majority of which is related to taxes owed from calendar year 2005. These amounts are classified as follows on the accompanying balance sheet:

	Current	Non-Current	Total

Accrued Payroll Taxes	$93,025	$90,030	$183,055
Penalties and Interest	32,492	57,407	89,899

Total	$125,517	$147,437	$272,954

The Company received a Notice of Federal Tax Lien by the Internal Revenue Service (IRS) dated May 24, 2006. The Tax Lien was filed with the Secretary of State in Texas. The Lien is in favor of the United States on all property and rights to property belonging to the Company for the amount of these taxes, and additional penalties, interest, and costs that may accrue. The Lien will remain in place until such time that the Company pays its obligations in full to the IRS. On March 1, 2007 the Company commenced an IRS-approved five year monthly payment plan to pay a majority of the delinquent payroll taxes and related interest and penalties totaling $178,077 at December 31, 2007. The Company will make monthly payments of $5,000 over the course of the five year plan.

NOTE K – LOSS ON EARLY EXTINGUISHMENT OF DEBT

In late June 2007, in accordance with the terms and conditions of the Company’s original conversion offer, dated October 19, 2006, to convert the principal amounts of notes payable and accrued interest to common stock, the Company received signed consents from additional note holders accepting the conversion offer representing $200,000 in notes payable and $44,018 in accrued interest. To affect these additional conversions, the Company issued 107,396 shares of common stock. The difference between the net carrying amount of the extinguished debt and the reacquisition price of the extinguished debt, totaling $381,358 was recognized as a loss in the period of extinguishment.

For the twelve month period ended December 31, 2006, the Company converted a total of $1,564,490 in notes payable and $264,806 in related accrued interest to 805,099 shares of Series C Stock (which was subsequently automatically converted to 805,099 shares of common stock on April 25, 2007). The difference between the net carrying amount of the extinguished debt and the reacquisition price of the extinguished debt, totaling $19,030,648 was recognized as a loss in the period of extinguishment.

NOTE L – SUBSEQUENT EVENTS

Subsequent to December 31, 2007 and through March 25, 2008, the Company received an additional $330,630 in gross proceeds from the issuance of notes payable, including $230,630 to related parties. The Company also issued 132,252 shares of common stock to the participating investors, including 92,252 shares to related parties.

On March 7, 2008, the Company received a letter from an attorney for an investor demanding payment on a promissory note issued in 2004 with a principal balance of $63,500. Another party has advised the Company that it is the legal owner of the promissory note. No legal action has been commenced and the Company is attempting to resolve the matter between the parties. The promissory note has been carried on the Company’s books as a liability and management does not believe that the outcome of this matter will have a material effect on the Company’s financial position, operating results or cash flows. However, there can be no assurance that any legal proceeding that develops as a result of this matter will not have a material impact.