Form 10-Q
period 2008-03-31
SECURECARE TECHNOLOGIES INC
filed 2008-05-09
CIK 18530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to _______________

Commission File Number: 0-29804

SecureCARE Technologies, Inc.
(Exact name of registrant as specified in its charter)

Nevada	82-0255758
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1617 W. 6th Street, Suite C
Austin, TX	78703
(Address of principal executive offices)	(Zip Code)

(512) 447-3700
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

As of March 31, 2008, 1,802,027 shares of common stock, par value $.001 per share, were outstanding, of which 858,270 shares were held by non-affiliates.

SECURECARE TECHNOLOGIES, INC.
FORM 10-Q
CONTENTS

SECURECARE TECHNOLOGIES, INC.
BALANCE SHEETS
March 31, 2008 (Unaudited) and December 31, 2007

	2008	2007

	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$51,961	$161,680
Accounts receivable - trade, net of allowance for doubtful accounts of $2,000	19,563	19,569
Prepaid expenses	15,166	12,253

Total current assets	86,690	193,502

Property and equipment, net of accumulated depreciation of $313,742 and $484,263, respectively	79,854	88,049
Deposits	26,404	5,852

Total assets	$192,948	$287,403

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities
Current portion of notes payable (including $875,130 and $431,500 to related parties, respectively), net of debt discount of $535,931 and $400,633, respectively	$1,390,199	$856,867
Accounts payable - trade	219,158	213,175
Accrued payroll	101,417	101,417
Accrued payroll taxes and penalties and interest - current	160,119	125,517
Accrued interest, including $24,577 and $29,091 to related parties, respectively	82,005	60,012
Other accrued liabilities	20,719	30,590

Total current liabilities	1,973,617	1,387,578

Notes payable (including $35,000 and $298,000 to related parties, respectively), less current portion and net of debt discount of $74,064 and $264,382, respectively	63,436	186,118
Non-current accrued payroll taxes and penalties and interest	137,912	147,437

Total liabilities	2,174,965	1,721,133

Shareholders’ deficit
Preferred stock - $0.001 par value; 15,000,000 shares authorized:
Series A preferred stock - 1,775,000 and 1,875,000 shares issued and outstanding, respectively (liquidation preference of $1.00 per share)	1,775	1,875
Series B preferred stock - 1,222,728 and 1,336,364 shares issued and outstanding, respectively (liquidation preference of $1.10 per share)	1,223	1,336
Common stock - $0.001 par value; 50,000,000 shares authorized, 1,802,027 and 1,658,706 shares issued and outstanding, respectively	1,802	1,659
Additional paid-in capital	36,494,749	36,365,516
Accumulated deficit	(38,481,566)	(37,804,116)

Total shareholders’ deficit	(1,982,017)	(1,433,730)

Total liabilities and shareholders’ deficit	$192,948	$287,403

The accompanying notes are an integral part of these financial statements.

SECURECARE TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)
For the Three Months Ended March 31, 2008 and 2007

	2008	2007

Revenues	$36,754	$34,841

Operating expenses
Cost of revenues	24,588	19,706
Selling, general and administrative	487,631	241,773

Operating loss	(475,465)	(226,638)

Other income (expense)
Other income	161	1,621
Interest expense (including $11,873 and $3,135 to related parties, respectively)	(202,146)	(61,123)

Net loss	$(677,450)	$(286,140)

Amortization of deemed dividend upon issuance of convertible preferred stock	—	(336,926)

Net loss attributable to common shareholders	$(677,450)	$(623,066)

Net loss per common share - basic and diluted	$(0.40)	$(6.14)

Weighted average number of common shares outstanding - basic and diluted	1,711,189	101,520

The accompanying notes are an integral part of these financial statements.

SECURECARE TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Three Months Ended March 31, 2008 and 2007

	2008	2007

Cash flows from operating activities
Net loss	$(677,450)	$(286,140)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,182	10,371
Bad debt expense	442	2,524
Stock compensation expense	12,356	—
Amortization of debt discount	171,827	45,932
Increases and decreases in working capital accounts:
Accounts receivable - trade	(435)	(1,706)
Prepaid expenses	(2,913)	309
Deposits	(20,552)	—
Accounts payable - trade	5,985	(46,907)
Accrued liabilities	37,196	(17,364)

Cash flows used in operating activities	(458,362)	(292,981)

Cash flows from investing activities
Capital expenditures	(6,987)	—
Capitalized software development costs	—	(31,250)

Cash flows used in investing activities	(6,987)	(31,250)

Cash flows from financing activities
Proceeds from notes payable	355,630	313,000

Cash flows provided by financing activities	355,630	313,000

Net decrease in cash and cash equivalents	(109,719)	(11,231)

Cash and cash equivalents, beginning of period	161,680	130,150

Cash and cash equivalents, end of period	$51,961	$118,919

Supplemental disclosures for cash flow information:

Fair value of warrants issued and beneficial conversion feature in connection with issuance of notes payable	$—	$313,000

Interest paid	$7,515	$—

Amortization of deemed dividend upon issuance of convertible preferred stock	$—	$336,926

Relative fair value of common stock issued in connection with issuance of notes payable	$116,807	$—

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

The Company’s Internet-based Sfax™ with Digital Signature and annotation features is the only secure EFR (electronic fax record) that is 100 percent dedicated to the healthcare industry. The product is a HIPAA-ready (Health Insurance Portability and Accountability Act) work flow solution that saves end-users up to 95 percent of the time and up to 80 percent of the cost of manual faxing. It provides a complete log and audit trail for all fax documents and completely eliminates the manual paper processing of fax documents. Sfax™ is distributed to end-users through the Company’s network of health care software vendors and value-added resellers and is sold as an easily integrated, add-on module to existing health care applications or as a stand-alone solution.

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

BASIS OF PRESENTATION

The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the financial information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Results of operations for the three-month period ended March 31, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

GOING CONCERN

The financial statements have been prepared on the assumption that the Company will continue as a going concern. The Company sustained a net loss of $677,450 for the three months ended March 31, 2008. The Company has accumulated losses through March 31, 2008 of $38,481,566 (including a non-recurring loss on early extinguishment of debt totaling $19,030,648 incurred in the fourth quarter of 2006). Cash used in operating activities for the period ended March 31, 2008 aggregated $458,362. Total liabilities at March 31, 2008 of $2,174,965 significantly exceed total assets of $192,948. As of the date of this report, the Company is unable to meet all of its short-term obligations because of shortages of cash. The Company’s continued existence depends upon the success of management’s efforts to raise additional capital necessary to meet the Company’s obligations as they come due, and to obtain sufficient capital to execute its business plan. The Company intends to obtain capital primarily through issuances of debt or equity. There can be no degree of assurance that the Company will be successful in completing additional financing transactions. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have a material adverse effect on the Company’s ability to continue as a going concern and to achieve its intended business objectives. The accompanying unaudited financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or classification of liabilities which may result from the inability of the Company to continue as a going concern.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. On February 12, 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis; the statement is effective for fiscal years beginning after December 31, 2008. Upon adoption, the provisions of SFAS No. 157 are to be applied prospectively with limited exceptions. Management is currently evaluating the impact that the full adoption of SFAS No. 157 will have on the financial position of the Company.

In December 2007, the FASB issued SFAS No. 141(R) (“SFAS No. 141(R)”), “Business Combinations,” which replaces SFAS No. 141 and issued SFAS No. 160 (“SFAS No.160 “), “Noncontrolling Interests in Consolidated Financial Statements,” an amendment of ARB No. 51. These two new standards will change the accounting for and the reporting for business combination transactions and noncontrolling (minority) interests in the consolidated financial statements, respectively. SFAS No. 141(R) will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. These two standards will be effective for the Company in the first quarter of fiscal year 2010. SFAS No. 141(R) will be applied prospectively. SFAS No. 160 requires retrospective application of most of the classification and presentation provisions. All other requirements of SFAS No. 160 shall be applied prospectively. Early adoption is prohibited for both standards.  The adoption of SFAS No. 141(R) and SFAS No. 160 will not have an impact on the Company’s current Consolidated Financial Statements.

NOTE 2. SUMMARY OF SIGNFICANT ACCOUNTING PRINCIPLES

REVENUE RECOGNITION

The Company derives its revenues from the following healthcare provider sources - recurring monthly service fees, one-time training and set-up fees and integration and customization services as contracted.

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

SOFTWARE AND SOFTWARE DEVELOPMENT COSTS

The Company capitalizes costs related to computer software developed or obtained for internal use in accordance with the American Institute of Certified Public Accountants Statement of Position (SOP) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” and is depreciated using the straight-line method over the estimated useful life of the software, generally two years. At March 31, 2008, capitalized software development costs totaled $235,750, less accumulated amortization of $189,177. No software development costs were incurred or capitalized during the three month period ended March 31, 2008.

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

Depreciation expense for the three months ended March 31, 2008 and 2007 was $15,182 and $10,371, respectively. In March 2008, the Company retired $185,703 of fully depreciated property and equipment, resulting in no gain or loss in the period.

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

STOCK-BASED COMPENSATION (Continued)

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

The Board of Directors of the Company approved the SecureCare Technologies, Inc. 2007 Stock Option Plan (the “2007 Plan”) on August 15, 2007. The Company has reserved 425,000 shares of common stock for issuance under the 2007 Plan. In accordance with the terms of the 2007 Plan, the exercise price of each option granted may not be less than the fair market value of common stock at the date of grant, without prior approval of the Board of Directors. Options are exercisable according to the terms set out in the option agreement, not to exceed ten years. All options granted by the Company under its 2007 Plan are restricted stock awards under rules promulgated by the Securities and Exchange Commission.

The Company granted 420,834 options under the 2007 Plan on August 15, 2007 at an exercise price of $0.80 per share. Of the options granted under the 2007 Plan, 410,834 options vested immediately and 833 options vested between August 15, 2007 and November 15, 2007. On November 15, 2007, 9,167 options were forfeited and on February 15, 2008, 833 options were canceled. On February 22, 2008, the Company granted an additional 10,000 options under the 2007 Plan at an exercise price of $1.25. These options vested immediately.

The Company calculates the fair value of each option award on the date of the grant using the Black-Scholes option-pricing model. Using the Black-Scholes option pricing model, we used the following weighted-average assumptions to value the options issued in the first quarter of 2008: Risk free interest rate, 3.79%; expected life, 4 years; expected dividend yield, 0%; and daily annualized volatility of 250%.

At March 31, 2008, under the 2007 Plan, the Company had 420,834 options outstanding, of which 420,834 were exercisable.

The Board of Directors of the Company approved the SecureCare Technologies, Inc. 2004 Stock Option Plan (the “2004 Plan”) on December 31, 2004. The Company has reserved 10,000 shares of common stock for issuance under the 2004 Plan. The exercise price of each option granted may not be less than the fair market value of common stock at the date of grant, without prior approval of the Board of Directors. Options are exercisable according to the terms set out in the option agreement, not to exceed ten years. At March 31, 2008, under the 2004 Plan, the Company had 1,250 options outstanding, of which 1,250 were exercisable. All options granted by the Company under its 2004 Plan are restricted stock awards under rules promulgated by the Securities and Exchange Commission. There were no new options granted, exercised or cancelled under the 2004 Plan during the three months ended March 31, 2008.

For the three months ended March 31, 2008 and 2007, the compensation expense associated with stock options was $12,356 and $0, respectively. The impact on the Company’s results of operations of recording stock-based compensation for the three months ended March 31, 2008 was as follows:

Three Months Ended March 31, 2008

Selling, general and administrative	$12,356

Impact on net loss to common shareholders	$12,356

Impact on net loss per share to common shareholders (basic and diluted)	$.01

STOCK-BASED COMPENSATION (Continued)

The following tables summarize the activity under both stock option plans for the three months ended March 31, 2008:

	2007 Stock Option Plan

	Three Months Ended March 31, 2008

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2008	411,667	$0.80	9.58 years

Granted	10,000	$1.25	9.83 years
Exercised	—	$—	— years

Cancelled	(833)	$—	— years
Forfeitures	—	$—	— years

Outstanding at March 31, 2008	420,834	$0.81	9.35 years	$—

Vested and expected to vest at March 31, 2008	420,834	$0.81	9.35 years	$—
Options exercisable at March 31, 2008	420,834	$0.81	9.35 years	$—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock, $0.51 at March 31, 2008.

	2004 Stock Incentive Plan

	Three Months Ended March 31, 2008

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2008	1,250	$200.00	6.7 years
Granted	—
Exercised	—
Cancelled	—

Outstanding at March 31, 2008	1,250	$200.00	6.7 years	$—

Vested and expected to vest at March 31, 2008	1,250	$200.00	6.7 years	$—
Options exercisable at March 31, 2008	1,250	$200.00	6.7 years	$—

COMMITMENTS AND CONTINGENCIES

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

LOSS PER COMMON SHARE

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the year. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding for the year. Common stock equivalents for the three month periods ended March 31, 2008 and 2007 totaling 962,209 and 433,297, respectively, have been excluded from the computation since such inclusion would have an anti-dilutive effect.

NOTE 3. NOTES PAYABLE

Notes payable at March 31, 2008 and December 31, 2007 consist of the following:

	2008		2007

	Short Term	Long Term	Short Term	Long Term
Note payable to Phoebe Holdings, Inc. at 7.5%, (9.5% after default) Note is in default as of May 1, 2005, unsecured	63,500	—	63,500	—

Convertible bridge note payable bearing interest at 6% Principal and interest due December 4, 2008, unsecured, including $30,000 to related parties	45,000	—	45,000	—

Related party convertible bridge note payable bearing interest at 6% Principal and interest due December 4, 2008, unsecured	15,000	—	15,000	—

Related party convertible bridge note payable bearing interest at 6% Principal and interest due December 6, 2008, unsecured	15,000	—	15,000	—

Convertible bridge note payable bearing interest at 6% Principal and interest due December 18, 2008, unsecured	50,000	—	50,000	—

Related party convertible bridge note payable bearing interest at 6% Principal and interest due December 18, 2008, unsecured	12,500	—	12,500	—

Convertible bridge note payable bearing interest at 6% Principal and interest due December 27, 2008, unsecured	50,000	—	50,000	—

Convertible bridge note payable bearing interest at 6% Principal and interest due January 18, 2009, unsecured	50,000	—	—	50,000

Related party convertible bridge note payable bearing interest at 6% Principal and interest due January 18, 2009, unsecured	12,500	—	—	12,500

Related party convertible bridge note payable bearing interest at 6% Principal due February 7, 2009, interest payable semi-annually, unsecured	83,500	—	—	83,500

Related party convertible bridge note payable bearing interest at 6% Principal due February 12, 2009, interest payable semi-annually, unsecured	83,500	—	—	83,500

Related party convertible bridge note payable bearing interest at 6% Principal due February 15, 2009, interest payable semi-annually, unsecured	83,500	—	—	83,500

Convertible bridge note payable bearing interest at 6% Principal due April 17, 2009, interest payable semi-annually, unsecured	—	25,000	—	25,000

Convertible bridge note payable bearing interest at 6% Principal due April 17, 2009, interest payable semi-annually, unsecured	—	7,500	—	7,500

Convertible bridge note payable bearing interest at 6% Principal due April 19, 2009, interest payable semi-annually, unsecured	—	25,000	—	25,000

Convertible bridge note payable bearing interest at 6% Principal due April 26, 2009, interest payable semi-annually, unsecured	—	25,000	—	25,000

Related party convertible bridge note payable bearing interest at 6% Principal due May 9, 2009, interest payable semi-annually, unsecured	—	15,000	—	15,000

Related party convertible bridge note payable bearing interest at 6% Principal due May 9, 2009, interest payable semi-annually, unsecured	—	10,000	—	10,000

Convertible bridge note payable bearing interest at 6% Principal due May 9, 2009, interest payable semi-annually, unsecured	—	10,000	—	10,000

Convertible bridge note payable bearing interest at 6% Principal due May 9, 2009, interest payable semi-annually, unsecured	—	10,000	—	10,000

Related party convertible bridge note payable bearing interest at 6% Principal due May 11, 2009, interest payable semi-annually, unsecured	—	10,000	—	10,000

Note payable to Investor bearing interest at 6% Principal and interest due May 30, 2008, unsecured	50,000	—	50,000	—

Bridge notes payable bearing interest at 6% Principal and interest due December 31, 2008, including $539, 630 to related parties, unsecured	1,312,130	—	956,500	—

	$1,926,130	$137,500	1,257,500	$450,500
Less: unamortized debt discount	(535,931)	(74,064)	(400,633)	(264,382)

Total notes payable	$1,390,199	$63,436	856,867	$186,118

NOTE 3. NOTES PAYABLE (Continued)

Bridge Financing Summary – June 2007 through March 2008

On June 13, 2007, the Board of Directors approved, effective June 1, 2007, the issuance of a series of Notes Payable (the “Financing”) totaling $1,500,000 maturing on December 31, 2008, with a stated interest rate of 6% per annum, with principal and interest payable at maturity. The Company has the option to extend the maturity date of the notes an additional twelve months. The stated interest rate on these notes during the optional extension period is 9% per annum. The Notes Payable have attached shares of the Company’s stock in the form of one share of common stock for each $2.50 invested into the offering for a total of up to 600,000 shares of common stock to be issued, of which 524,852 shares have been issued as of March 31, 2008, related to the notes entered into as of March 31, 2008.

From January 1, 2008 through March 31, 2008 the Company received a total of $355,630 in gross proceeds from issuance of the notes payable. In addition, the Company issued 142,252 shares of common stock to the participating investors. These shares were valued at a range of $0.51 to $1.65 per share resulting in a total fair value of $533,605. The Company allocated the proceeds received between the notes payable and the shares of common stock issued based on the relative fair values at the date of issuance. Based on the relative fair value calculations, the Company allocated $116,807 of the $355,630 in proceeds to the shares of common stock issued and the remaining $238,823 to the notes payable. The debt discount amount of $116,807 is being amortized as a component of interest expense over the life of the notes, ranging from nine to twelve months.

As of March 31, 2008, the Company has received a total of $1,312,130 in gross proceeds from issuance of the notes payable. In addition, the Company has issued 524,852 shares of common stock to the participating investors. These shares were valued at a range of $0.51 to $6.00 per share resulting in a total fair value of $2,495,305. The Company allocated the proceeds received between the notes payable and the shares of common stock issued based on the relative fair values at the date of issuance. Based on the relative fair value calculations, the Company allocated $533,890 of the $1,312,130 in proceeds to the shares of common stock issued and the remaining $778,240 to the notes payable. The debt discount amount of $533,890 is being amortized as a component of interest expense over the life of the notes, ranging from nine to eighteen months.

Bridge Financing Summary – January 2007 through May 2007

At March 31, 2008, the Company has $638,000 in outstanding two year 6% convertible bridge notes payable, for which the Company has issued 255,200 warrants to purchase common stock at $5.00 per share. These warrants were valued at a range of $5.91 to $29.91 per warrant resulting in a total fair value of $3,249,819. The Company allocated the proceeds received between the notes payable and the detachable warrants based on the relative fair values at the date of issuance. Based on the relative fair value calculations, the Company allocated $512,817 of the $638,000 in proceeds to the detachable warrants and the remaining $125,183 to the notes payable. The notes also contained a conversion feature allowing the note holders to convert the notes into common shares at a conversion price of $2.50 per share. The Company calculated a beneficial conversion feature in the amount of $3,146,817; however, the value of the beneficial conversion feature may not exceed the proceeds allocated to the notes payable under the relative fair value calculations. As a result, the value of the beneficial conversion feature is limited to $125,183, which is the amount of the proceeds allocated to notes payable. The debt discount amount of $638,000 ($512,817 related to the fair value of the warrants and $125,183 related to the beneficial conversion feature) is being amortized as a component of interest expense over the life of the notes (twenty-four months).

Other

As of March 31, 2008, the Company is in default on the principal amount of $63,500 in an unsecured note payable.

In February 2008, the Company paid interest of $7,515 on the portion of its Bridge IV Financing notes payable that require semi-annual interest payments. The entire $7,515 paid was to related parties.

NOTE 4. SHAREHOLDERS’ DEFICIT

In February 2008, the holder of 100,000 shares of Series A Convertible preferred stock and 113,636 shares of Series B Convertible preferred stock voluntarily converted these preferred stock shares to 500 and 569 shares of common stock, respectively.

During the three months ended March 31, 2008, in conjunction with $355,630 in gross proceeds from issuance of notes payable, the Company issued 142,252 shares of common stock to the participating investors (see Note 3 for additional information).

The holders of the Series A preferred stock are entitled to vote upon all matters upon which holders of the common stock have the right to vote, and shall be entitled to the number of votes equal to the largest number of full shares of common stock into which the shares of preferred stock, pursuant to certain conversion and anti-dilution rights, could be converted on the appropriate record date. The holders of the Series A preferred stock are entitled to receive out the assets of the corporation legally available therefore, dividends at the rate of 5 percent of the stated value ($1.00 per share), payable on an annual basis, either in cash or in shares of the Company’s common stock, par value $0.001 per share, based on the fair market value of the common stock on the date the dividend is declared, at the option of the Company. The holders of the Series A preferred stock will have preference in payment of dividends over the holders of common stock. Dividends on the Series A preferred stock are payable when declared by the board of directors. As of March 31, 2008, no dividends on the Series A preferred stock have been declared. The period for which dividends will be paid will be determined by the board of directors at the time of dividend declaration. The Certificate of Designation for the Series A preferred stock does not provide a specific provision for the accumulation of dividends; therefore no dividends or dividends payable have been recorded as of March 31, 2008. In the event of a liquidation, dissolution or winding-up of the Company, either voluntary or involuntary, the holders of the shares of Series A preferred stock then issued and outstanding are entitled to be paid out of the assets of the Company available for distribution to its shareholders, before any payment is made to the holders of shares of common stock or upon any other series of preferred stock of the Company that is junior to the Series A preferred stock, an amount per share equal to the stated value.

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

NOTE 5. ACCRUED PAYROLL TAXES

At March 31, 2008, the Company owes $184,531 in accrued payroll taxes and $113,500 in related penalties and interest, the majority of which is related to taxes owed from calendar year 2005. These amounts are classified as follows on the accompanying balance sheet:

	Current	Non-Current	Total

Accrued Payroll Taxes	$100,440	$84,091	$184,531
Penalties and Interest	59,679	53,821	113,500

Total	$160,119	$137,912	$298,031

The Company received a Notice of Federal Tax Lien by the Internal Revenue Service (IRS) dated May 24, 2006. The Tax Lien was filed with the Secretary of State in Texas. The Lien is in favor of the United States on all property and rights to property belonging to the Company for the amount of these taxes, and additional penalties, interest, and costs that may accrue. The Lien will remain in place until such time that the Company pays its obligations in full to the IRS. On March 1, 2007 the Company commenced an IRS-approved five year monthly payment plan to pay a majority of the delinquent payroll taxes and related interest and penalties totaling $170,384 at March 31, 2008. The Company will make monthly payments of $5,000 over the course of the five year plan.

NOTE 6. LEASE COMMITMENTS

The Company relocated its principal executive office to a new location in Austin, Texas in February of 2008. The new location was leased until February 28, 2010. This lease required the Company to prepay six months of rent totaling $17,617, as well as pay a refundable lease deposit of $2,936. The lease agreement also contains provisions for future rent increases. The total amount of rental payments due over the lease term is being charged to rent expense on the straight-line method over the term of the lease. The difference between rent expense recorded and the amount paid is recorded as “Deferred Rent Obligation”, which is included in “Other Accrued Liabilities” in the accompanying balance sheet.

NOTE 7. SUBSEQUENT EVENTS

On April 2, 2008, the Board of Directors approved a $500,000 increase of the $1,500,000 Notes Payable Financing, initially approved June 13, 2007, to a total of $2,000,000. The additional funds will be invested in various strategic projects and other resources required to support the planned growth of the Company in 2008. The Notes Payable have attached shares of the Company’s stock in the form of one share of common stock for each $2.50 invested into the offering for a total of up to 800,000 shares of common stock to be issued, of which 524,852 shares have been issued as of March 31, 2008. The Company has commenced with the securing of written consents from each of the previous subscribers into the $1,500,000 Notes Payable Financing, consenting to the increase of $500,000. As of the date of this filing all but one previous subscriber has consented.

Subsequent to March 31, 2008 and through May 6, 2008, the Company received an additional $375,000 in gross proceeds from the issuance of notes payable, including $100,000 to related parties. The Company also issued 150,000 shares of common stock to the participating investors, including 40,000 shares to related parties.

On April 4, 2008, the Company filed a Form 8-K dated April 2, 2008 reporting under item 5.02 (Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers) that it had appointed two new members to its Board of Directors, Mr. Joseph Larter and Mr. Tom Linhard. In addition, the Company reported that Mr. Allen Stamy had retired from the Board of Directors.

ITEM 2. MANGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking” statements as such term is defined in the Private Securities Litigation Reform Act of 1995 and information relating to the Company that is based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar import, as they relate to the Company or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein and in other filings made by the company with the Securities and Exchange Commission. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.

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

The Company’s Internet-based Sfax™ with Digital Signature and annotation features is the only secure EFR (electronic fax record) that is 100 percent dedicated to the healthcare industry. The product is a HIPAA-ready (Health Insurance Portability and Accountability Act) work flow solution that saves end-users up to 95 percent of the time and up to 80 percent of the cost of manual faxing. It provides a complete log and audit trail for all fax documents and completely eliminates the manual paper processing of fax documents. Sfax™ is distributed to end-users through the Company’s network of health care software vendors and value-added resellers and is sold as an easily integrated, add-on module to existing health care applications or as a stand-alone solution.

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

REVENUE RECOGNITION

The Company derives its revenues from the following healthcare provider sources - recurring monthly service fees, one-time training and set-up fees and integration and customization services as contracted.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2008 compared to three months ended March 31, 2007:

Revenues for the three months ended March 31, 2008 were $36,754 compared to $34,841 for the three months ended March 31, 2007. This 5% increase in sales is primarily attributed to revenue from the Company’s new flagship product, Sfax™. The Company launched Sfax, with its initial functionality in October of 2007. The Company completed significant functionality upgrades in February of 2008 with the addition of the Digital Signature and annotation features. The Sfax digital signature feature provides every registered user with a true digital certificate, enabling users to sign each fax digitally from a secure, HIPAA-ready platform. This feature saves health care providers significant amounts of time and money that otherwise would be spent scanning and printing faxes in order to physically sign them. Special annotation features allow users to edit faxed documents with tools such as check marks, boxes and rubber stamps.

In March of 2008 the Company completed development of its web service integration tools to provide its channel partners, health care information technology (HIT) companies and software vendors, with a simple, rapid and cost-effective method of integrating Sfax into any application architecture.

Enabled by its Sfax product launch and a series of additional development activities, management believes it has positioned the Company for significant revenue growth in 2008. With an estimated 14.9 billion fax pages sent and received annually in its targeted medical industry segments, the Company believes that the potential work-flow efficiencies to be realized and the corresponding reductions in overhead costs to be achieved by end-users of Sfax are on an industry-transforming order of magnitude.

The Company has completed a series of fund-raisings that supported it through the commercial launch of Sfax and its more recent development activities, while providing additional working capital.

Costs of revenues were $24,588 for the three months ended March 31, 2008 compared to $19,706 for the three months ended March 31, 2007. This 25% increase is primarily attributable to higher depreciation expense related to the capitalization of the Sfax™-related assets put into service during 2007.

Selling, general and administrative expenses were $487,631 for the three months ended March 31, 2008 compared to $241,773 for the three months ended March 31, 2007. This 102% increase in expenses was primarily attributable to increased salaries and benefits and other employee-related expenses, including travel and entertainment, of $148,386. Investor and public relations expenses increased $21,000 in 2008, reflecting the Company’s investments into these programs in mid-2007. In 2008, marketing and marketing consulting increased $17,000 resulting from expenses incurred in association with the full-scale February 2008 launch of its Sfax™ product with Digital signature and annotation features. Professional fees, including legal, audit and SOX compliance consulting services increased $28,000 in 2008. In addition, stock compensation expense, resulting from stock options granted in the first quarter of 2008 totaled $12,356, contributing to higher expenses.

Interest expense for the three months ended March 31, 2008 was $202,146 compared to $61,123 for the same period in 2007. Higher debt discount amortization in 2008 of $125,895 resulted from the issuance of notes payable from December 2006 through March 2008.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows used in operating activities for the three-month period ended March 31, 2008 totaled $458,362. Net cash flows used in operating activities for the three-month period ended March 31, 2007 was $292,981. The increase in net cash used by operating activities in 2008 is primarily due to the Company’s investments in additional resources, as required by its business plan to initiate growth in its revised business model, primarily people and people-related expenses of $148,386. In addition investor and public relations expenses increased $21,000 in 2008, reflecting the Company’s investments into these programs in mid-2007, marketing and marketing consulting increased $17,000 resulting from expenses incurred in association with the full-scale February 2008 launch of its Sfax™ product with Digital signature and annotation features, and professional fees, including legal, audit and SOX compliance consulting services increased $28,000 in 2008. This is partially offset by an increase in accrued liabilities of approximately $43,182.

Cash flows used in investing activities totaled $6,987 for the three months ended March 31, 2008 and consisted entirely of capitalized expenditures.

Net cash provided by financing activities was $355,630 for the three months ended March 31, 2008 and consisted entirely of proceeds from the issuance of notes payable.

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

LIQUIDITY AND CAPITAL RESOURCES (Continued)

The financial statements for the three months ended March 31, 2008 were prepared on the assumption that the Company will continue as a going concern. The Company sustained a net loss of $677,450 for the three months ended March 31, 2008. The Company has accumulated losses through March 31, 2008 of $38,481,566 (including a non-recurring loss on early extinguishment of debt totaling $19,030,648 incurred in the fourth quarter of 2006). Cash used in operating activities for the three-month period ended March 31, 2008 totaled $458,362. Total liabilities at March 31, 2008 of $2,174,965 significantly exceed total assets of $192,948. As of the date of this report, the Company is unable to meet all of its short-term obligations because of shortages of cash. The Company’s continued existence depends upon the success of management’s efforts to raise additional capital necessary to meet the Company’s obligations as they come due, and to obtain sufficient capital to execute its business plan. The Company intends to obtain capital primarily through issuances of debt or equity. There can be no degree of assurance that the Company will be successful in completing additional financing transactions. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have a material adverse effect on the Company’s ability to continue as a going concern and to achieve its intended business objectives. The accompanying unaudited financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or classification of liabilities which may result from the inability of the Company to continue as a going concern.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

From January 1, 2008 through March 31, 2008 the Company issued $180,630 in 6% notes payable initially due December 31, 2008 and 72,252 shares of common stock, in accordance with the terms and conditions of the Financing approved by the Board of Directors in June of 2007, to related parties.

In February 2007, the Company paid interest of $7,515 to related parties on the portion of its Bridge IV Financing notes payable that require semi-annual interest payments.

At March 31, 2008, the Company has outstanding $910,130 in related party notes payable. A total of $370,500 of these related party notes payable were issued as two year, 6% convertible bridge notes (convertible at $2.50 per share), for which the Company issued 148,200 warrants to purchase common stock at $5.00 per share. These related party notes begin maturing in December of 2008 through May of 2009. The balance of $539,630 in related party notes payable are 6% notes payable initially due December 31, 2008 with principal and interest payable at maturity. The Company has the option to extend the maturity date of the notes an additional twelve months. The stated interest rate on these notes during the optional extension period is 9% per annum. The notes have attached shares of the Company’s common stock in the form of one share of common stock for each $2.50 investing into the offering. In addition, in conjunction with the issuance of the notes payable, the Company has issued 215,852 shares of common stock to these related parties.

At March 31, 2008, the Company has $24,577 in accrued interest on the notes payable to related parties.

ITEM 4. CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of March 31, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

(b)  Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

a) EXHIBITS

31.1 Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2 Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32 Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b) REPORTS ON FORM 8-K

On February 7, 2008, the Company filed a Form 8-K, dated February 4, 2008 reporting under item 8.01 (other events) that the Company began a phased announcement of the launch of its Digital Signature and annotation features for its flagship product Sfax ™.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURECARE TECHNOLOGIES, INC.

	By:	/s/ DENNIS NASTO

DENNIS NASTO
Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ NEIL BURLEY

NEIL BURLEY
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 9, 2008