Form 10-Q
period 2008-06-30
SECURECARE TECHNOLOGIES INC
filed 2008-08-11
CIK 18530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 0-29804

SecureCARE Technologies, Inc.
(Exact name of registrant as specified in its charter)

Nevada	82-0255758
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1617 W. 6th Street, Suite C
Austin, TX	78703
(Address of principal executive offices)	(Zip Code)

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
Yes  ☐    No ☑

          As of June 30, 2008, 2,033,966 shares of common stock, par value $.001 per share, were outstanding, of which 850,976 shares were held by non-affiliates.

SECURECARE TECHNOLOGIES, INC.
FORM 10-Q
CONTENTS

SECURECARE TECHNOLOGIES, INC.
BALANCE SHEETS
June 30, 2008 (Unaudited) and December 31, 2007

	2008	2007

	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$229,685	$161,680
Accounts receivable - trade, net of allowance for doubtful accounts of $2,000	9,277	19,569
Prepaid expenses	8,152	12,253

Total current assets	247,114	193,502

Property and equipment, net of accumulated depreciation of $328,923 and $484,263, respectively	64,672	88,049
Deposits	26,404	5,852

Total assets	$338,190	$287,403

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities
Current portion of notes payable (including $1,576,794 and $696,500 to related parties, respectively), net of debt discount of $530,429 and $400,633, respectively	$2,129,865	$856,867
Accounts payable - trade	146,509	213,175
Accrued payroll	101,417	101,417
Accrued payroll taxes and penalties and interest - current	147,509	125,517
Deferred revenue	10,386	—
Accrued interest, including $52,104 and $24,835 to related parties, respectively	112,641	60,012
Other accrued liabilities	8,416	30,590

Total current liabilities	2,656,743	1,387,578

Notes payable (including $0 and $323,000 to related parties, respectively), less current portion and net of debt discount of $0 and $264,382, respectively	—	186,118
Non-current accrued payroll taxes and penalties and interest	127,964	147,437

Total liabilities	2,784,707	1,721,133

Shareholders’ deficit
Preferred stock - $0.001 par value; 15,000,000 shares authorized:
Series A preferred stock - 1,575,000 and 1,875,000 shares issued and outstanding, respectively (liquidation preference of $1.00 per share)	1,575	1,875
Series B preferred stock – 768,183 and 1,336,364 shares issued and outstanding, respectively (liquidation preference of $1.10 per share)	768	1,336
Common stock - $0.001 par value; 50,000,000 shares authorized, 2,033,966 and 1,658,706 shares issued and outstanding, respectively	2,034	1,659
Additional paid-in capital	36,635,802	36,365,516
Accumulated deficit	(39,086,696)	(37,804,116)

Total shareholders’ deficit	(2,446,517)	(1,433,730)

Total liabilities and shareholders’ deficit	$338,190	$287,403

The accompanying notes are an integral part of these financial statements.

SECURECARE TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)
For the Three Months Ended June 30, 2008 and 2007

	2008	2007

Revenues	$39,064	$34,041

Operating expenses
Cost of revenues	30,621	24,236
Selling, general and administrative	356,800	316,197
Loss on early extinguishment of debt	—	381,358

Operating loss	(348,357)	(687,750)

Other income (expense)
Other income	244	—
Interest expense (including $21,632 and $6,748 to related parties, respectively)	(257,017)	(102,438)

Net loss	$(605,130)	$(790,188)

Amortization of deemed dividend upon issuance of convertible preferred stock	—	(56,154)

Net loss attributable to common shareholders	$(605,130)	$(846,342)

Net loss per common share - basic and diluted	$(0.31)	$(0.92)

Weighted average number of common shares outstanding - basic and diluted	1,929,470	922,164

The accompanying notes are an integral part of these financial statements.

SECURECARE TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)
For the Six Months Ended June 30, 2008 and 2007

	2008	2007

Revenues	$75,819	$68,882

Operating expenses
Cost of revenues	55,210	51,629
Selling, general and administrative	844,431	550,283
Loss on early extinguishment of debt	—	381,358

Operating loss	(823,822)	(914,388)

Other income (expense)
Other income	405	1,621
Interest expense (including $38,248 and $10,108 to related parties, respectively)	(459,163)	(163,561)

Net loss	$(1,282,580)	$(1,076,328)

Amortization of deemed dividend upon issuance of convertible preferred stock	—	(393,080)

Net loss attributable to common shareholders	$(1,282,580)	$(1,469,408)

Net loss per common share - basic and diluted	$(0.70)	$(2.86)

Weighted average number of common shares outstanding - basic and diluted	1,820,330	514,109

The accompanying notes are an integral part of these financial statements.

SECURECARE TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Six Months Ended June 30, 2008 and 2007

	2008	2007

Cash flows from operating activities
Net loss	$(1,282,580)	$(1,076,328)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	30,363	13,659
Bad debt expense	442	2,524
Common stock issued for services	—	45,000
Stock compensation expense	12,356	—
Loss on early extinguishment of debt	—	381,358
Amortization of debt discount	390,056	129,175
Increases and decreases in working capital accounts:
Accounts receivable - trade	9,851	(9,388)
Prepaid expenses	4,101	1,245
Deposits	(20,552)	—
Deferred revenue	10,386	—
Accounts payable - trade	(66,666)	(49,263)
Accrued liabilities	34,941	(29,575)

Cash flows used in operating activities	(877,302)	(591,593)

Cash flows from investing activities
Capital expenditures	(6,987)	—
Capitalized software development costs	—	(31,250)

Cash flows used in investing activities	(6,987)	(31,250)

Cash flows from financing activities
Payment of notes payable	(50,000)	—
Proceeds from notes payable	1,002,294	729,501

Cash flows provided by financing activities	952,294	729,501

Net increase in cash and cash equivalents	68,005	106,658

Cash and cash equivalents, beginning of period	161,680	130,150

Cash and cash equivalents, end of period	$229,685	$236,808

Supplemental disclosures for cash flow information:

Interest paid	$13,304	$—

Amortization of deemed dividend upon issuance of convertible preferred stock	$—	$393,080

Relative fair value of common stock issued in connection with issuance of notes payable	$257,437	$196,942

Conversion of notes payable and accrued interest into common stock	$—	$244,018

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

BASIS OF PRESENTATION

The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the financial information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Results of operations for the three and six months ended June 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

Certain prior period amounts have been reclassified to conform to current period presentation.

These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

GOING CONCERN

The financial statements have been prepared on the assumption that the Company will continue as a going concern. The Company sustained a net loss of $1,282,580 for the six months ended June 30, 2008. The Company has accumulated losses through June 30, 2008 of $39,086,696 (including a non-recurring loss on early extinguishment of debt totaling $19,030,648 incurred in the fourth quarter of 2006). Cash used in operating activities for the period ended June 30, 2008 aggregated $877,302. Total liabilities at June 30, 2008 of $2,784,707 significantly exceed total assets of $338,190. As of the date of this report, the Company is unable to meet all of its short-term obligations because of shortages of cash. The Company’s continued existence depends upon the success of management’s efforts to raise additional capital necessary to meet the Company’s obligations as they come due, and to obtain sufficient capital to execute its business plan. The Company intends to obtain capital primarily through issuances of debt or equity. There can be no degree of assurance that the Company will be successful in completing additional financing transactions. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have a material adverse effect on the Company’s ability to continue as a going concern and to achieve its intended business objectives. The accompanying unaudited financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or classification of liabilities which may result from the inability of the Company to continue as a going concern.

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

NOTE 2. SUMMARY OF SIGNFICANT ACCOUNTING PRINCIPLES

REVENUE RECOGNITION

The Company derives its revenues from the following healthcare provider sources - recurring monthly service fees, one-time training and setup fees and integration and customization services as contracted.

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

SOFTWARE AND SOFTWARE DEVELOPMENT COSTS

The Company capitalizes costs related to computer software developed or obtained for internal use in accordance with the American Institute of Certified Public Accountants Statement of Position (SOP) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” and is depreciated using the straight-line method over the estimated useful life of the software, generally two years. At June 30, 2008, capitalized software development costs totaled $235,750, less accumulated amortization of $197,396. No software development costs were incurred or capitalized during the three and six month periods ended June 30, 2008.

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

Depreciation expense for the six months ended June 30, 2008 and 2007 was $30,363 and $13,659, respectively. In March 2008, the Company retired $185,703 of fully depreciated property and equipment, resulting in no gain or loss in the period.

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

At June 30, 2008, under the 2007 Plan, the Company had 420,834 options outstanding, of which 420,834 were exercisable. There were no new options granted, exercised or cancelled under the 2007 Plan during the second quarter of 2008.

The Board of Directors of the Company approved the SecureCare Technologies, Inc. 2004 Stock Option Plan (the “2004 Plan”) on December 31, 2004. The Company has reserved 10,000 shares of common stock for issuance under the 2004 Plan. The exercise price of each option granted may not be less than the fair market value of common stock at the date of grant, without prior approval of the Board of Directors. Options are exercisable according to the terms set out in the option agreement, not to exceed ten years. At June 30, 2008, under the 2004 Plan, the Company had 1,250 options outstanding, of which 1,250 were exercisable. All options granted by the Company under its 2004 Plan are restricted stock awards under rules promulgated by the Securities and Exchange Commission. There were no new options granted, exercised or cancelled under the 2004 Plan during the six months ended June 30, 2008.

For the six months ended June 30, 2008 and 2007, the compensation expense associated with stock options was $12,356 and $0, respectively. The impact on the Company’s results of operations of recording stock-based compensation for the three and six months ended June 30, 2008 was as follows:

	Six Months Ended June 30, 2008	Three Months Ended June 30, 2008

Selling, general and administrative	$12,356	$—

Impact on net loss to common shareholders	$12,356	$—

Impact on net loss per share to common shareholders (basic and diluted)	$.01	$—

STOCK-BASED COMPENSATION (Continued)

The following tables summarize the activity under both stock option plans for the six months ended June 30, 2008:

	2007 Stock Option Plan

	Six Months Ended June 30, 2008

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term		Aggregate Intrinsic Value

Outstanding at January 1, 2008	411,667	$0.80	9.08	years

Granted	10,000	$1.25	9.58	years
Exercised	—	$—	—	years

Cancelled	(833)	$—	—	years
Forfeitures	—	$—	—	years

Outstanding at June 30, 2008	420,834	$0.81	9.10	years	$—

Vested and expected to vest at June 30, 2008	420,834	$0.81	9.10	years	$—
Options exercisable at June 30, 2008	420,834	$0.81	9.10	years	$—

	2004 Stock Option Plan

	Six Months Ended June 30, 2008

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term		Aggregate Intrinsic Value

Outstanding at January 1, 2008	1,250	$200.00	6.42	years
Granted	—
Exercised	—
Cancelled	—

Outstanding at June 30, 2008	1,250	$200.00	6.42	years	$—

Vested and expected to vest at June 30, 2008	1,250	$200.00	6.42	years	$—
Options exercisable at June 30, 2008	1,250	$200.00	6.42	years	$—

The aggregate intrinsic value is calculated as the positive difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock, $0.75 at June 30, 2008.

COMMITMENTS AND CONTINGENCIES

On March 7, 2008, the Company received a letter from an attorney for an investor demanding payment on a promissory note issued in 2004 with a principal balance of $63,500. Another party has advised the Company that it is the legal owner of the promissory note. No legal action has been commenced and the Company is attempting to resolve the matter between the parties. As of the date of this filing the matter has not been resolved between the two parties. The promissory note has been carried on the Company’s books as a liability and management does not believe that the outcome of this matter will have a material effect on the Company’s financial position, operating results or cash flows. However, there can be no assurance that any legal proceeding that develops as a result of this matter will not have a material impact.

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

LOSS PER COMMON SHARE

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the year. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding for the year. Common stock equivalents for the six month periods ended June 30, 2008 and 2007 totaling 958,936 and 543,297, respectively, have been excluded from the computation since such inclusion would have an anti-dilutive effect.

NOTE 3. NOTES PAYABLE

Notes payable at June 30, 2008 and December 31, 2007 consist of the following:

	2008		2007

	Short Term	Long Term	Short Term	Long Term
Note payable to Phoebe Holdings, Inc. at 7.5%, (9.5% after default) Note is in default as of May 1, 2005, unsecured	63,500	—	63,500	—

Related party convertible bridge note payable bearing interest at 6% Principal and interest due December 4, 2008, unsecured	60,000	—	60,000	—

Related party convertible bridge note payable bearing interest at 6% Principal and interest due December 6, 2008, unsecured	15,000	—	15,000	—

Convertible bridge note payable bearing interest at 6% Principal and interest due December 18, 2008, unsecured	50,000	—	50,000	—

Related party convertible bridge note payable bearing interest at 6% Principal and interest due December 18, 2008, unsecured	12,500	—	12,500	—

Convertible bridge note payable bearing interest at 6% Principal and interest due December 27, 2008, unsecured	50,000	—	50,000	—

Convertible bridge note payable bearing interest at 6% Principal and interest due January 18, 2009, unsecured	50,000	—	—	50,000

Related party convertible bridge note payable bearing interest at 6% Principal and interest due January 18, 2009, unsecured	12,500	—	—	12,500

Related party convertible bridge note payable bearing interest at 6% Principal due February 7, 2009, interest payable semi-annually, unsecured	83,500	—	—	83,500

Related party convertible bridge note payable bearing interest at 6% Principal due February 12, 2009, interest payable semi-annually, unsecured	83,500	—	—	83,500

Related party convertible bridge note payable bearing interest at 6% Principal due February 15, 2009, interest payable semi-annually, unsecured	83,500	—	—	83,500

Related party convertible bridge note payable bearing interest at 6% Principal due April 17, 2009, interest payable semi-annually, unsecured	25,000	—	—	25,000

Convertible bridge note payable bearing interest at 6% Principal due April 17, 2009, interest payable semi-annually, unsecured	7,500	—	—	7,500

Convertible bridge note payable bearing interest at 6% Principal due April 19, 2009, interest payable semi-annually, unsecured	25,000	—	—	25,000

Convertible bridge note payable bearing interest at 6% Principal due April 26, 2009, interest payable semi-annually, unsecured	25,000	—	—	25,000

Related party convertible bridge note payable bearing interest at 6% Principal due May 9, 2009, interest payable semi-annually, unsecured	15,000	—	—	15,000

Related party convertible bridge note payable bearing interest at 6% Principal due May 9, 2009, interest payable semi-annually, unsecured	10,000	—	—	10,000

Convertible bridge note payable bearing interest at 6% Principal due May 9, 2009, interest payable semi-annually, unsecured	10,000	—	—	10,000

Convertible bridge note payable bearing interest at 6% Principal due May 9, 2009, interest payable semi-annually, unsecured	10,000	—	—	10,000

Related party convertible bridge note payable bearing interest at 6% Principal due May 11, 2009, interest payable semi-annually, unsecured	10,000	—	—	10,000

Related party note payable bearing interest at 6% Principal and interest due May 30, 2008, unsecured	—	—	50,000	—

Related party note payable bearing interest at 6% Principal and interest due December 03, 2008, unsecured	75,000	—	—	—

Bridge notes payable bearing interest at 6% Principal and interest due December 31, 2008, including $1,091,294 and $559,000 to related parties, unsecured	1,883,794	—	956,500	—

	$2,660,294	$—	1,257,500	$450,500
Less: unamortized debt discount	(530,429)	—	(400,633)	(264,382)

Total notes payable	$2,129,865	$—	856,867	$186,118

NOTE 3. NOTES PAYABLE (Continued)

Bridge Financing Summary – June 2007 through June 2008

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

On April 2, 2008, the Board of Directors approved a $500,000 increase (the “Extension”) to the $1,500,000 Financing, initially approved June 13, 2007, to a total of $2,000,000. The Financing and Extension Notes Payable have attached shares of the Company’s stock in the form of one share of common stock for each $2.50 invested into the offering for a total of up to 800,000 shares of common stock to be issued, of which 753,518 shares have been issued as of June 30, 2008.

From January 1, 2008 through June 30, 2008 the Company received a total of $927,294 in gross proceeds from the Financing and Extension. In addition, the Company issued 370,918 shares of common stock to the participating investors. These shares were valued at a range of $0.51 to $1.65 per share resulting in a total fair value of $1,292,368. The Company allocated the proceeds received between the notes payable and the shares of common stock issued based on the relative fair values at the date of issuance. Based on the relative fair value calculations, the Company allocated $257,437 of the $927,294 in proceeds to the shares of common stock issued and the remaining $669,857 to the notes payable. The debt discount amount of $257,437 is being amortized as a component of interest expense over the life of the notes, ranging from six to twelve months.

As of June 30, 2008, the Company has received a total of $1,883,794 in gross proceeds from issuance of notes payable in the Financing and the Extension. In addition, the Company has issued 753,518 shares of common stock to the participating investors. These shares were valued at a range of $0.51 to $6.00 per share resulting in a total fair value of $3,254,068. The Company allocated the proceeds received between the notes payable and the shares of common stock issued based on the relative fair values at the date of issuance. Based on the relative fair value calculations, the Company allocated $674,520 of the $1,883,794 in proceeds to the shares of common stock issued and the remaining $1,209,274 to the notes payable. The debt discount amount of $674,520 is being amortized as a component of interest expense over the life of the notes, ranging from six to eighteen months.

Bridge Financing Summary – January 2007 through May 2007

At June 30, 2008, the Company has $638,000 in outstanding two year 6% convertible bridge notes payable, for which the Company has issued 255,200 warrants to purchase common stock at $5.00 per share. These warrants were valued at a range of $5.91 to $29.91 per warrant resulting in a total fair value of $3,249,819. The Company allocated the proceeds received between the notes payable and the detachable warrants based on the relative fair values at the date of issuance. Based on the relative fair value calculations, the Company allocated $512,817 of the $638,000 in proceeds to the detachable warrants and the remaining $125,183 to the notes payable. The notes also contained a conversion feature allowing the note holders to convert the notes into common shares at a conversion price of $2.50 per share. The Company calculated a beneficial conversion feature in the amount of $3,146,817; however, the value of the beneficial conversion feature may not exceed the proceeds allocated to the notes payable under the relative fair value calculations. As a result, the value of the beneficial conversion feature is limited to $125,183, which is the amount of the proceeds allocated to notes payable. The debt discount amount of $638,000 ($512,817 related to the fair value of the warrants and $125,183 related to the beneficial conversion feature) is being amortized as a component of interest expense over the life of the notes (twenty-four months).

Other

On June 3, 2008, the Company received a $75,000 six month 6% unsecured note payable from a related party.

On June 20, 2008, the Company paid in full an unsecured note payable due to a related party in the amount of $50,000, plus accrued interest of $1,664.

In 2008, the Company paid interest of $11,640 on the portion of its Bridge IV Financing notes payable that require semi-annual interest payments.

As of June 30, 2008, the Company is in default on the principal amount of $63,500 in an unsecured note payable.

NOTE 4. SHAREHOLDERS’ DEFICIT

In February 2008, the holder of 100,000 shares of Series A Convertible preferred stock and 113,636 shares of Series B Convertible preferred stock voluntarily converted these preferred stock shares to 500 and 569 shares of common stock, respectively.

In April 2008, the holder of 45,455 shares of Series B Convertible preferred stock voluntarily converted these preferred stock shares to 227 shares of common stock.

In May 2008, the holder of 200,000 shares of Series A Convertible preferred stock and 409,090 shares of Series B Convertible preferred stock voluntarily converted these preferred stock shares to 1,000 and 2,046 shares of common stock, respectively.

During the six months ended June 30, 2008, in conjunction with $927,294 in gross proceeds from issuance of notes payable, the Company issued 370,918 shares of common stock to the participating investors (see Note 3 for additional information).

The holders of the Series A preferred stock are entitled to vote upon all matters upon which holders of the common stock have the right to vote, and shall be entitled to the number of votes equal to the largest number of full shares of common stock into which the shares of preferred stock, pursuant to certain conversion and anti-dilution rights, could be converted on the appropriate record date. The holders of the Series A preferred stock are entitled to receive out the assets of the corporation legally available therefore, dividends at the rate of 5 percent of the stated value ($1.00 per share), payable on an annual basis, either in cash or in shares of the Company’s common stock, par value $0.001 per share, based on the fair market value of the common stock on the date the dividend is declared, at the option of the Company. The holders of the Series A preferred stock will have preference in payment of dividends over the holders of common stock. Dividends on the Series A preferred stock are payable when declared by the board of directors. As of June 30, 2008, no dividends on the Series A preferred stock have been declared. The period for which dividends will be paid will be determined by the board of directors at the time of dividend declaration. The Certificate of Designation for the Series A preferred stock does not provide a specific provision for the accumulation of dividends; therefore no dividends or dividends payable have been recorded as of June 30, 2008. In the event of a liquidation, dissolution or winding-up of the Company, either voluntary or involuntary, the holders of the shares of Series A preferred stock then issued and outstanding are entitled to be paid out of the assets of the Company available for distribution to its shareholders, before any payment is made to the holders of shares of common stock or upon any other series of preferred stock of the Company that is junior to the Series A preferred stock, an amount per share equal to the stated value.

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

NOTE 5. ACCRUED PAYROLL TAXES

At June 30, 2008, the Company owes $164,675 in accrued payroll taxes and $110,798 in related penalties and interest, the majority of which is related to taxes owed from calendar year 2005. These amounts are classified as follows on the accompanying balance sheet:

	Current	Non-Current	Total

Accrued Payroll Taxes	$86,795	$77,880	$164,675
Penalties and Interest	60,714	50,084	110,798

Total	$147,509	$127,964	$275,473

The Company received a Notice of Federal Tax Lien by the Internal Revenue Service (IRS) dated May 24, 2006. The Tax Lien was filed with the Secretary of State in Texas. The Lien is in favor of the United States on all property and rights to property belonging to the Company for the amount of these taxes, and additional penalties, interest, and costs that may accrue. The Lien will remain in place until such time that the Company pays its obligations in full to the IRS. On March 1, 2007 the Company commenced an IRS-approved five year monthly payment plan to pay a majority of the delinquent payroll taxes and related interest and penalties totaling $162,366 at June 30, 2008. The Company will make monthly payments of $5,000 over the course of the five year plan.

NOTE 5. ACCRUED PAYROLL TAXES (Continued)

On June 23, 2008 the Company received a series of notices of Intent to Levy from the IRS regarding assessments of additional penalties and interest related to prior period payroll taxes, including but not limited to penalties assessed for non-use of the IRS Electronic Federal Tax Payment System (EFTPS). The notices also indicated that due to the non-payment of these additional penalties and interest amounts assessed, of approximately $31,000, the IRS intends to terminate the Company’s previously approved installment agreement on July 23, 2008. The installment agreement commenced on March 1, 2007 and the Company remains current on all payments required under the agreement.

As of the date of this filing, the Company continues to make attempts to contact the appropriate IRS representative to resolve the above matters. In the event of termination of its previously approved installment agreement by the IRS the company intends to file an automatic request for appeal, an appeal for which the Company has a legal right to request within 30 days from the date the agreement is terminated. At June 30, 2008 the Company has accrued approximately $31,000 in additional penalties and interest related to these assessments.

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

NOTE 7. SUBSEQUENT EVENTS

Subsequent to June 30, 2008 and through August 1, 2008, the Company received an additional $81,206 in gross proceeds from the issuance of notes payable. The Company also issued 32,482 shares of common stock to the participating investors.

On July 2, 2008 the Board of Directors of the Company approved the SecureCare Technologies, Inc. 2008 Stock Option Plan. Upon approval of the plan not more than an aggregate of 500,000 shares were reserved to be available for issuance pursuant to grants of stock options under the 2008 Stock Option Plan. A total of 480,000 stock options were granted under the plan on July 29, 2008, including 310,000 options granted to the board members, which vested immediately, and 170,000 options granted to management and employees, which will vest over a two year period. These options were all granted at an exercise price of $0.75 per share, in accordance with the terms of the 2008 Stock Option Plan.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2008 compared to three months ended June 30, 2007:

Revenues for the three months ended June 30, 2008 were $39,064 compared to $34,041 for the three months ended June 30, 2007. This 15% increase in revenues is primarily attributed to revenue from the Company’s new flagship product, Sfax™. The Company launched Sfax, with its initial functionality in October of 2007. The Company completed significant functionality upgrades in February of 2008 with the addition of the Digital Signature and annotation features. The Sfax digital signature feature provides every registered user with a true digital certificate, enabling users to sign each fax digitally from a secure, HIPAA-ready platform. This feature saves health care providers significant amounts of time and money that otherwise would be spent scanning and printing faxes in order to physically sign them. Special annotation features allow users to edit faxed documents with tools such as check marks, boxes and rubber stamps.

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

Costs of revenues were $30,621 for the three months ended June 30, 2008 compared to $24,236 for the three months ended June 30, 2007. This 26% increase is primarily attributable to higher depreciation expense related to the capitalization of the Sfax™-related assets put into service during 2007.

Selling, general and administrative expenses were $356,800 for the three months ended June 30, 2008 compared to $316,197 for the three months ended June 30, 2007. This 13% increase in expenses was primarily attributable to increased salaries and benefits and other employee-related expenses, including travel and entertainment, of $67,661. Investor and public relations expenses increased $19,000 in 2008, reflecting the Company’s investments into these programs in mid-2007. In 2008, marketing and marketing consulting increased $2,000 resulting from expenses incurred in association with the full-scale expansion of its Sfax™ product with Digital signature and annotation features. In addition, occupancy charges have increased $5,000 in relation to expenses associated with the new office space. Other corporate selling, general and administrative expenses increased $7,300 in 2008. Offsetting these higher expenses is a decrease of $45,000 in financial consulting expense in 2008 that resulted from the issuance of 7,500 shares of common stock to Mercom Capital Group, LLC for investor relation services in 2007. In addition, corporate legal expenses were $15,400 lower in 2008.

Interest expense for the three months ended June 30, 2008 was $257,017 compared to $102,438 for the same period in 2007. Higher debt discount amortization in 2008 of $136,954 resulted from the issuance of notes payable from December 2006 through June 2008. This issuance of notes payable resulted in a higher debt load, contributing to an increase of $19,218 in interest expense.

Six months ended June 30, 2008 compared to six months ended June 30, 2007:

Revenues for the six months ended June 30, 2008 were $75,819 compared to $68,882 for the six months ended June 30, 2007. This 10% increase in revenues is primarily attributed to revenue from the Company’s new flagship product, Sfax™. The Company launched Sfax, with its initial functionality in October of 2007. The Company completed significant functionality upgrades in February of 2008 with the addition of the Digital Signature and annotation features. The Sfax digital signature feature provides every registered user with a true digital certificate, enabling users to sign each fax digitally from a secure, HIPAA-ready platform. This feature saves health care providers significant amounts of time and money that otherwise would be spent scanning and printing faxes in order to physically sign them. Special annotation features allow users to edit faxed documents with tools such as check marks, boxes and rubber stamps.

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

RESULTS OF OPERATIONS (Continued)

Costs of revenues were $55,210 for the six months ended June 30, 2008 compared to $51,629 for the six months ended June 30, 2007. This 7% increase is primarily attributable to higher depreciation expense related to the capitalization of the Sfax™-related assets put into service during 2007.

Selling, general and administrative expenses were $844,431 for the six months ended June 30, 2008 compared to $550,283 for the six months ended June 30, 2007. This 54% increase in expenses was primarily attributable to increased salaries and benefits and other employee-related expenses, including travel and entertainment, of $215,760, and higher stock compensation expense of $12,356. Investor and public relations expenses increased $40,000 in 2008, reflecting the Company’s investments into these programs in mid-2007. In 2008, marketing and marketing consulting increased $19,000 resulting from expenses incurred in association with the full-scale expansion of its Sfax™ product with Digital signature and annotation features. Occupancy charges increased $25,000 in relation to expenses resulting from the new office space and property tax. Professional fees, including SOX compliance consulting services and audit fees increased $23,000 in 2008, and Director and Officer insurance expense increased $14,000 in 2008. Offsetting these higher expenses is a decrease of $45,000 in financial consulting expense in 2008 that resulted from the issuance of 7,500 shares of common stock to Mercom Capital Group, LLC for investor relation services in 2007. In addition, corporate legal expenses were $8,000 lower in 2008.

Interest expense for the six months ended June 30, 2008 was $459,163 compared to $163,561 for the same period in 2007. Higher debt discount amortization in 2008 of $262,849 resulted from the issuance of notes payable from December 2006 through June 2008. This issuance of notes payable resulted in a higher debt load, contributing to an increase of $36,052 in interest expense.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows used in operating activities for the six month period ended June 30, 2008 totaled $877,302. Net cash flows used in operating activities for the six month period ended June 30, 2007 was $591,593. The increase in net cash used by operating activities in 2008 is primarily due to the Company’s investments in additional resources and programs, as required by its business plan, to complete certain technology development projects and initiate growth in its revised business model, primarily people and people-related expenses of $215,760. Investor and public relations expenses increased $40,000 in 2008 reflecting the Company’s investments into these programs in mid-2007 and marketing and marketing consulting expenses increased $19,000 resulting from expenses incurred in association with the full-scale expansion of its Sfax product with Digital signature and annotation features.

Cash flows used in investing activities totaled $6,987 for the six months ended June 30, 2008 and consisted entirely of capitalized expenditures. Cash flows used in investing activities totaled $31,250 for the six months ended June 30, 2007 and consisted entirely of capitalized software development costs.

Net cash flow provided by financing activities was $952,294 for the six months ended June 30, 2008 and consisted entirely of the issuance of notes payable totaling $1,002,294 partially offset by repayment of a note payable totaling $50,000. Cash flow provided by financing activities was $729,501 for the six months ended June 30, 2007 and consisted entirely of the issuance of notes payable.

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

The financial statements for the six months ended June 30, 2008 were prepared on the assumption that the Company will continue as a going concern. The Company sustained a net loss of $1,282,580 for the six months ended June 30, 2008. The Company has accumulated losses through June 30, 2008 of $39,086,696 (including a non-recurring loss on early extinguishment of debt totaling $19,030,648 incurred in the fourth quarter of 2006). Cash used in operating activities for the six month period ended June 30, 2008 totaled $877,302. Total liabilities at June 30, 2008 of $2,784,707 significantly exceed total assets of $338,190. As of the date of this report, the Company is unable to meet all of its short-term obligations because of shortages of cash. The Company’s continued existence depends upon the success of management’s efforts to raise additional capital necessary to meet the Company’s obligations as they come due, and to obtain sufficient capital to execute its business plan. The Company intends to obtain capital primarily through issuances of debt or equity. There can be no degree of assurance that the Company will be successful in completing additional financing transactions. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have a material adverse effect on the Company’s ability to continue as a going concern and to achieve its intended business objectives. The accompanying unaudited financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or classification of liabilities which may result from the inability of the Company to continue as a going concern.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

From January 1, 2008 through June 30, 2008 the Company issued $532,294 in 6% notes payable initially due December 31, 2008 and 212,918 shares of common stock, in accordance with the terms and conditions of the Financing and the Extension to related parties.

From January 1, 2008 through June 30, 2008, the Company paid interest of $9,315 to related parties on the portion of its Bridge IV Financing notes payable that require semi-annual interest payments.

On June 20, 2008, the Company paid in full an unsecured note payable due to a related party in the amount of $50,000 dollars, plus accrued interest of $1,664.

At June 30, 2008, the Company has outstanding $1,576,794 in related party notes payable. A total of $410,500 of these related party notes payable were issued as two year, 6% convertible bridge notes (convertible at $2.50 per share), for which the Company issued 164,200 warrants to purchase common stock at $5.00 per share. These related party notes begin maturing in December of 2008 through May of 2009. A total of $1,091,294 in related party notes payable are 6% notes payable initially due December 31, 2008 with principal and interest payable at maturity. The Company has the option to extend the maturity date of the notes an additional twelve months. The stated interest rate on these notes during the optional extension period is 9% per annum. The notes have attached shares of the Company’s common stock in the form of one share of common stock for each $2.50 investing into the offering. In addition, in conjunction with the issuance of the notes payable, the Company has issued 436,518 shares of common stock to these related parties.

At June 30, 2008, the Company has outstanding a $75,000 six month 6% unsecured note payable to a related party.

At June 30, 2008, the Company has $52,104 in accrued interest on the notes payable to related parties.

ITEM 4. CONTROLS AND PRODCECURES

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

As of June 30, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

(b) Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

On March 7, 2008, the Company received a letter from an attorney for an investor demanding payment on a promissory note issued in 2004 with a principal balance of $63,500. Another party has advised the Company that it is the legal owner of the promissory note. No legal action has been commenced and the Company is attempting to resolve the matter between the parties. As of the date of this filing the matter has not been resolved between the two parties. The promissory note has been carried on the Company’s books as a liability and management does not believe that the outcome of this matter will have a material effect on the Company’s financial position, operating results or cash flows. However, there can be no assurance that any legal proceeding that develops as a result of this matter will not have a material impact.

Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

a) EXHIBITS

4.1 Form of 6% Promissory Note, initially due December 31, 2008 issued in the Financing Extension

4.2 The Financing Extension Form of Subscription Agreement

10.1 SecureCare Technologies, Inc. Year 2008 Stock Option Plan

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

Date: August 11, 2008