Form 10-Q
period 2008-09-30
SECURECARE TECHNOLOGIES INC
filed 2008-11-05
CIK 18530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 0-29804

SecureCARE Technologies, Inc.
(Exact name of registrant as specified in its charter)

Nevada	82-0255758
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1617 W. 6th Street, Suite C Austin, TX (Address of principal executive offices)	78703 (Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☒

          As of September 30, 2008, 2,066,448 shares of common stock, par value $.001 per share, were outstanding, of which 883,958 shares were held by non-affiliates.

SECURECARE TECHNOLOGIES, INC.
FORM 10-Q
CONTENTS

SECURECARE TECHNOLOGIES, INC.
BALANCE SHEETS
September 30, 2008 (Unaudited) and December 31, 2007

	2008	2007

	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$33,768	$161,680
Accounts receivable - trade, net of allowance for doubtful accounts of $1,582 and $2,000, respectively	19,617	19,569
Prepaid expenses	8,633	12,253

Total current assets	62,018	193,502

Property and equipment, net of accumulated depreciation of $346,123 and $484,263, respectively	71,522	88,049
Deposits	26,404	5,852

Total assets	$159,944	$287,403

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities
Current portion of notes payable (including $1,166,294 and $696,500 to related parties, respectively), net of debt discount of $177,217 and $400,633, respectively	$1,926,283	$856,867
Accounts payable - trade	156,327	213,175
Accrued payroll	144,914	101,417
Accrued payroll taxes and penalties and interest - current	143,323	125,517
Deferred revenue	18,526	—
Accrued interest, including $76,938 and $24,835 to related parties, respectively	154,214	60,012
Other accrued liabilities	6,323	30,590

Total current liabilities	2,549,910	1,387,578

Notes payable (including $410,500 and $323,000 to related parties), less current portion and net of debt discount of $164,521 and $264,382, respectively	473,479	186,118
Non-current accrued payroll taxes and penalties and interest	116,906	147,437

Total liabilities	3,140,295	1,721,133

Shareholders’ deficit
Preferred stock - $0.001 par value; 15,000,000 shares authorized:
Series A preferred stock - 1,575,000 and 1,875,000 shares issued and outstanding, respectively (liquidation preference of $1.00 per share)	1,575	1,875
Series B preferred stock – 768,183 and 1,336,364 shares issued and outstanding, respectively (liquidation preference of $1.10 per share)	768	1,336
Common stock - $0.001 par value; 50,000,000 shares authorized, 2,066,448 and 1,658,706 shares issued and outstanding, respectively	2,066	1,659
Additional paid-in capital	36,895,403	36,365,516
Accumulated deficit	(39,880,163)	(37,804,116)

Total shareholders’ deficit	(2,980,351)	(1,433,730)

Total liabilities and shareholders’ deficit	$159,944	$287,403

The accompanying notes are an integral part of these financial statements.

SECURECARE TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)
For the Three Months Ended September 30, 2008 and 2007

	2008	2007

Revenues	$48,505	$32,034

Operating expenses
Cost of revenues	31,710	25,477
Selling, general and administrative	560,544	593,887

Operating loss	(543,749)	(587,330)

Other income (expense)
Other income	428	—
Interest expense (including $24,834 and $10,340 to related parties, respectively)	(250,146)	(137,305)

Net loss	$(793,467)	$(724,635)

Net loss attributable to common shareholders	$(793,467)	$(724,635)

Net loss per common share - basic and diluted	$(0.38)	$(0.50)

Weighted average number of common shares outstanding - basic and diluted	2,063,435	1,454,905

The accompanying notes are an integral part of these financial statements.

SECURECARE TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)
For the Nine Months Ended September 30, 2008 and 2007

	2008	2007

Revenues	$124,323	$100,916

Operating expenses
Cost of revenues	86,919	77,107
Selling, general and administrative	1,404,975	1,144,169
Loss on early extinguishment of debt	—	381,358

Operating loss	(1,367,571)	(1,501,718)

Other income (expense)
Other income	833	1,621
Interest expense (including $63,082 and $20,448 to related parties, respectively)	(709,309)	(300,866)

Net loss	$(2,076,047)	$(1,800,963)

Amortization of deemed dividend upon issuance of convertible preferred stock	—	(393,080)

Net loss attributable to common shareholders	$(2,076,047)	$(2,194,043)

Net loss per common share - basic and diluted	$(1.09)	$(2.64)

Weighted average number of common shares outstanding - basic and diluted	1,901,956	831,154

The accompanying notes are an integral part of these financial statements.

SECURECARE TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Nine Months Ended September 30, 2008 and 2007

	2008	2007

Cash flows from operating activities
Net loss	$(2,076,047)	$(1,800,963)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	47,563	20,418
Bad debt expense	442	2,524
Common stock issued for services	—	45,000
Stock compensation expense	253,250	318,878
Loss on early extinguishment of debt	—	381,358
Amortization of debt discount	599,455	247,352
Increases and decreases in working capital accounts:
Accounts receivable - trade	(490)	(4,033)
Prepaid expenses	3,620	(10,867)
Deposits	(20,552)	—
Deferred revenue	18,526	—
Accounts payable - trade	(56,848)	(31,239)
Accrued liabilities	100,706	(118,670)

Cash flows used in operating activities	(1,130,375)	(950,242)

Cash flows from investing activities
Capital expenditures	(31,037)	(25,940)
Capitalized software development costs	—	(52,000)

Cash flows used in investing activities	(31,037)	(77,940)

Cash flows from financing activities
Payment of notes payable	(50,000)	—
Proceeds from notes payable	1,083,500	997,000

Cash flows provided by financing activities	1,033,500	997,000

Net decrease in cash and cash equivalents	(127,912)	(31,182)

Cash and cash equivalents, beginning of period	161,680	130,150

Cash and cash equivalents, end of period	$33,768	$98,968

Supplemental disclosures for cash flow information:

Interest paid	$13,304	$—

Amortization of deemed dividend upon issuance of convertible preferred stock	$—	$393,080

Relative fair value of common stock issued in connection with issuance of notes payable	$276,177	$261,790

Conversion of notes payable and accrued interest into common stock	$—	$244,018

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

BASIS OF PRESENTATION

The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the financial information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Results of operations for the three and nine months ended September 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

Certain prior period amounts have been reclassified to conform to current period presentation.

These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

GOING CONCERN

The financial statements have been prepared on the assumption that the Company will continue as a going concern. The Company sustained a net loss of $2,076,047 for the nine months ended September 30, 2008. The Company has accumulated losses through September 30, 2008 of $39,880,163 (including a non-recurring loss on early extinguishment of debt totaling $19,030,648 incurred in the fourth quarter of 2006). Cash used in operating activities for the period ended September 30, 2008 aggregated $1,130,375. Total liabilities at September 30, 2008 of $3,140,295 significantly exceed total assets of $159,944. As of the date of this report, the Company is unable to meet all of its short-term obligations because of shortages of cash. The Company’s continued existence depends upon the success of management’s efforts to raise additional capital necessary to meet the Company’s obligations as they come due, and to obtain sufficient capital to execute its business plan. The Company intends to obtain capital primarily through issuances of debt or equity. There can be no degree of assurance that the Company will be successful in completing additional financing transactions. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have a material adverse effect on the Company’s ability to continue as a going concern and to achieve its intended business objectives. The accompanying unaudited financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or classification of liabilities which may result from the inability of the Company to continue as a going concern.

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

SOFTWARE AND SOFTWARE DEVELOPMENT COSTS

The Company capitalizes costs related to computer software developed or obtained for internal use in accordance with the American Institute of Certified Public Accountants Statement of Position (SOP) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” and is depreciated using the straight-line method over the estimated useful life of the software, generally two years. At September 30, 2008, capitalized software development costs totaled $235,750, less accumulated amortization of $205,615. No software development costs were incurred or capitalized during the three and nine month periods ended September 30, 2008.

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

Depreciation expense for the nine months ended September 30, 2008 and 2007 was $47,563 and $20,418, respectively. In March 2008, the Company retired $185,703 of fully depreciated property and equipment, resulting in no gain or loss in the period.

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

2008 Plan

The Board of Directors of the Company approved the SecureCare Technologies, Inc. 2008 Stock Option Plan (the “2008 Plan”) on July 2, 2008. The Company has reserved 500,000 shares of common stock for issuance under the 2008 Plan. In accordance with the terms of the 2008 Plan, the exercise price of each option granted may not be less than the fair market value of common stock at the date of grant, without prior approval of the Board of Directors. Options are exercisable according to the terms set out in the option agreement, not to exceed ten years. All options granted by the Company under its 2008 Plan are restricted stock awards under rules promulgated by the Securities and Exchange Commission.

The Company granted 480,000 options under the 2008 Plan on July 29, 2008 at an exercise price of $0.75 per share. Of the options granted under the 2008 Plan, 310,000 options vested immediately and 170,000 options will vest ratably over a two year period (24 months). On August 12, 2008, the Company granted an additional 10,000 options under the 2008 Plan at an exercise price of $1.01. These options vest ratably over a two year period (24 months).

The Company calculates the fair value of each option award on the date of the grant using the Black-Scholes option-pricing model. Using the Black-Scholes option pricing model, we used the following weighted-average assumptions to value the options issued in the third quarter of 2008: Risk free interest rate, 4.04%; expected life, 4 years; expected dividend yield, 0%; and daily annualized volatility of 247%. At September 30, 2008, under the 2008 Plan, the Company had 490,000 options outstanding, of which 325,000 were exercisable.

2007 Plan

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

At September 30, 2008, under the 2007 Plan, the Company had 420,834 options outstanding, of which 420,834 were exercisable. There were no new options granted, exercised or cancelled under the 2007 Plan during the third quarter of 2008.

2004 Plan

The Board of Directors of the Company approved the SecureCare Technologies, Inc. 2004 Stock Option Plan (the “2004 Plan”) on December 31, 2004. The Company has reserved 10,000 shares of common stock for issuance under the 2004 Plan. The exercise price of each option granted may not be less than the fair market value of common stock at the date of grant, without prior approval of the Board of Directors. Options are exercisable according to the terms set out in the option agreement, not to exceed ten years. At September 30, 2008, under the 2004 Plan, the Company had 1,250 options outstanding, of which 1,250 were exercisable. All options granted by the Company under its 2004 Plan are restricted stock awards under rules promulgated by the Securities and Exchange Commission. There were no new options granted, exercised or cancelled under the 2004 Plan during the nine months ended September 30, 2008.

STOCK-BASED COMPENSATION (Continued)

For the nine months ended September 30, 2008 and 2007, the compensation expense associated with stock options was $253,250 and $318,878, respectively. The impact on the Company’s results of operations of recording stock-based compensation for the three and nine months ended September 30, 2008 was as follows:

	Nine Months Ended Sept 30, 2008	Nine Months Ended Sept 30, 2007	Three Months Ended Sept 30, 2008	Three Months Ended Sept 30, 2007

Selling, general and administrative	$253,250	$318,878	$240,894	$318,878

Impact on net loss to common shareholders	$253,250	$318,878	$240,894	$318,878

Impact on net loss per share to common shareholders (basic and diluted)	$.13	$.38	$.12	$.22

The following tables summarize the activity under all stock option plans for the nine months ended September 30, 2008:

	2008 Stock Option Plan

	Nine Months Ended September 30, 2008

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term		Aggregate Intrinsic Value

Outstanding at January 1, 2008	—	$—	—	years

Granted	490,000	$0.76	9.83	years
Exercised	—	$—	—	years

Cancelled	—	$—	—	years
Forfeitures	—	$—	—	years

Outstanding at September 30, 2008	490,000	$0.76	9.83	years	$—

Vested and expected to vest at September 30, 2008	490,000	$0.76	9.83	years	$—
Options exercisable at September 30, 2008	325,000	$0.76	9.83	years	$—

	2007 Stock Option Plan

	Nine Months Ended September 30, 2008

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term		Aggregate Intrinsic Value

Outstanding at January 1, 2008	411,667	$0.80	8.83	years

Granted	10,000	$1.25	9.33	years
Exercised	—	$—	—	years

Cancelled	(833)	$—	—	years
Forfeitures	—	$—	—	years

Outstanding at September 30, 2008	420,834	$0.81	8.85	years	$—

Vested and expected to vest at September 30, 2008	420,834	$0.81	8.85	years	$—
Options exercisable at September 30, 2008	420,834	$0.81	8.85	years	$—

	2004 Stock Option Plan

	Nine Months Ended September 30, 2008

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term		Aggregate Intrinsic Value

Outstanding at January 1, 2008	1,250	$200.00	6.17	years
Granted	—
Exercised	—
Cancelled	—

Outstanding at September 30, 2008	1,250	$200.00	6.17	years	$—

Vested and expected to vest at September 30, 2008	1,250	$200.00	6.17	years	$—
Options exercisable at September 30, 2008	1,250	$200.00	6.17	years	$—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock, $0.75 at September 30, 2008.

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

LOSS PER COMMON SHARE

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the year. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding for the year. Common stock equivalents for the nine month periods ended September 30, 2008 and 2007 totaling 1,516,356 and 964,131, respectively, have been excluded from the computation since such inclusion would have an anti-dilutive effect.

NOTE 3. NOTES PAYABLE

Notes payable at September 30, 2008 and December 31, 2007 consist of the following:

	2008		2007

	Short Term	Long Term	Short Term	Long Term

Note payable to Phoebe Holdings, Inc. at 7.5%, unsecured. Note is in default as of May 1, 2005. Interest rate increased to 9.5% after default.	$63,500	$—	$63,500	$—

Related party note payable bearing interest at 6% Principal and interest due December 03, 2008, unsecured	75,000	—	—	—

Related party note payable bearing interest at 6% Principal and interest due May 30, 2008, unsecured	—	—	50,000	—

Bridge Financing Summary

Convertible bridge notes payable bearing interest at 6%, including $87,500 to related parties, unsecured. Principal and interest originally due during the month of December 2008; however, note extensions of 1 year were approved during Q3 2008, with an adjusted interest rate of 7.5% during the extension period.	—	187,500	187,500	—

Convertible bridge notes payable bearing interest at 6%, including $12,500 to related parties, unsecured. Principal and interest originally due during the month of January 2009; however, note extensions of 1 year were approved during Q3 2008, with an adjusted interest rate of 7.5% during the extension period.	—	62,500	—	62,500

Related party convertible bridge notes payable bearing interest at 6%, unsecured. Principal and interest originally due during the month of February 2009; however, note extensions of 1 year were approved during Q3 2008, with an adjusted interest rate of 7.5% during the extension period.	—	250,500	—	250,500

Convertible bridge notes payable bearing interest at 6%, including $25,000 to related parties, unsecured. Principal and interest originally due during the month of April 2009; however, note extensions of 1 year were approved during Q3 2008, with an adjusted interest rate of 7.5% during the extension period.	—	82,500	—	82,500

Convertible bridge notes payable bearing interest at 6%, including $35,000 to related parties, unsecured. Principal and interest originally due during the month of May 2009; however, note extensions of 1 year were approved during Q3 2008, with an adjusted interest rate of 7.5% during the extension period.	—	55,000	—	55,000

Bridge notes payable bearing interest at 6% Principal and interest due December 31, 2008, including $1,091,294 and $559,000 to related parties, unsecured	1,965,000	—	956,500	—

	$2,103,500	$638,000	$1,257,500	$450,500
Less: unamortized debt discount	(177,217)	(164,521)	(400,633)	(264,382)

Total notes payable	$1,926,283	$473,479	$856,867	$186,118

NOTE 3. NOTES PAYABLE (Continued)

Bridge Financing Summary – June 2007 through September 2008

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

On April 2, 2008, the Board of Directors approved a $500,000 increase (the “Extension”) to the $1,500,000 Financing, initially approved June 13, 2007, to a total of $2,000,000. The Financing and Extension Notes Payable have attached shares of the Company’s stock in the form of one share of common stock for each $2.50 invested into the offering for a total of up to 800,000 shares of common stock to be issued, of which 786,000 shares have been issued as of September 30, 2008.

From January 1, 2008 through September 30, 2008 the Company received a total of $1,008,500 in gross proceeds from the Financing and Extension. In addition, the Company issued 403,400 shares of common stock to the participating investors. These shares were valued at a range of $0.51 to $1.65 per share resulting in a total fair value of $1,397,936. The Company allocated the proceeds received between the notes payable and the shares of common stock issued based on the relative fair values at the date of issuance. Based on the relative fair value calculations, the Company allocated $276,177 of the $1,008,500 in proceeds to the shares of common stock issued and the remaining $732,323 to the notes payable. The debt discount amount of $276,177 is being amortized as a component of interest expense over the life of the notes, ranging from five to twelve months.

As of September 30, 2008, the Company has received a total of $1,965,000 in gross proceeds from issuance of notes payable in the Financing and the Extension. In addition, the Company has issued 786,000 shares of common stock to the participating investors. These shares were valued at a range of $0.51 to $6.00 per share resulting in a total fair value of $3,359,636. The Company allocated the proceeds received between the notes payable and the shares of common stock issued based on the relative fair values at the date of issuance. Based on the relative fair value calculations, the Company allocated $693,260 of the $1,965,000 in proceeds to the shares of common stock issued and the remaining $1,271,740 to the notes payable. The debt discount amount of $693,260 is being amortized as a component of interest expense over the life of the notes, ranging from five to eighteen months.

Bridge Financing Summary – January 2007 through May 2007

At September 30, 2008, the Company has $638,000 in outstanding two year 6% convertible bridge notes payable, for which the Company has issued 255,200 warrants to purchase common stock at $5.00 per share. These warrants were valued at a range of $5.91 to $29.91 per warrant resulting in a total fair value of $3,249,819. The Company allocated the proceeds received between the notes payable and the detachable warrants based on the relative fair values at the date of issuance. Based on the relative fair value calculations, the Company allocated $512,817 of the $638,000 in proceeds to the detachable warrants and the remaining $125,183 to the notes payable. The notes also contained a conversion feature allowing the note holders to convert the notes into common shares at a conversion price of $2.50 per share. The Company calculated a beneficial conversion feature in the amount of $3,146,817; however, the value of the beneficial conversion feature may not exceed the proceeds allocated to the notes payable under the relative fair value calculations. As a result, the value of the beneficial conversion feature is limited to $125,183, which is the amount of the proceeds allocated to notes payable. The debt discount amount of $638,000 ($512,817 related to the fair value of the warrants and $125,183 related to the beneficial conversion feature) was being amortized as a component of interest expense over the original life of the notes (twenty-four months).

On August 6, 2008, the Board of Directors approved a Note Extension Terms and Conditions Offer (the “Offer”), to the note holders who have invested in this financing, totaling $638,000 in principal amounts between December 2006 and May 2007 (the “Notes”). The Notes and the related accrued interest originally mature between December 2008 and May 2009; however, the Offer included a one-year extension of the maturity date of the Notes. In exchange for agreeing to the one-year extension the Note holders were offered an increased interest rate from 6% to 7.5% during the extension period, a re-pricing of the stock purchase warrants sold in connection with the Notes from $5.00 per share to $2.50 per share, and the Offer granted the Note holders the right, exercisable at their sole discretion, to receive common stock at a price of $1.50 per share in lieu of accrued interest at the extended maturity date (representing a total of up to 67,420 shares of common stock to be issued). An analysis of the fair value of the warrants after the Offer consideration resulted in immaterial changes to the original fair value calculation; therefore, no accounting adjustment has been made, with the exception of the debt discount amortization, which the remaining amount is now being amortized over the 12 month extension period.

As of September 30, 2008 the Company has received written consents to the Offer from Note holders representing the entire $638,000 principal amount of notes outstanding.

NOTE 3. NOTES PAYABLE (Continued)

Other

On June 3, 2008, the Company received a $75,000 six month 6% unsecured note payable from a related party.

On June 20, 2008, the Company paid in full an unsecured note payable due to a related party in the amount of $50,000, plus accrued interest of $1,664.

In 2008, the Company paid interest of $11,640 on the portion of the $638,000 in principal of notes outstanding that required semi-annual interest payments. As of September 30, 2008, upon acceptance of the Offer by all the Note holders representing the entire $638,000 principal amount of notes outstanding, all of the notes now require payment of interest at the extended maturity date.

As of September 30, 2008, the Company is in default on the principal amount of $63,500 in an unsecured note payable.

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

During the nine months ended September 30, 2008, in conjunction with $1,008,500 in gross proceeds from issuance of notes payable, the Company issued 403,400 shares of common stock to the participating investors (see Note 3 for additional information).

The holders of the Series A preferred stock are entitled to vote upon all matters upon which holders of the common stock have the right to vote, and shall be entitled to the number of votes equal to the largest number of full shares of common stock into which the shares of preferred stock, pursuant to certain conversion and anti-dilution rights, could be converted on the appropriate record date. The holders of the Series A preferred stock are entitled to receive out the assets of the corporation legally available therefore, dividends at the rate of 5 percent of the stated value ($1.00 per share), payable on an annual basis, either in cash or in shares of the Company’s common stock, par value $0.001 per share, based on the fair market value of the common stock on the date the dividend is declared, at the option of the Company. The holders of the Series A preferred stock will have preference in payment of dividends over the holders of common stock. Dividends on the Series A preferred stock are payable when declared by the board of directors. As of September 30, 2008, no dividends on the Series A preferred stock have been declared. The period for which dividends will be paid will be determined by the board of directors at the time of dividend declaration. The Certificate of Designation for the Series A preferred stock does not provide a specific provision for the accumulation of dividends; therefore no dividends or dividends payable have been recorded as of September 30, 2008. In the event of a liquidation, dissolution or winding-up of the Company, either voluntary or involuntary, the holders of the shares of Series A preferred stock then issued and outstanding are entitled to be paid out of the assets of the Company available for distribution to its shareholders, before any payment is made to the holders of shares of common stock or upon any other series of preferred stock of the Company that is junior to the Series A preferred stock, an amount per share equal to the stated value.

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

NOTE 5. ACCRUED PAYROLL TAXES

At September 30, 2008, the Company owes $146,972 in accrued payroll taxes and $113,257 in related penalties and interest, the majority of which is related to taxes owed from calendar year 2005. These amounts are classified as follows on the accompanying balance sheet:

	Current	Non-Current	Total

Accrued Payroll Taxes	$76,255	$70,717	$146,972
Penalties and Interest	67,068	46,189	113,257

Total	$143,323	$116,906	$260,229

The Company received a Notice of Federal Tax Lien by the Internal Revenue Service (IRS) dated May 24, 2006. The Tax Lien was filed with the Secretary of State in Texas. The Lien is in favor of the United States on all property and rights to property belonging to the Company for the amount of these taxes, and additional penalties, interest, and costs that may accrue. The Lien will remain in place until such time that the Company pays its obligations in full to the IRS. On March 1, 2007 the Company commenced an IRS-approved five year monthly payment plan (the “Installment Agreement”) to pay a majority of the delinquent payroll taxes and related interest and penalties totaling $154,010 at September 30, 2008. The Company will make monthly payments of $5,000 over the course of the five year plan.

On June 23, 2008 the Company received a series of notices of Intent to Levy from the IRS regarding assessments of additional penalties and interest related to prior period payroll taxes, including but not limited to penalties assessed for non-use of the IRS Electronic Federal Tax Payment System (EFTPS). The notices also indicated that due to the non-payment of these additional penalties and interest amounts assessed, of approximately $31,000, the IRS intends to terminate the Company’s previously approved installment agreement on July 23, 2008. At September 30, 2008 the Company has accrued approximately $31,000 in additional penalties and interest related to these assessments.

As of the date of this filing, and after meeting with an IRS Revenue Agent on October 14, 2008, the Company has received a verbal acknowledgement from the IRS that after processing an abatement of a portion of the additional penalties and interest previously assessed to the Company, the total amounts owed will be recalculated and reflected in the Installment Agreement. The Company was informed in its meeting with the IRS on October 14, 2008 that the Installment Agreement had been cancelled in late June of 2008. The Company had received no prior notice of this action. The Company has, since June, continued to make monthly payments of $5,000 on the installment agreement, and remains current on all payments required under the agreement. The Company anticipates the Installment Agreement will be reinstated by the IRS during the fourth quarter of fiscal 2008.

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

NOTE 7. SUBSEQUENT EVENTS

On September 22, 2008 the Board of Directors approved the issuance of a new series of notes payable (the “New Notes”) totaling $500,000 maturing on December 31, 2009, with a stated interest rate of 8% per annum with principal and interest payable at maturity. The New Notes have attached shares of the Company’s common stock in the form of one share of common stock for each $1.00 invested into the offering for a total of up to 500,000 shares to be issued.

Subsequent to September 30, 2008 and through October 31, 2008, the Company has received $60,000 in gross proceeds from the issuance of New Notes. The Company also issued 60,000 shares of common stock to these participating investors.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

Three months ended September 30, 2008 compared to three months ended September 30, 2007:

Revenues for the three months ended September 30, 2008 were $48,505 compared to $32,034 for the three months ended September 30, 2007. This 51% increase in revenues is primarily attributed to revenue from the Company’s new flagship product, Sfax™. The Company launched Sfax, with its initial functionality in October of 2007. The Company completed significant functionality upgrades in February of 2008 with the addition of the Digital Signature and annotation features. The Sfax digital signature feature provides every registered user with a true digital certificate, enabling users to sign each fax digitally from a secure, HIPAA-ready platform. This feature saves health care providers significant amounts of time and money that otherwise would be spent scanning and printing faxes in order to physically sign them. Special annotation features allow users to edit faxed documents with tools such as check marks, boxes and rubber stamps.

In March of 2008 the Company completed development of its web service integration tools to provide its channel partners, health care information technology (HIT) companies and software vendors, with a simple, rapid and cost-effective method of integrating Sfax into any application architecture.

Enabled by its Sfax product launch and a series of additional development activities, management believes it has positioned the Company for significant revenue growth in 2008 and into 2009. With an estimated 14.9 billion fax pages sent and received annually in its targeted medical industry segments, the Company believes that the potential work-flow efficiencies to be realized and the corresponding reductions in overhead costs to be achieved by end-users of Sfax are on an industry-transforming order of magnitude.

Costs of revenues were $31,710 for the three months ended September 30, 2008 compared to $25,477 for the three months ended September 30, 2007. This 24% increase is primarily attributable to higher depreciation expense related to the capitalization of the Sfax™-related assets put into service during 2007, offset by lower external IT development work.

Selling, general and administrative expenses were $560,544 for the three months ended September 30, 2008 compared to $593,887 for the three months ended September 30, 2007. This 6% decrease in expenses was primarily attributable to reduced stock compensation expense of $77,984. Marketing expenses also decreased by $16,749, reflecting the elimination of the outsourced marketing firm the Company retained in 2007. Offsetting these reduced expenses were increased salaries and benefits and other employee-related expenses, including travel and entertainment, of $31,154. Outside consulting expenses other than marketing increased $11,366, primarily attributable to tax and audit services performed by our external audit firm in 2008. In addition, occupancy charges have increased $3,917 in relation to expenses associated with the new office space. Other corporate selling, general and administrative expenses increased approximately $15,000 in 2008.

Interest expense for the three months ended September 30, 2008 was $250,146 compared to $137,305 for the same period in 2007. Higher debt discount amortization in 2008 of $89,254 resulted from the issuance of notes payable from December 2006 through September 2008. This issuance of notes payable resulted in a higher debt load, contributing to an increase of $24,052 in interest expense.

Nine months ended September 30, 2008 compared to nine months ended September 30, 2007:

Revenues for the nine months ended September 30, 2008 were $124,323 compared to $100,916 for the nine months ended September 30, 2007. This 23% increase in revenues is primarily attributed to revenue from the Company’s new flagship product, Sfax™. The Company launched Sfax, with its initial functionality in October of 2007. The Company completed significant functionality upgrades in February of 2008 with the addition of the Digital Signature and annotation features. The Sfax digital signature feature provides every registered user with a true digital certificate, enabling users to sign each fax digitally from a secure, HIPAA-ready platform. This feature saves health care providers significant amounts of time and money that otherwise would be spent scanning and printing faxes in order to physically sign them. Special annotation features allow users to edit faxed documents with tools such as check marks, boxes and rubber stamps.

In March of 2008 the Company completed development of its web service integration tools to provide its channel partners, health care information technology (HIT) companies and software vendors, with a simple, rapid and cost-effective method of integrating Sfax into any application architecture.

Enabled by its Sfax product launch and a series of additional development activities, management believes it has positioned the Company for significant revenue growth in 2008 and into 2009. With an estimated 14.9 billion fax pages sent and received annually in its targeted medical industry segments, the Company believes that the potential work-flow efficiencies to be realized and the corresponding reductions in overhead costs to be achieved by end-users of Sfax are on an industry-transforming order of magnitude.

RESULTS OF OPERATIONS (Continued)

Costs of revenues were $86,919 for the nine months ended September 30, 2008 compared to $77,107 for the nine months ended September 30, 2007. This 13% increase is primarily attributable to higher depreciation expense related to the capitalization of the Sfax™-related assets put into service during 2007, offset by lower external IT development work.

Selling, general and administrative expenses were $1,404,975 for the nine months ended September 30, 2008 compared to $1,144,170 for the nine months ended September 30, 2007. This 23% increase in expenses was primarily attributable to increased salaries and benefits and other employee-related expenses, including travel and entertainment, of $246,914. Investor and public relations expenses increased $36,701 in 2008, reflecting the Company’s investments into these programs in mid-2007. Occupancy charges increased $29,035 in relation to expenses resulting from the new office space and property taxes. Marketing and outside professional fees, primarily tax and audit services, increased $27,740 in 2008, and Director and Officer insurance expense increased $20,961 in 2008. In addition, other corporate selling, general, and administrative costs were $10,000 higher in 2008. Offsetting these higher expenses is a decrease of $45,000 in financial consulting expense in 2008 that resulted from the issuance of 7,500 shares of common stock to Mercom Capital Group, LLC for investor relation services in 2007 coupled with lower stock compensation expense of $65,628 in 2008.

Interest expense for the nine months ended September 30, 2008 was $709,309 compared to $300,866 for the same period in 2007. Higher debt discount amortization in 2008 of $352,102 resulted from the issuance of notes payable from December 2006 through September 2008. This issuance of notes payable resulted in a higher debt load, contributing to an increase of $60,104 in interest expense.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows used in operating activities for the nine month period ended September 30, 2008 totaled $1,130,375. Net cash flows used in operating activities for the nine month period ended September 30, 2007 was $950,242. The increase in net cash used by operating activities in 2008 is primarily due to the Company’s investments in additional resources and programs, as required by its business plan, to complete certain technology development projects and initiate growth in its revised business model, primarily people and people-related expenses of $246,914. Investor and public relations expenses increased $36,701 in 2008 reflecting the Company’s investments into these programs in mid-2007. Other marketing and professional fees, including tax compliance and audit services, increased $27,740.

Cash flows used in investing activities totaled $31,037 for the nine months ended September 30, 2008 and consisted entirely of capitalized expenditures. Cash flows used in investing activities totaled $77,940 for the nine months ended September 30, 2007 and consisted partially of capitalized expenditures and partially of capitalized software development costs.

Net cash flow provided by financing activities was $1,033,500 for the nine months ended September 30, 2008 and consisted entirely of the issuance of notes payable totaling $1,083,500 partially offset by repayment of a note payable totaling $50,000. Cash flow provided by financing activities was $997,000 for the nine months ended September 30, 2007 and consisted entirely of the issuance of notes payable.

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

The financial statements have been prepared on the assumption that the Company will continue as a going concern. The Company sustained a net loss of $2,076,047 for the nine months ended September 30, 2008. The Company has accumulated losses through September 30, 2008 of $39,880,163 (including a non-recurring loss on early extinguishment of debt totaling $19,030,648 incurred in the fourth quarter of 2006). Cash used in operating activities for the period ended September 30, 2008 aggregated $1,130,375. Total liabilities at September 30, 2008 of $3,140,295 significantly exceed total assets of $159,944. As of the date of this report, the Company is unable to meet all of its short-term obligations because of shortages of cash. The Company’s continued existence depends upon the success of management’s efforts to raise additional capital necessary to meet the Company’s obligations as they come due, and to obtain sufficient capital to execute its business plan. The Company intends to obtain capital primarily through issuances of debt or equity. There can be no degree of assurance that the Company will be successful in completing additional financing transactions. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have a material adverse effect on the Company’s ability to continue as a going concern and to achieve its intended business objectives. The accompanying unaudited financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or classification of liabilities which may result from the inability of the Company to continue as a going concern.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

From January 1, 2008 through September 30, 2008 the Company issued $532,294 in 6% notes payable initially due December 31, 2008 and 212,918 shares of common stock, in accordance with the terms and conditions of the Financing and the Extension to related parties.

From January 1, 2008 through September 30, 2008, the Company paid interest of $9,315 to related parties on the portion of its notes payable that required semi-annual interest payments.

On June 20, 2008, the Company paid in full an unsecured note payable due to a related party in the amount of $50,000 dollars, plus accrued interest of $1,664.

At September 30, 2008, the Company has outstanding $1,576,794 in related party notes payable.

A total of $410,500 of these related party notes payable were issued as two year, 6% convertible bridge notes (convertible at $2.50 per share), for which the Company issued 164,200 warrants to purchase common stock at $5.00 per share. These related party notes begin maturing in December of 2008 through May of 2009. On August 6, 2008, the Board of Directors approved a Note Extension Terms and Conditions Offer (the “Offer”), to the note holders who have invested in this financing, totaling $638,000 in principal amounts between December 2006 and May 2007 (the “Notes”). The Notes and the related accrued interest originally mature between December 2008 and May 2009; however, the Offer included a one-year extension of the maturity date of the Notes. In exchange for agreeing to the one-year extension the Note holders were offered an increased interest rate from 6% to 7.5% during the extension period, a re-pricing of the stock purchase warrants sold in connection with the Notes from $5.00 per share to $2.50 per share, and the Offer granted the Note holders the right, exercisable at their sole discretion, to receive common stock at a price of $1.50 per share in lieu of accrued interest at the extended maturity date (representing a total of up to 40,945 related party shares of common stock to be issued). An analysis of the fair value of the warrants after the Offer consideration resulted in immaterial changes to the original fair value calculation; therefore, no accounting adjustment has been made, with the exception of the debt discount amortization, which the remaining amount is now being amortized over the 12 month extension period also.

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

At September 30, 2008, the Company has outstanding a $75,000 six month 6% unsecured note payable to a related party.

At September 30, 2008, the Company has $76,938 in accrued interest due on the notes payable to related parties.

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

As of September 30, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

Date: November 5, 2008