Form 10-K
period 2008-12-31
SECURECARE TECHNOLOGIES INC
filed 2009-03-30
CIK 18530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _________

Commission File Number: 0-29804

SecureCare Technologies, Inc.
(Exact name of registrant as specified in its charter)

Nevada	82-0255758
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1617 W. 6th Street, Suite C, Austin, Texas 78703, (512)447-3700
(Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 par value
(Title of class)

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐	No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐    No  ☒

          As of the last business day of the registrant’s most recently completed second fiscal quarter, the approximate aggregate market value of the common stock held by non-affiliates, based upon the closing price of the common stock as quoted by the Over The Counter Bulletin Board (OTCBB) was $638,232. Shares of common stock held by executive officers, directors and holders of more than 5% of the outstanding common stock have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

          As of March 25, 2009, the registrant had 5,980,892 shares of common stock outstanding.

Documents Incorporated by Reference. None.

SecureCare Technologies, Inc.
Form 10-K
For the Fiscal Year Ended December 31, 2008
INDEX

PART 1

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

This report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. SecureCare Technologies, Inc. (“SecureCare” or the “Company”) bases these forward-looking statements on its expectations and projections about future events, which the Company has derived from the information currently available to it. In addition, from time to time, SecureCare or its representatives may make forward-looking statements orally or in writing. Furthermore, forward-looking statements may be included in SecureCare’s filings with the Securities and Exchange Commission or press releases or oral statements made by or with the approval of one of SecureCare’s executive officers. For each of these forward-looking statements, SecureCare claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to future events or SecureCare’s future performance, including but not limited to:

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

Forward-looking statements are only predictions as of the date they are made and are not guarantees of performance. All forward-looking statements included in this document are based on information available to SecureCare on the date of this Report on Form 10-K. Readers are cautioned not to place undue reliance on forward-looking statements. The forward-looking events discussed in this Report on Form 10-K and any other statements made from time to time by SecureCare or its representatives may not occur and actual events and results may differ materially and are subject to risks, uncertainties and assumptions about SecureCare including without limitation those discussed elsewhere in this Form 10-K under the heading Risk Factors as well as those discussed elsewhere in this Form 10-K, and the risks discussed in our Securities and Exchange Commission filings. Except for their on-going obligation to disclose material information as required by federal securities laws, SecureCare is not obligated to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Report on Form 10-K and in other statements made from time-to-time by SecureCare or its representatives might not occur.

WHERE YOU CAN GET MORE INFORMATION

The Company will file annual, quarterly and current reports and certain other information with the Securities Exchange Commission (“SEC”). Persons may read and copy any materials the Company files with the SEC at the SEC’s public reference room at 100 F Street, NE, Washington, D.C. 20549, on official business days during the hours of 10 a.m. to 3 p.m. Eastern Time. Information may be obtained from the public reference room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

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

On December 2, 2003, after notice and a hearing, the bankruptcy court entered its findings of fact, conclusions of law and order confirming the Debtor’s joint plan of reorganization (the “Plan”) dated as of August 5, 2003 (the Confirmation Order). The Plan became final and non-appealable on December 13, 2003. The effective date of the Plan was December 15, 2003. A copy of the Plan (as amended by the bankruptcy court’s confirmation order) is incorporated by reference. The bankruptcy court’s confirmation order is also incorporated herein by reference.

On April 22, 2004 the Company submitted a motion to modify the Plan after confirmation (the Motion) to the bankruptcy court. On May 18, 2004, the order granting the Motion to modify the Plan after confirmation was approved by the bankruptcy court. On October 19, 2004, the bankruptcy court judge signed the Company’s Order of Final Decree which effectively closed the case. The bankruptcy court’s order granting the motion is incorporated herein by reference.

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

Our Solutions

To solve inefficient and costly manual paper handling processes in the healthcare industry, SecureCare Technologies has developed proprietary Internet based applications that provide workflow solutions enabling documents to be sent, signed and remotely viewed anywhere in the world, between providers of health care, while protecting patient privacy as required by law.

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

The Sfax and SecureCare.net applications are written in Microsoft.Net programming language and are easily integrated into almost any enterprise software application. These solutions allow providers of healthcare to provide their information electronically to the physician, at a significant cost and time savings, while complying with the stringent security and privacy regulations under HIPAA. Physician practices will benefit as well. The physician’s office can manage all faxes and electronic documents in a single portal environment and route them to the appropriate person within the practice for review and electronic signature, and eventually route it for return to the sender. With integration into the patient management system or the electronic medical record application (EMR) the documents can be mapped to the appropriate patient file. We believe these solutions are a major step forward in reducing the paper handling within a healthcare providers’ office and a physician practice.

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

The Technology

SecureCare.net’s database is distributed, allowing for faster and broader scalability. The multiple server and storage area network (SAN) configuration provides for robust fail-over (data redundancy) and scalability. The SecureCare.net application was built according to software standards currently in place, and in accordance with healthcare regulations specific to using the Internet. The SecureCare.net platform uses:

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

Electronic fax servers, Sfax, have been added and integrated into the SecureCare.net application that has allowed the company to create a virtual fax server. A healthcare provider’s patient management system is easily able to interface with Sfax by sending our application data in an XML file.

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

Currently, the Company’s SecureCare.net product is licensed to approximately 1,400 physicians, of which approximately 567 were active in 2008 and 28 home health care provider locations located in Texas, Louisiana, North Carolina, Florida, Minnesota, Wisconsin, Virginia, Oklahoma, Missouri and Alabama. Home healthcare agencies are charged a monthly fee per provider location utilizing the software. In addition there are one-time training and set-up fees and integration and customization charges as contracted. Currently, physicians are not charged for utilizing the software.

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

Current laws and regulations that may affect the healthcare Internet-based electronic document exchange and e-signature industry relate to the following:

•	Confidential patient medical record information;

•	The electronic transmission of information from physicians’ offices to agencies, pharmacies, and other healthcare providers;

•	The use of software applications in the diagnosis, cure, treatment, mitigation or prevention of disease;

•	Health maintenance organizations, insurers, healthcare service providers and/or employee health benefit plans; and

•	The relationships between or among healthcare providers.

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

Employees

As of December 31, 2008, the Company had six full-time employees, including two employees in sales, marketing and support, two employees in technology development and two employees in finance and accounting. The Company also had one part-time employee. The Company’s ability to achieve its operational and financial objectives in the future is dependent on its ability to continue to attract, integrate, retain and motivate highly qualified technical and customer support personnel. A competitive environment exists for attracting such personnel. When the Company expands its operations, additional employees will be necessary.

Available Information

Our website is www.sfaxme.com. We make available on this website free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with or furnish such information to the Securities and Exchange Commission.

ITEM 1A. RISK FACTORS

Some of the information in this Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as may, will, expect, anticipate, believe, estimate, and continue or similar words. You should read statements that contain these words carefully because they (1) discuss our future expectations; (2) contain projections of our future results of operation or of our future financial condition; or (3) state other forward-looking information. We believe it is important to communicate our expectations to people that may be interested. However, unexpected events may arise in the future that we are not able to predict or control. The risk factors that we describe in this section, as well as any other cautionary language in this Report on Form 10-K, give examples of the types of uncertainties that may cause our actual performance to differ materially from the expectations we describe in our forward-looking statements. You should know that if the events described in this section and elsewhere in this Report on Form 10-K occur, they could have a material adverse effect on our business, operating results and financial condition.

RISKS RELATED TO BUSINESS

DEPENDENCE ON MANAGEMENT. The Company’s success depends to a large degree upon the skills of its senior management team and current key employees and upon its ability to identify, hire, and retain additional sales, marketing, technical and financial personnel. The Company may be unable to retain its existing key personnel or attract and retain additional key personnel. The Company depends particularly upon the following key executives: Dr. Richard Corlin, Chairman of the Board; Dennis Nasto, Principal Executive Officer and member of the Board of Directors; Neil Burley, Chief Financial Officer and Principal Financial and Accounting Officer; David Vineyard, Chief Technology Officer; and Eugene Fry, Vice-President of Operations and Chief Compliance Officer. The Company does not have employment contracts with these officers and key employees. The Company does not maintain key person life insurance for any of its officers or key employees. The Company also does not require its executives or its employees to enter non-competition agreements with the Company. However, the Company does seek to protect its confidential information through confidentiality agreements. The loss of any of its key officers and employees or the failure to attract, integrate, motivate, and retain additional key employees could have a material adverse effect on the Company’s business. Additionally, the Company must attract additional, qualified sales staff.

WE ARE ENGAGED IN A BUSINESS THAT PROVIDES HEALTHCARE ELECTRONIC COMMERCE SERVICES AND WE HAVE INCURRED NET LOSSES SINCE INCEPTION. We began our current operations in the fall of 1999 upon the closing of our reorganization with Link.com, Inc., a privately-held Nevada corporation. We were originally incorporated under the name Center Star Gold Mines, Inc. for the prior purpose of exploring commercial gold deposits, and we owned various unpatented mining claims near Grangeville, Idaho. We abandoned our last mining claim in 1995. Upon our reorganization with Link.com, Inc. (the Reorganization) we changed our business to the healthcare e-commerce industry, specifically connecting physicians, home health agencies and nursing homes via electronic document exchange and e-signature solutions. In August 2000 we changed our name to eClickMD, Inc. (or eClickMD). In February of 2004 we changed our name to SecureCare Technologies, Inc. (the Company, or SecureCare). We have developed or purchased and continue to develop Internet-based document exchange and e-signature solutions for the healthcare industry. We did not generate our first electronic document exchange and e-signature revenues until the quarter ended September 30, 1999. As of December 31, 2008, we had an accumulated deficit of $40,358,111. We expect to continue to incur significant development, deployment and sales and marketing expenses in connection with our business and to continue to incur operating losses for at least the next fiscal year. We may never achieve or sustain profitability. The provision of services using Internet technology in the healthcare e-commerce industry is a developing business that is inherently riskier than businesses in industries where companies have established operating histories.

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

OUR BUSINESS PROSPECTS WILL SUFFER IF WE ARE NOT ABLE TO QUICKLY AND SUCCESSFULLY DEPLOY OUR SYSTEMS AND PRODUCTS. We believe that our business prospects will suffer if we do not deploy our services quickly. We began allowing access to our Web-based electronic document exchange and e-signature solutions system in November of 2000 and intend to expand deployment of access to our Web-based products and services during the year 2009 and future years, although there can be no assurance that we will be able to continue to do so during this time, or at all. In order to deploy our services, in some cases, we must integrate our architecture with our channel partners, physicians’, payers’ and home healthcare providers’ systems. We will need to expend substantial resources to integrate our systems with the existing computer systems of large healthcare organizations, home health care organizations and physicians. We have limited experience in doing so, and may experience delays in the integration process. These delays would, in turn, delay our ability to generate revenue from our services and may have a material adverse effect on our business, financial condition and operating results. As we continue to deploy our electronic document exchange and e-signature products and services, we may need to expand and adapt it to accommodate additional users, increased transaction volumes and changing customer requirements. This expansion and adaptation could be costly. We may be unable to expand or adapt our network infrastructure to meet additional demand or our customers’ changing needs on a timely basis and at a commercially reasonable cost, or at all. Any failure to deploy, expand or adapt our system quickly could have a material adverse effect on the Company’s business, financial condition and operating results.

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

WE MAY NOT BE ABLE TO SECURE FUNDING IN THE FUTURE NECESSARY TO OPERATE OUR BUSINESS AS PLANNED. We require substantial working capital to fund our business. We have had and are experiencing significant operating losses and negative cash flow from operations since the closing of the Reorganization in December 2003 and expect this to continue for the foreseeable future. In addition, we may incur significant capital expenditures in connection with our planned expansion of our products and services. Our capital requirements depend on several factors, including the rate of market acceptance of our products and services, our ability to expand our customer base, increased sales and marketing expenses, the growth of the number of our employees and related expenses and other factors. If capital requirements vary materially from those currently planned, we will require additional financing sooner than anticipated. If additional funds are raised through issuance of equity securities, the percentage ownership of our stockholders will be reduced, and these equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. Additional financing may not be available when needed on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our products and services, adequately support and maintain relationships with key partners and customers, or take advantage of future opportunities or respond to competitive pressures.

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

GOING CONCERN. The financial statements have been prepared on the assumption that the Company will continue as a going concern. The Company sustained net losses of $2,553,995 and $2,386,373 for the years ended December 31, 2008 and 2007, respectively. The Company has accumulated losses through December 31, 2008 of $40,358,111 (including a non-recurring loss on early extinguishment of debt totaling $19,030,648 incurred in the fourth quarter of 2006 and $381,358 incurred in the second quarter of 2007). Cash used in operating activities for the same periods aggregated $1,374,549 and $1,347,530, respectively. Total liabilities at December 31, 2008 of $3,560,782 significantly exceed total assets of $148,412. As of the date of this report, the Company is unable to meet all of its short-term obligations because of shortages of cash. The Company’s continued existence depends upon the success of management’s efforts to raise additional capital necessary to meet the Company’s obligations as they come due, and to obtain sufficient capital to execute its business plan. The Company intends to obtain capital primarily through issuances of debt or equity. There can be no degree of assurance that the Company will be successful in completing additional financing transactions. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have a material adverse effect on the Company’s ability to continue as a going concern and to achieve its intended business objectives. The accompanying unaudited financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or classification of liabilities which may result from the inability of the Company to continue as a going concern.

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

RISKS RELATED TO STOCK

OUR LIMITED OPERATING HISTORY MAKES IT DIFFICULT TO FORECAST OUR REVENUES AND EXPENSES. Our limited operating history makes it difficult to forecast our future revenues and expenses. Although our revenues increased from December 2007 to December 2008, quarterly revenue growth may not be indicative of future performance. Revenues for the twelve months ended December 31, 2008 were $179,587 compared to $134,065 for the twelve months ended December 31, 2007. This 34% increase in sales resulted from an increase in sales of the Company’s flagship product, Sfax, in 2008.

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

We expect that our quarterly operating results will fluctuate significantly in the future based upon a number of factors, many of which are not within our control. We plan to further increase our operating expenses in order to expand our sales and marketing activities and broaden our product offerings. We base our operating expenses on anticipated market growth, and our operating expenses are relatively fixed in the short term. As a result, if our revenues are lower than we expect, our quarterly operating results may not meet the expectations of public market analysts or investors, which could cause the market price of our common stock to decline. Our quarterly results may fluctuate in the future as a result of many other factors, including the following:

•	Our ability to retain our existing customers and to attract new channel partners;
•	Customer acceptance of our pricing model;
•	Changes in the level of demand for our products or services;
•	Our success in expanding our sales and marketing programs;
•	The number, timing and significance of product enhancements and new product announcements by us or our competitors;
•	The length of our sales cycle;
•	The level of Internet-based electronic document exchange and e-signature transactions;
•	The evolution of related technology and the emergence of standards and competing technology; and
•	Changes in the level of our operating expenses.

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

IF WE EXPERIENCE EXCESSIVE CREDIT CARD CHARGES OR CANNOT MEET EVOLVING CREDIT CARD COMPANY MERCHANT STANDARDS IMPOSED BY CREDIT CARD COMPANIES, WE COULD LOSE THE RIGHT TO ACCEPT CREDIT CARDS FOR PAYMENT AND OUR SUBSCRIBER BASE COULD DECREASE SIGNIFICANTLY. In 2008 we began offering credit cards as a means for our customer base to pay for our services, and we anticipate that in the future a large number of customers will take advantage of this feature. We could incur losses from claims that the customer did not authorize the credit card transaction to purchase our service. If the number of unauthorized credit card transactions becomes excessive, we could be assessed substantial fines for excessive charge-backs and we could lose the right to accept credit cards for payment. In addition, as they have recently done, credit card companies may again change the merchant standards required to utilize their services. If we are unable to meet these new standards we could be unable to accept credit cards and our paid customer base could significantly decrease, which could have a material adverse effect on our business, prospects, financial condition, operating results and cash flow.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

On February 9, 2008, the Company relocated its principal executive office to approximately 1,520 square feet of leased office space at a new location in Austin, Texas. The Company has leased this new location for two years. The company believes that its facilities are adequate for the Company’s current operations and that additional leased space can be obtained when required.

All of our network equipment is housed at our co-location facility in Austin, Texas.

ITEM 3. LEGAL PROCEEDINGS

On March 7, 2008, the Company received a letter from an attorney for an investor demanding payment on a promissory note issued in 2004 with a principal balance of $63,500. Another party has advised the Company that it is the legal owner of the promissory note. No legal action has been commenced and the Company is attempting to resolve the matter between the parties. As of the date of this filing the matter has not been resolved between the two parties. The promissory note has been carried on the Company’s books as a liability and management does not believe that the outcome of this matter will have a material effect on the Company’s financial position, operating results or cash flows. However, there can be no assurance that any legal proceeding that develops as a result of this matter will not have a material adverse impact on the Company’s liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

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

Fiscal Year 2008	High	Low

Quarter Ended March 31	$1.65	$0.51
Quarter Ended June 30	$0.95	$0.51
Quarter Ended September 30	$1.01	$0.27
Quarter Ended December 31	$0.30	$0.10

Fiscal Year 2007	High	Low

Quarter Ended March 31	$14.00	$6.00
Quarter Ended June 30	$7.00	$6.00
Quarter Ended September 30	$6.00	$0.80
Quarter Ended December 31	$1.57	$1.50

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

Holders

As of December 31, 2008, the Company had 1,334 holders of record of its common stock.

Dividends

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

Recent Sales of Unregistered Securities

For the three and twelve month periods ended December 31, 2008, the Company issued 250,000 and 653,400 unregistered shares of its common stock, respectively, in conjunction with the issuance of notes payable. Please refer to Note 3 in the accompanying financial statements for additional details regarding the Company’s issuance of notes payable with attached shares of common stock.

Equity Compensation Information

The following table summarizes securities authorized for issuance under our equity compensation plans as of December 31, 2008:

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	—	$—
Equity compensation plans not approved by security holders	900,209	$1.05	34,971

Total	900,209	$1.05	34,971

The number of securities remaining available for future issuance includes 8,750 under the 2004 Stock Option Plan, 4,166 under the 2007 Stock Option Plan and 21,875 under the 2008 Stock Option Plan.

ITEM 6. SELECTED FINANCIAL DATA

Not Required.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements of the Company and the notes thereto included elsewhere in this Report on Form 10-K. The discussion in this section of this Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, those discussed in Risk Factors and those discussed elsewhere in this Report on Form 10-K.

Forward Looking Statements

This Annual Report on Form 10-K contains “forward-looking” statements as such term is defined in the Private Securities Litigation Reform Act of 1995 and information relating to the Company that are based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar import, as they relate to the Company or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein and in other filings made by the company with the Securities and Exchange Commission. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.

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

STOCK-BASED COMPENSATION

The Company uses the modified prospective method of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). SFAS No. 123R supersedes APB Opinion No. 25, and amends SFAS No. 95, “Statement of Cash Flows”. SFAS No. 123R requires that all share-based payments to employees, including the grant of employee stock options, be recognized in the income statement based on their fair values. Under the modified prospective application, SFAS No. 123R is applied to new awards and awards modified, repurchased or cancelled after the effective date. Compensation cost for the portion of awards for which requisite service has not been rendered that are outstanding as of the effective date is recognized as the requisite service is rendered on or after the effective date. The Compensation cost for the portion of awards is based on the grant date fair value of those awards, less estimated forfeitures.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. On February 12, 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis; the statement is effective for fiscal years beginning after December 31, 2008. Upon adoption, the provisions of SFAS No. 157 are to be applied prospectively with limited exceptions. Management is currently evaluating the impact that the full adoption of SFAS No. 157 will have on the financial position of the Company.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which allows companies the option to measure financial assets or liabilities at fair value and include unrealized gains and losses in net income rather than equity. This becomes available when the Company fully adopts SFAS 157, which will be fiscal year 2009. The Company is analyzing the expected impact from adopting this statement on its financial statements, but currently does not believe its adoption will have a significant impact on the financial position or results of operations of the Company.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, IPR&D and restructuring costs. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. SFAS 141R is effective for fiscal years beginning after December 15, 2008. The provisions of SFAS 141R will impact the Company if it is a party to a business combination after the pronouncement is adopted.

Results of Operations

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Revenues for the twelve months ended December 31, 2008 were $179,587 compared to $134,065 for the twelve months ended December 31, 2007. This 34% increase in revenues is primarily attributed to revenue from the Company’s new flagship product, Sfax™. The Company launched Sfax, with its initial functionality in October of 2007. The Company completed significant functionality upgrades in February of 2008 with the addition of the Digital Signature and annotation features.

In March of 2008 the Company completed development of its web service integration tools to provide its channel partners, health care information technology (HIT) companies and software vendors, with a simple, rapid and cost-effective method of integrating Sfax into any application architecture.

Costs of revenues were $117,391 for the twelve months ended December 31, 2008 compared to $116,094 for the twelve months ended December 31, 2007. This 1% increase is primarily attributable to higher depreciation expense of $27,000 related to the capitalization of the Sfax-related assets put into service during 2007 and higher annual support fees on its Sfax-related assets of $2,000 offset by lower outside IT development work of $18,000 and lower Telco-related costs of $10,000, resulting from a change in its primary Telco provider that the Company made in 2008.

Selling, general and administrative expenses were $1,652,176 for the twelve months ended December 31, 2008 compared to $1,561,274 for the twelve months ended December 31, 2007. This 6% increase in expenses was primarily attributable to increased salaries and benefits and other people and people-related expenses, including travel and entertainment, of $191,618. Public relations expenses increased $20,000 in 2008, reflecting the Company’s investments into these programs in early 2008. Occupancy charges increased $32,052 in relation to expenses resulting from new office space and property taxes. Director and Officer insurance expense increased $20,908 in 2008. Telephone-related expenses increased $11,268 in 2008 primarily due to the costs associated with installing a T1 line and higher cellular phone and conference calling expenses. Audit and tax-related services fees increased $8,782 in 2008. Offsetting these higher expenses is a decrease of $45,000 in financial consulting expense in 2008 that resulted from the issuance of 7,500 shares of common stock to Mercom Capital Group, LLC for investor relation services in 2007, coupled with lower stock compensation expense of $49,814 in 2008 and lower outside financial consulting costs of $19,154. In addition, SOX compliance consulting expenses decreased $27,566 in 2008. At December 31, 2008 the Company adjusted its accrual for payroll taxes owed and the related penalties and interest on these taxes, based on a revision of the estimated interest rate associated with its installment agreement with the Internal Revenue Service, resulting in lower penalties and interest expense on payroll taxes of $46,350. All other corporate G&A expenses decreased $7,257 in 2008.

Bad debt expense was $442 for the twelve months ended December 31, 2008 compared to $2,524 for the twelve months ended December 31, 2007.

Management expects that operating expenses will increase over the next twelve to eighteen months if the Company is able to raise the additional capital required to make the necessary investments in technology enhancements and in its planned marketing, sales and support programs.

Interest expense for the twelve months ended December 31, 2008 was $964,852 compared to $463,333 for the same period in 2007. Higher debt discount amortization in 2008 of $424,629 resulted from the issuance of notes payable from December 2006 through December 2008. This issuance of notes payable resulted in a higher debt load, contributing to an increase of $81,817 in interest expense. Other miscellaneous interest charges were $4,926 lower in 2008.

For the twelve months ended December 31, 2008 there was no loss on early extinguishment of debt. Loss on early extinguishment of debt totaled $381,358 for the twelve months ended December 31, 2007. In late June 2007, in accordance with the terms and conditions of the Company’s original conversion offer, dated October 19, 2006, to convert the principal amounts of notes payable and accrued interest to common stock, the Company received signed consents from additional note holders accepting the conversion offer representing $200,000 in notes payable and $44,018 in accrued interest. To affect these additional conversions, the Company issued 107,396 shares of common stock. The difference between the net carrying amount of the extinguished debt and the reacquisition price of the extinguished debt, totaling $381,358 was recognized as a loss in the period of extinguishment.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows used in operating activities for the twelve month period ended December 31, 2008 totaled $1,374,549. Net cash flows used in operating activities for the twelve month period ended December 31, 2007 was $1,347,530. The increase in net cash used by operating activities in 2008 is primarily due to the Company’s investments in additional resources and programs, as required by its business plan, to complete certain technology development projects and initiate growth in its revised business model, primarily people and people-related cash-based expenses of approximately $111,000, public relations expenses of $20,000, occupancy charges of $32,000, Director and Officer insurance expense of $21,000, telephone related expenses of $11,000 and higher audit and tax related expenses of $8,800. These uses of cash in 2008 were offset by lower SOX compliance charges of $27,500 and an increase in cash resulting from the change in working capital accounts, primarily increases in accrued liabilities resulting from interest expense accruals of $138,000 and additions to accrued payroll of $80,000.

Cash flows used in investing activities totaled $31,037 for the twelve months ended December 31, 2008 and consisted entirely of capitalized expenditures. Cash flows used in investing activities totaled $77,940 for the twelve months ended December 31, 2007 and consisted partially of capitalized expenditures and partially of capitalized software development costs.

Net cash flow provided by financing activities was $1,283,500 for the twelve months ended December 31, 2008 and consisted entirely of the issuance of notes payable totaling $1,333,500 ($1,027,208 in proceeds allocated to notes payable and $306,292 in proceeds allocated to the attached shares of common stock) partially offset by repayment of a note payable totaling $50,000. Cash flow provided by financing activities was $1,457,000 ($695,813 in proceeds allocated to notes payable and $417,083 in proceeds allocated to the attached shares of common stock and $344,104 in proceeds allocated to the common stock purchase warrants) for the twelve months ended December 31, 2007 and consisted entirely of the issuance of notes payable.

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

The financial statements have been prepared on the assumption that the Company will continue as a going concern. The Company sustained a net loss of $2,553,995 for the twelve months ended December 31, 2008. The Company has accumulated losses through December 31, 2008 of $40,358,111 (including a non-recurring loss on early extinguishment of debt totaling $19,030,648 incurred in the fourth quarter of 2006 and $381,358 incurred in the second quarter of 2007). Cash used in operating activities for the period ended December 31, 2008 aggregated $1,374,549. Total liabilities at December 31, 2008 of $3,560,782 significantly exceed total assets of $148,412. As of the date of this report, the Company is unable to meet all of its short-term obligations because of shortages of cash. The Company’s continued existence depends upon the success of management’s efforts to raise additional capital necessary to meet the Company’s obligations as they come due, and to obtain sufficient capital to execute its business plan. The Company intends to obtain capital primarily through issuances of debt or equity. There can be no degree of assurance that the Company will be successful in completing additional financing transactions. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have a material adverse effect on the Company’s ability to continue as a going concern and to achieve its intended business objectives. The accompanying unaudited financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or classification of liabilities which may result from the inability of the Company to continue as a going concern.

Inflation

The Company believes that inflation generally has not had a material impact on its operations or liquidity to date.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All financial statements meeting the requirements of Regulation S-X and the supplementary financial information required by Item 302 of Regulation S-K are set forth at the pages indicated at Item 15(a) and are incorporated here by reference.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

(b) Management’s Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on its assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(c) Changes in Internal Control over Financial Reporting
There was no change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the fourth quarter of our year ended December 31, 2008 that has materially affected or is reasonably likely to materially affect SecureCare’s internal control over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the age and position of each of the Company’s executive officers, directors and key employees at December 31, 2008:

Name	Age	Position

Richard Corlin, MD	68	Chairman of the Board of Directors and Principal Medical Officer

Dennis Nasto	50	Chief Executive Officer, Principal Executive Officer and Director

Joseph Larter	69	Director

Neil Burley	48	Chief Financial Officer, Vice-President and Principal Financial Officer

Eugene Fry	47	Senior Vice-President, Operations and Principal Compliance Officer

David Vineyard	44	Chief Technology Officer

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

Dennis Nasto has been a director and Chief Executive Officer (Principal Executive Officer) of the company since November 2006 when he was rehired by the Board of Directors. Previously he was Vice-President of Sales, Marketing and Customer Support from August, 2003 through September 2004. He became Senior Vice-President Sales and Marketing in October 2004. Mr. Nasto’s original employment term with the Company ended December 9, 2005 as a result of the Company’s implementation of a significant cost reduction program. He has over twenty (20) years of executive experience in sales and marketing in the healthcare industry. Prior to joining the Company, Mr. Nasto, from 2001 to 2002, was Director of Sales at ResMed Corporation, a leading home health respiratory equipment manufacturer. Mr. Nasto has been successful, during the past eighteen years in building high-energy sales teams at both small and large companies including Kimberly-Clarke Professional Healthcare, a major medical/surgical supply manufacturer, where he was employed as District Sales Manager from 1983 to 1991, and from STERIS Corporation, a leading medical device company, where he held positions as Vice President of Sales-Americas, Vice President National Accounts and Vice President of Sterilization Services from 1991 to 1998. From 2000 to 2001, Mr. Nasto also served as President of X10NET, a start up venture that focused on bringing Web-based workflow solutions to the physician marketplace.

Joseph Larter joined the board of directors on April 2, 2008. Mr. Larter is based in the United Kingdom, with offices in Bungay, Suffolk and a U.S.-based residence in Vero Beach, Florida. He has extensive business interests around the world and has developed varied businesses from the ground up for over 50 years. In 1958, he founded Larter’s Estates, a business in the construction of houses and holiday homes in East Anglia and Wales, which he later sold. In 1971, Mr. Larter started a company known as Pleasureworld, a development company specializing in the construction of holiday homes and tourist attractions, including one of the first theme parks in the United Kingdom. Mr. Larter currently sits on the board of, or is a major shareholder in, a number of varied successful businesses including Collaborate MD, a medical billing and services company based in Orlando, Florida, ReefLive Aquarium Park Inc., a tourism development company in Barbados, and Northbank Wine Estates in New Zealand.

Neil Burley has served the Company as Chief Financial Officer (Vice-President and Principal Financial Officer) since July 2002. He originally joined the Company in October of 2001. Mr. Burley is primarily responsible for the development of the Company’s financial model, optimization of cash flow and all aspects of finance and accounting. He is a well-seasoned financial executive with over 20 years of experience. From June, 1982 to April, 1996 Mr. Burley worked at Pennzoil Company where he held a variety of accounting and finance positions, including responsibility for all internal and external (SEC) financial reporting for the Manufacturing and Marketing Divisions. He joined Compaq Computer Corporation in April 1996, and served as Director of Corporate Financial Planning and Analysis in his last year there. In this role he functioned as a senior financial advisor to the Principal Financial Officer and Corporate Controller of this Fortune 500 Company. He led a professional team in the development and preparation of consolidated financial reports, board presentations, speech materials, quarterly budgets, earnings targets and financial forecasts for all company regions and business units. In May 2000, he left Compaq to accept equity participation and a senior management role as VP Finance and Controller in the start-up of a managed data storage services company, StorageProvider, Inc. In this role he assumed financial leadership responsibility for the strategic planning, staffing, budgeting, and management of the entire finance and accounting infrastructure. Mr. Burley graduated from Louisiana State University and is a Texas Certified Public Accountant.

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

David Vineyard joined the Company in October, 2007. Prior to his promotion to Chief Technology Officer on December 19, 2008, Mr. Vineyard served as the Company’s Development Director and Lead Systems Engineer. Prior to joining the Company, from February 2006 to October 2007, Mr. Vineyard was a senior web and software developer/engineer, providing contract development work for clients in the Austin, Texas area including The Texas Department of Health and Human Services, Charles Schwab and Express Digital Graphics. From March 2005 to January 20065 he was the development director/lead architecht for Trick Dog Studios, LLC. From October of 2004 through March of 2005 he was the lead software developer for Express Digital Graphics. From May of 2003 to October 2004 he was the CEO and lead software engineer for Instream Systems, LLC and provided technology services to such companies as Dell Computer Corporation, Sperry Marine, Vought Aircraft and others. From December 2002 to May 2003 he was the development director for Brady Systems Integration. Prior to December 2002, Mr. Vineyard held a variety of analyst/consultant/lead architect positions with companies such as IBM (World Trade Customer Support) and The Delphi Groupe, Inc. Mr. Vineyard attended the University of Texas at Austin.

Board Composition

Our Bylaws provide that the Board of Directors shall consist of three members. The number of directors may from time to time be increased or decreased to not less than one nor more than fifteen by action of the Board of Directors. The directors shall be elected at the annual meeting of stockholders and each director shall hold office until his successor is elected and qualified.

No Committees of the Board of Directors; No Financial Expert

We do not presently have a separately constituted audit committee, compensation committee, nominating committee, executive committee or any other committees of our Board of Directors. Nor do we have an audit committee “financial expert”. As such, our entire Board of Directors acts as our audit committee.

Potential Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our Directors. Thus, there is a potential conflict of interest in that our Directors and officers have the authority to determine issues concerning management compensation and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our executives or Directors.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our Board comprised of a majority of “independent directors”. We have not determined whether or not any of our Directors currently meet the definition of “independent” as promulgated by the rules and regulations of the American Stock Exchange.

Involvement in Legal Proceedings

The Company is not aware of involvement in any legal proceedings by its directors or executive officers during the past five years that are material to an evaluation of the ability or integrity of such director or executive officer.

Compliance with Section 16(a) of The Exchange Act.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our directors, executive officers and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes of ownership of our common stock and other equity securities. To our knowledge, based solely upon a review of copies of such reports and amendments thereto furnished to us and written representations that no other reports were required during and with respect to the year ended December 31, 2008, all Section 16(a) filing requirements applicable to our current officers, directors and beneficial owners of more than 10% of our common stock were complied with except as follows: (i) One of our beneficial owners, David McCall, was late filing a Form 3, (ii) David Vineyard, Chief Technology Officer, was late filing a Form 4. As of the date of this filing, all required reports have been filed and there were no transactions reported that would entitle the Company to recapture any short swing profits as defined in Section 16(a).

Code of Ethics

The Board of Directors of the Company adopted the SecureCare Technologies, Inc. Ethics and Business Compliance Procedures (the “Code”) at its meeting on December 17, 2007. Such Code applies to our officers, directors and employees. A copy of the Code is available on our website at www.sfaxme.com.

ITEM 11. EXECUTIVE COMPENSATION

The particulars of compensation paid to the following persons during the twelve month period ended December 31, 2008 are set out in the summary compensation table below:

•	Our Chief Executive Officer (Principal Executive Officer and Director)
•	Our Chief Financial Officer (Principal Financial Officer)
•	Our Board of Director Members
•	Each of our two most highly compensated executive offers, other than the Principal Executive Officer and the Principal Financial Officer, who were serving as executive officers at December 31, 2008
•

Our Former President, Chief Executive Officer and Director, and our Former Executive Vice-President and Chief Operating Officer; these individuals were not serving as executive officers at December 31, 2008 but are included in the summary compensation table for historical presentation purposes

	Annual Compensation				Long-Term Compensation

	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards (# Shares)	Common Shares Underlying Options Granted (# Shares)	All Other

Richard F. Corlin, MD (1)	2008	0	0	0	0	50,000	0
Chairman and Chief Medical Officer	2007	0	0	0	0	0	0
	2006	0	0	0	0	0	0

Joseph Larter, Director (2)	2008	0	0	0	0	200,000	0
	2007	0	0	0	0	0	0
	2006	0	0	0	0	0	0

Dennis Nasto, Chief Executive Officer (3)	2008	150,000	0	0	0	100,000	0
Principal Executive Officer and Director	2007	180,000	0	0	0	141,667	0
	2006	30,000	0	0	0	0	0

Tom Linhard, Former Director (4)	2008	0	0	0	0	10,000	0
	2007	0	0	0	0	0	0
	2006	0	0	0	0	0	0

Allen Stamy, Former Director (5)	2008	0	0	0	0	0	0
	2007	0	0	0	0	0	0
	2006	0	0	0	0	0	0

Neil Burley, Chief Financial Officer (6)	2008	99,996	0	0	0	50,000	0
Vice President and Principal Financial Officer	2007	175,500	0	0	0	141,667	0
	2006	58,667	0	0	0	0	0

David Vineyard (7)	2008	90,000	0	0	0	20,000	0
Chief Technology Officer	2007	18,750	0	0	0	10,000	0
	2006	0	0	0	0	0	0

Eugene Fry (8)	2008	84,996	0	0	0	25,000	0
Vice-President, Operations and Chief Compliance Officer	2007	165,750	0	0	0	70,833	0
	2006	46,000	0	0	0	0	0

Robert J. Woodrow (9)	2008	0	0	0	0	0	0
Former President, Chief Executive Officer and Director	2007	0	0	0	0	0	0
	2006	3,000	0	0	0	0	0

William O’Loughlin, Former Executive	2008	0	0	0	0	0	0
Vice-President and Chief Operating Officer (10)	2007	19,844	0	0	0	0	0
	2006	0	0	0	0	0	0

(1)	Dr. Corlin has been a director since September 23, 2000. He became Chairman of the Board and Chief Medical Officer in August, 2002.

On July 29, 2008, Dr. Corlin was granted options to purchase 50,000 shares of common stock issued pursuant to the SecureCare Technologies, Inc. Year 2008 Stock Option Plan. These options vested immediately.

(2)

Mr. Larter joined the Board of Directors on April 2, 2008. On July 20, 2008, Mr. Larter was granted options to purchase 200,000 shares of common stock issued pursuant to the SecureCare Technologies, Inc. Year 2008 Stock Option Plan. These options vested immediately.

(3)	Mr. Nasto has been a director and Chief Executive Officer since November 6, 2006. He is the Company’s Principal Executive Officer.
Mr. Nasto’s annual salary at December 31, 2008 is $180,000. Mr. Nasto received cash compensation of $150,000 in 2008 and he accrued additional salary of $30,000 through December 31, 2008.

On July 29, 2008, Mr. Nasto was granted options to purchase 100,000 shares of common stock issued pursuant to the SecureCare Technologies, Inc.
Year 2008 Stock Option Plan. 50,000 of these options vested immediately and 50,000 of these options vest ratably over a twenty-four month period.

On August 17, 2007, Mr. Nasto was granted options to purchase 141,667 shares of common stock issued pursuant to the SecureCare Technologies, Inc. Year 2007 Stock Option Plan. These options vested immediately.

In 2006, Mr. Nasto was paid $30,000 in cash compensation from the date of his employment, November 6, 2006 through December 31, 2006.
In addition, from July to October 2006, Mr. Nasto was paid $54,738 as an outside marketing consultant to the Company, excluding $4,285 in reimbursed out of pocket expenses.

(4)

Mr. Linhard joined the Board of Directors on April 2, 2008. On July 20, 2008, Mr. Linhard was grated options to purchase 10,000 shares of common stock issued pursuant to the SecureCare Technologies, Inc. Year 2008 Stock Option Plan. These options vested immediately. Mr. Linhard resigned from the Board of Directors on November 16, 2008.

(5)	Mr. Stamy joined the Board of Directors on August 8, 2002. He resigned from the Board of Directors on April 2, 2008.

(6)	Mr. Burley has been Chief Financial Officer since July 2002. He is a Vice-President and is the Company’s Principal Financial Officer.
Mr. Burley’s annual salary at December 31, 2008 is $120,000. Mr. Burley received cash compensation of $99,996 in 2008 and he accrued additional salary of $20,004 through December 31, 2008.

On July 29, 2008 Mr. Burley was granted options to purchase 50,000 shares of common stock issued pursuant to the SecureCare Technologies, Inc. Year 2008 Stock Option Plan. These options vest ratably over a twenty-four month period.

Mr. Burley’s annual salary at 12/31/07 was $120,000. Mr. Burley’s total cash compensation of $175,500 in 2007 included payment of $55,500 in wages accrued for but not paid in 2005 and 2006.

On August 17, 2007, Mr. Burley was granted options to purchase 141,667 shares of common stock issued pursuant to the SecureCare Technologies, Inc. Year 2007 Stock Option Plan. These options vested immediately.

Mr. Burley received cash compensation in 2006 of $58,667 and he accrued additional salary of $43,000 through December 31, 2006.

(7)	Mr. Vineyard joined the Company on October 16, 2007. He was promoted to Chief Technology Officer on December 18, 2008.

Mr. Vineyard’s annual salary at December 31, 2008 is $90,000. Upon his promotion to Chief Technology Officer, the Company committed to grant Mr. Vineyard options to purchase 100,000 shares of common stock, when the options become available, upon Board of Director approval of the 2009 SecureCare Technologies, Inc. Stock Option Plan. As of the date of the filing of this 10-K report, the options have not been granted.

On July 29, 2008 Mr. Vineyard was granted options to purchase 20,000 shares of common stock issued pursuant to the SecureCare Technologies, Inc. Year 2008 Stock Option Plan. These options vest ratably over a twenty-four month period.

On February 22, 2008, Mr. Vineyard was granted options to purchase 10,000 shares of common stock issued pursuant to the SecureCare Technologies, Inc. Year 2007 Stock Option Plan. These options vested immediately.

(8)	Mr. Fry has been a full time employee of the Company since October 2001.
Mr. Fry’s annual salary at December 31, 2008 is $102,000. Mr. Fry received cash compensation of $84,996 ins 2008 and he accrued additional salary of $17,004 through December 31, 2008.

On July 29, 2008 Mr. Fry was granted options to purchase 25,000 shares of common stock issued pursuant to the SecureCare Technologies, Inc. Year 2008 Stock Option Plan. These options vest ratably over a twenty-four month period.

Mr. Fry’s annual salary at 12/31/07 was $102,000. Mr. Fry’s total cash compensation of $165,750 in 2007 included payment of $63,750 in wages accrued for but not paid in 2005 and 2006.

On August 17, 2007, Mr. Fry was granted options to purchase 70,833 shares of common stock issued pursuant to the SecureCare Technologies, Inc. Year 2007 Stock Option Plan. These options vested immediately.

Mr. Fry received cash compensation in 2006 of $46,000 and he accrued additional salary of $45,000 through December 31, 2005.

(9)	Effective June 16, 2006, the Board of Directors accepted Mr. Woodrow’s resignation as a member of the Board of Directors and as President and Chief Executive Officer.

Mr. Woodrow received cash compensation in 2006 of $3,000 and he accrued additional salary of $37,500 through June 16, 2006.

(10)	Mr. O’Loughlin was Executive Vice-President and Chief Operating officer from October 1, 2004 through December 9, 2005.

Mr. O’Loughlin’s employment with the Company ended December 9, 2005, as a result of the Company’s implementation of a significant cost reduction program. Pursuant to a wage claim filed by Mr. O’Loughlin with the Texas Workforce Commission in January, 2006 claiming his accrued salary of $20,000 through December 31, 2005, the Company paid the wages owed, totaling $19,844, in January, 2007.

Outstanding Equity Awards

On July 29, 2008, in accordance with the Company’s Year 2008 Stock Option Plan, the Company granted 360,000 stock options, at $0.75 per share, to the members of the Board of Directors including 200,000 options granted to Joseph Larter, 50,000 options granted to Richard Corlin, 100,000 options granted to Dennis Nasto and 10,000 options granted to Tom Linhard. A total of 310,000 of the options granted vested immediately and 50,000 of the options granted to Dennis Nasto will vest ratably on a monthly basis over a period of twenty-four months. At December 31, 2008 all 360,000 stock options granted to the various board members are outstanding, of which 320,417 are fully vested and 39,583 had not vested. All of the non-vested stock options, totaling 39,853 options at December 31, 2008 are held by Dennis Nasto.

In addition, on July 29, 2008, in accordance with the Company’s Year 2008 Stock Option Plan, the Company granted 95,000 stock options, at $0.75 per share, to its three most highly compensated executive officers (excluding the Chief Executive Officer) including 50,000 options granted to Neil Burley, 25,000 options granted to Eugene Fry and 20,000 options granted to David Vineyard. These options vest ratably on a monthly basis over a period of twenty four months. In addition, on February 22, 2008, in accordance with the Company’s Year 2007 Stock Option Plan, the Company granted 10,000 stock options, at $1.25 per share, to David Vineyard. These options vested immediately. At December 31, 2008 all 105,000 stock options granted to the Company’s three most highly compensated executive offers (excluding the Chief Executive Officer) are outstanding, of which 29,792 are fully vested and 75,208 had not vested.

On August 15, 2007, in accordance with the Company’s Year 2007 Stock Option Plan, the Company granted a total of 354,167 stock options, at $0.80 per share, to the Company’s three most highly compensated executive officers including 141,667 options to Dennis Nasto, 141,667 options to Neil Burley and 70,833 options to Eugene Fry. These options vested immediately. At December 31, 2008 all 354,167 options granted to the Company’s three most highly compensated executive offers are outstanding and fully vested.

Compensation of Directors

Our Directors do not receive cash compensation for their services. To the extent our directors incur out-of-pocket expenses in performance of their duties as a director of the Company, we reimburse the director for these out-of-pocket expenses.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

There are no employment or other contracts or arrangements with our officers or Directors. There are no compensation plans or arrangements, including payments to be made by us, with respect to our officers and Directors that would result from the resignation, retirement or any other termination of such Directors or officers from us. There are no arrangements for Directors, officers or employees that would result from a change-in-control. However, the stock options granted to the Company’s officers and Directors will become fully vested upon a change in control of the Company, in accordance with the terms of the Stock Option Plans.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Company’s common stock as of December 31, 2008 by (I) each of our Directors, (ii) each of our Executive Officers, (iii) each person who is known by us to own beneficially more than 5% of the common stock and (iv) all Directors and Officers as a group.

SecureCare Technologies, Inc.
Common Stock Affiliated Ownership Structure
12/31/2008

Name	Number of Shares	Percentage

Richard F. Corlin, MD	5,216	0%

Dennis Nasto	20,750	1%

Neil Burley	1,075	0%

Gene Fry	1,000	0%

Joe Larter	417,657	18%

David McCall	354,961	15%

Michael Benton	153,250	7%

Ian McIntyre	126,754	5%

All Directors and Officers as a Group	445,698	19%

Changes in Control

We are unaware of any contract or other arrangement where the operation of which may, at a subsequent date, result in a change of control of our Company.

Equity Compensation Information

The following table summarizes securities authorized for issuance under our equity compensation plans as of December 31, 2008:

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	—	$—
Equity compensation plans not approved by security holders	900,209	$1.05	34,971

Total	900,209	$1.05	34,971

The number of securities remaining available for future issuance includes 8,750 under the 2004 Stock Option Plan, 4,166 under the 2007 Stock Option Plan and 21,875 under the 2008 Stock Option Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

From January 1, 2008 through December 31, 2008 the Company issued a total of $592,320 in notes payable and 320,128 shares of common stock to related parties. Of this total, $325,320 were 6% notes payable initially due December 31, 2008 and these notes had attached shares of the Company’s common stock totaling 130,128 shares in accordance with the terms and conditions of the Financing and the Extension to parties classified as related parties at December 31, 2008. An additional $190,000 in notes issued were 8% notes payable initially due December 31, 2009 and these notes had attached shares of the company’s common stock totaling 190,000 shares in accordance with the terms and conditions of the New Notes to parties classified as related parties at December 31, 2008. And, the company issued a 6% six month note for $75,000 in principal amount to a related party on July 3, 2008.

From January 1, 2008 through December 31, 2008, the Company paid interest of $5,760 to related parties at December 31, 2008, on the portion of its notes payable that required semi-annual interest payments.

On June 20, 2008, the Company paid in full an unsecured note payable due to a related party in the amount of $50,000, plus accrued interest of $1,664.

At December 31, 2008, the Company has outstanding $1,211,320 in related party notes payable, including $120,000 payable to Joseph Larter, Director, $293,510 payable to entities in which Joseph Larter, Director, exercises a direct control and $50,000 payable to Dennis Nasto, Chief Executive Officer and Director.

A total of $262,000 of these related party notes payable were issued as two year, 6% convertible bridge notes (convertible to common stock at a rate of $2.50 per share for a total of up to 104,800 shares to be issued), for which the Company issued 104,800 warrants to purchase common stock at $5.00 per share. These related party notes began maturing in December of 2008 through May of 2009. On August 6, 2008, the Board of Directors approved a Note Extension Terms and Conditions Offer (the “Offer”), to the note holders who have invested in this financing, totaling $638,000 in principal amount ($262,000 to related parties) between December 2006 and May 2007 (the “Notes”). The Notes and the related accrued interest originally mature between December 2008 and May 2009; however, the Offer included a one-year extension of the maturity date of the Notes. In exchange for agreeing to the one-year extension the Note holders were offered an increased interest rate from 6% to 7.5% during the extension period, a re-pricing of the stock purchase warrants sold in connection with the Notes from $5.00 per share to $2.50 per share, and the Offer granted the Note holders the right, exercisable at their sole discretion, to receive common stock at a price of $1.50 per share in lieu of accrued interest at the extended maturity date (representing a total of up to 26,380 related party shares of common stock to be issued). An analysis of the fair value of the warrants after the Offer consideration resulted in immaterial changes to the original fair value calculation; therefore, no accounting adjustment has been made, with the exception of the debt discount amortization, which the remaining amount is now being amortized over the 12 month extension period also. As of September 30, 2008 the Company had received written consents to the Offer from Note holders representing the entire $638,000 in principal amount ($262,000 to related parties) of notes outstanding.

A total of $684,320 of these related party notes payable are 6% notes payable initially due December 31, 2008 with principal and interest payable at maturity. The Company has the option to extend the maturity date of the notes an additional twelve months. The stated interest rate on these notes during the optional extension period is 9% per annum. The notes have attached shares of the Company’s common stock in the form of one share of common stock for each $2.50 investing into the offering. In addition, in conjunction with the issuance of the notes payable, the Company has issued 273,728 shares of common stock to these related parties. In November of 2008, the Company notified the holders of the $684,320 in principal amount of the 6% notes payable, initially due December 31, 2008, that it was exercising its option to extend the maturity date one year to December 31, 2009. Effective January 1, 2009, the interest rate on these notes increased to 9% per annum.

A total of $190,000 of these related party notes payable are 8% notes payable initially due December 31, 2009 with principal and interest payable at maturity. The notes have attached shares of the Company’s common stock in the form of one share of common stock for each $1.00 investing into the offering. In addition, in conjunction with the issuance of the notes payable, the Company has issued 190,000 shares of common stock to these related parties.

At December 31, 2008, the Company has outstanding a $75,000 six month 6% unsecured note payable to a related party. Principal and accrued interest on this note, totaling $77,582 at December 31, 2008, was initially due December 3, 2008. At December 31, 2008 the Company was in default on the note. The holder of the note waived the Company’s non-compliance with the terms of the note as of December 31, 2008.

At December 31, 2008, the Company has $68,919 in accrued interest due on the notes payable to related parties.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Board of Directors has reviewed the following audit fees the Company has paid to the independent public accountants for purposes of considering whether such fees are compatible with maintaining the auditor’s independence. The policy of the Board of Directors is to pre-approve all audit services performed by its independent public accountants before the services are performed.

Audit Fees. Estimated fees billed for service rendered by KBA Group LLP for the reviews of Forms 10-QSB and for the audits of the financial statements of the Company were $75,197 for 2008 and $71,205 for 2007. Fees billed for tax related services were $24,312 in 2008 and $14,500 in 2007. Additionally, fees billed for other services totaled $0 for 2008 and $5,000 for 2007.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)     (1) – (2) Financial Statements of SecureCare Technologies, Inc.:

All other schedules have been omitted since the required information is contained in Financial Statements or because such schedules are not required.

(a) (3) Exhibits: See Index to Exhibits on page 58. The Exhibits listed in the accompanying Index of Exhibits are filed or incorporated by reference as part of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
SecureCare Technologies, Inc.

We have audited the accompanying balance sheets of SecureCare Technologies, Inc. (the “Company”) as of December 31, 2008 and 2007 and the related statements of operations, changes in shareholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SecureCare Technologies, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As described in Note A, the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced recurring losses, has generated recurring negative cash flows from operations and has liabilities significantly in excess of assets at December 31, 2008. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan with regard to these matters is also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KBA Group LLP
Dallas, Texas
March 30, 2009

SecureCare Technologies, Inc.
BALANCE SHEETS
December 31, 2008 and 2007

ASSETS

	2008	2007

Current assets
Cash and cash equivalents	$39,594	$161,680
Accounts receivable - trade, net of allowance for doubtful accounts of $1,502 and $2,000, respectively	18,986	19,569
Prepaid expenses	21,196	12,253

Total current assets	79,776	193,502

Property and equipment, net of accumulated depreciation of $362,202 and $484,263, respectively	55,444	88,049
Deposits	13,192	5,852

Total assets	$148,412	$287,403

The accompanying notes are an integral part of these financial statements.

SecureCare Technologies, Inc.
BALANCE SHEETS - CONTINUED
December 31, 2008 and 2007

LIABILITIES AND SHAREHOLDERS’ DEFICIT

	2008	2007

Current liabilities
Current portion of notes payable, including $1,006,820 and $416,500 to related parties, respectively, net of debt discount of $54,284 and $400,633, respectively	$2,486,716	$856,867
Accounts payable - trade	129,196	213,175
Accrued payroll	181,752	101,417
Accrued payroll taxes, penalties and interest - current	131,987	125,517
Deferred revenue	13,148	—
Accrued interest, including $68,919 and $17,930 to related parties, respectively	198,504	60,012
Other accrued liabilities	4,432	30,590

Total current liabilities	3,145,735	1,387,578

Notes payable (including $204,500 to related parties), less current portion and net of debt discount of $106,369 and $264,382, respectively	344,131	186,118

Non-current accrued payroll taxes, penalties and interest	70,916	147,437

Total Liabilities	3,560,782	1,721,133

Shareholders’ deficit
Preferred stock - $0.001 par value; 15,000,000 shares authorized,
Series A convertible preferred stock - 1,575,000 and 1,875,000 shares issued and outstanding, respectively (liquidation preference of $1.00 per share)	1,575	1,875
Series B convertible preferred stock - 768,183 and 1,336,364 shares issued and outstanding, respectively (liquidation preference of $1.10 per share)	768	1,336
Common stock - $0.001 par value; 50,000,000 shares authorized, 2,316,448 and 1,658,706 shares issued and outstanding, respectively	2,316	1,659
Additional paid-in capital	36,941,082	36,365,516
Accumulated deficit	(40,358,111)	(37,804,116)

Total shareholders’ deficit	(3,412,370)	(1,433,730)

Total liabilities and shareholders’ deficit	$148,412	$287,403

The accompanying notes are an integral part of these financial statements.

SecureCare Technologies, Inc.
STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2008 and 2007

	2008	2007

Revenues	$179,587	$134,065
Operating expenses
Cost of revenues	117,391	116,094
Selling, general and administrative	1,652,176	1,561,274
Loss on early extinguishment of debt	—	381,358

Operating loss	(1,589,980)	(1,924,661)

Other income (expense)
Other income	837	1,621
Interest expense (including $56,970 and $23,468 to related parties, respectively)	(964,852)	(463,333)

Net loss	$(2,553,995)	$(2,386,373)

Amortization of deemed dividend upon issuance of convertible preferred stock	—	(393,080)

Net loss attributable to common shareholders	$(2,553,995)	$(2,779,453)

Net loss per common share - basic and diluted	$(1.29)	$(2.72)

Weighted-average number of common shares outstanding - basic and diluted	1,975,344	1,020,836

The accompanying notes are an integral part of these financial statements.

SecureCare Technologies, Inc.
STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
For the Years Ended December 31, 2008 and 2007

	Series A		Series B		Series C
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock

	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 2006	1,955,000	$1,955	1,427,273	$1,427	1,058,835	$1,059	101,520	$102

Conversion of Series A preferred stock to common stock	(80,000)	(80)	—	—	—	—	400	(0)
Conversion of Series B preferred stock to common stock	—	—	(90,909)	(91)	—	—	455	(0)
Mandatory conversion of Series C preferred stock to common stock	—	—	—	—	(1,058,835)	(1,059)	1,058,835	1,059
Issuance of common stock in connection with the extinguishment of notes payable and accrued interest	—	—	—	—	—	—	107,396	107
Issuance of common stock for services	—	—	—	—	—	—	7,500	8
Issuance of common stock in connection with the issuance of notes payable	—	—	—	—	—	—	382,600	383
Stock compensation expense	—	—	—	—	—	—	—	—
Beneficial conversion feature of convertible notes payable	—	—	—	—	—	—	—	—
Issuance of warrants in connection with notes payable	—	—	—	—	—	—	—	—
Net loss for the year	—	—	—	—	—	—	—	—

Balance at December 31, 2007	1,875,000	$1,875	1,336,364	$1,336	—	$—	1,658,706	$1,659

Conversion of Series A preferred stock to common stock	(300,000)	(300)	—	—	—	—	1,500	1
Conversion of Series B preferred stock to common stock	—	—	(568,181)	(568)	—	—	2,842	3
Issuance of common stock in connection with the issuance of notes payable	—	—	—	—	—	—	653,400	653
Stock compensation expense	—	—	—	—	—	—	—	—
Net loss for the year	—	—	—	—	—	—	—	—

Balance at December 31, 2008	1,575,000	$1,575	768,183	$768	—	$—	2,316,448	$2,316

The accompanying notes are an integral part of these financial statements.

SecureCare Technologies, Inc.
STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT - CONTINUED
For the Years Ended December 31, 2008 and 2007

	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at December 31, 2006	$34,490,006	$(35,417,744)	$(923,194)

Conversion of Series A preferred stock to common stock	80	—	—
Conversion of Series B preferred stock to common stock	90	—	—
Mandatory conversion of Series C preferred stock to common stock	—	—	—
Issuance of common stock in connection with the extinguishment of notes payable and accrued interest	644,269	—	644,376
Issuance of common stock for services	44,993	—	45,000
Issuance of common stock in connection with the issuance of notes payable	416,700	—	417,083
Stock compensation expense	318,878	—	318,878
Beneficial conversion feature of convertible notes payable	106,396	—	106,396
Issuance of warrants in connection with notes payable	344,104	—	344,104
Net loss for the year	—	(2,386,373)	(2,386,373)

Balance at December 31, 2007	$36,365,516	$(37,804,116)	$(1,433,730)

Conversion of Series A preferred stock to common stock	299	—	—
Conversion of Series B preferred stock to common stock	565	—	—
Issuance of common stock in connection with the issuance of notes payable	305,639	—	306,292
Stock compensation expense	269,063	—	269,063
Net loss for the year	—	(2,553,995)	(2,553,995)

Balance at December 31, 2008	$36,941,082	$(40,358,111)	$(3,412,370)

The accompanying notes are an integral part of these financial statements.

SecureCare Technologies, Inc.

STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2008 and 2007

	2008	2007

Cash flows from operating activities
Net loss	$(2,553,995)	$(2,386,373)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	63,642	35,167
Bad debt expense	442	2,524
Common stock issued for services	—	45,000
Gain on extinguishment of liabilities	(10,649)	—
Stock compensation expense	269,063	318,878
Loss on early extinguishment of debt	—	381,358
Amortization of debt discount	810,654	386,026
Increases and decreases in working capital accounts:
Accounts receivable - trade	141	(6,017)
Prepaid expenses	(8,943)	(10,170)
Deposits	(7,340)	—
Deferred revenue	13,148	—
Accounts payable - trade	(73,330)	(7,615)
Accrued liabilities	122,618	(106,308)

Cash flows used in operating activities	(1,374,549)	(1,347,530)

Cash flows from investing activities
Capital expenditures	(31,037)	(25,940)
Capitalized software development costs	—	(52,000)

Cash flows used in investing activities	(31,037)	(77,940)

Cash flows from financing activities
Payment of notes payable	(50,000)	—
Proceeds allocated to notes payable	1,027,208	695,813
Proceeds allocated to common stock	306,292	417,083
Proceeds allocated to common stock purchase warrants	—	344,104

Cash flows provided by financing activities	1,283,500	1,457,000

The accompanying notes are an integral part of these financial statements.

SecureCare Technologies, Inc.

STATEMENTS OF CASH FLOWS - CONTINUED
For the Years Ended December 31, 2008 and 2007

	2008	2007

Net increase (decrease) in cash and cash equivalents	(122,086)	31,530

Cash and cash equivalents, beginning of year	161,680	130,150

Cash and cash equivalents, end of year	$39,594	$161,680

Supplemental disclosures for cash flow information:

Interest paid	$13,304	$11,640

Conversion of note payable and accrued interest in to common stock	$—	$244,018

Amortization of deemed dividend upon issuance of convertible preferred stock	$—	$393,080

Issuance of common stock in connection with extinguishment of notes payable and accrued interest	$—	$644,376

The accompanying notes are an integral part of these financial statements.

SecureCare Technologies, Inc.

NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

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

SecureCare Technologies, Inc.

NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

NOTE A - BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

GOING CONCERN

The financial statements have been prepared on the assumption that the Company will continue as a going concern. The Company sustained net losses of $2,553,995 and $2,386,373 for the years ended December 31, 2008 and 2007, respectively. The Company has accumulated losses through December 31, 2008 of $40,358,111 (including a non-recurring loss on early extinguishment of debt totaling $19,030,648 incurred in the fourth quarter of 2006 and $381,358 incurred in the second quarter of 2007). Cash used in operating activities for the same periods aggregated $1,374,549 and $1,347,530, respectively. Total liabilities at December 31, 2008 of $3,560,7852 significantly exceed total assets of $148,412. As of the date of this report, the Company is unable to meet all of its short-term obligations because of shortages of cash. The Company’s continued existence depends upon the success of management’s efforts to raise additional capital necessary to meet the Company’s obligations as they come due, and to obtain sufficient capital to execute its business plan. The Company intends to obtain capital primarily through issuances of debt or equity. There can be no degree of assurance that the Company will be successful in completing additional financing transactions. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have a material adverse effect on the Company’s ability to continue as a going concern and to achieve its intended business objectives. The accompanying financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or classification of liabilities which may result from the inability of the Company to continue as a going concern.

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

Depreciation expense for the years ended December 31, 2008 and 2007 was $63,642 and $35,167, respectively. In March, 2008, the Company retired $185,703 of fully depreciated property and equipment, resulting in no gain or loss.

SecureCare Technologies, Inc.

NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

NOTE A - BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

SOFTWARE AND SOFTWARE DEVELOPMENT COSTS

The Company capitalizes costs related to computer software developed or obtained for internal use in accordance with the American Institute of Certified Public Accountants Statement of Position (SOP) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” and is depreciated using the straight-line method over the estimated useful life of the software, generally two years. At December 31, 2008, capitalized software development costs totaled $235,750, less accumulated amortization of $213,833. During the twelve month period ended December 31, 2008 no software development costs were capitalized. During the twelve month periods ended December 31, 2008 and December 31, 2007, amortization of capitalized software development costs totaled $32,874 and $18,042, respectively.

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

LOSS PER COMMON SHARE

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the year. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding for the year. Common stock equivalents for the years ended December 31, 2008 and 2007 totaling 1,504,481 and 954,110, respectively, have been excluded from the computation since such inclusion would have an anti-dilutive effect.

SecureCare Technologies, Inc.

NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

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

STOCK-BASED COMPENSATION

The Company uses the modified prospective method of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R supersedes APB Opinion No. 25, and amends SFAS No. 95, “Statement of Cash Flows”. SFAS No. 123R requires that all share-based payments to employees, including the grant of employee stock options, be recognized in the income statement based on their fair values. Under the modified prospective application, SFAS No. 123R is applied to new awards and awards modified, repurchased or cancelled after the effective date. Compensation cost for the portion of awards for which requisite service has not been rendered that are outstanding as of the effective date is recognized as the requisite service is rendered on or after the effective date. The compensation cost for the portion of awards is based on the grant date fair value of those awards, less estimated forfeitures.

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

SecureCare Technologies, Inc.

NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

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

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. On February 12, 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis; the statement is effective for fiscal years beginning after December 31, 2008. Upon adoption, the provisions of SFAS No. 157 are to be applied prospectively with limited exceptions. Management is currently evaluating the impact that the full adoption of SFAS No. 157 will have on the financial position of the Company.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which allows companies the option to measure financial assets or liabilities at fair value and include unrealized gains and losses in net income rather than equity. This becomes available when the Company fully adopts SFAS 157, which will be fiscal year 2009. The Company is analyzing the expected impact from adopting this statement on its financial statements, but currently does not believe its adoption will have a significant impact on the financial position or results of operations of the Company.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, IPR&D and restructuring costs. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. SFAS 141R is effective for fiscal years beginning after December 15, 2008. The provisions of SFAS 141R will impact the Company if it is a party to a business combination after the pronouncement is adopted.

SecureCare Technologies, Inc.

NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

NOTE B - PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2008 and 2007 consists of the following:

	2008	2007

Computer equipment and software	$408,162	$559,774
Furniture and office equipment	9,484	12,538

	417,646	572,312

Less: accumulated depreciation and amortization	(362,202)	(484,263)

Net property and equipment	$55,444	$88,049

Computer equipment and software includes $235,750 at December 31, 2008 and 2007 in costs capitalized in the development of software held for internal use.

SecureCare Technologies, Inc.

NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

NOTE C - NOTES PAYABLE

Notes payable at December 31, 2008 and December 31, 2007 consist of the following:

	2008		2007

	Short Term	Long Term	Short Term	Long Term

Note payable to Phoebe Holdings, Inc. at 7.5%, unsecured.	$63,500	$—	$63,500	$—
Note is in default as of May 1, 2005. Interest rate increased to 9.5% after default.

Related party note payable bearing interest at 6%, unsecured.	75,000	—	—	—
Note is in default as of December 3, 2008.

Note payable bearing interest at 6%, unsecured.	—	—	50,000	—
Principal and interest due May 30, 2008

Bridge Financing Summary

Convertible bridge notes payable bearing interest at 7.5%, including $57,500 to related parties, unsecured.	187,500	—	187,500	—
Principal and interest due December, 2009

Convertible bridge notes payable bearing interest at 7.5%, including $12,500 to related parties, unsecured.	—	62,500	—	62,500
Principal and interest due January, 2010

Convertible bridge notes payable bearing interest at 7.5%, including $167,000 to related parties, unsecured.	—	250,500	—	250,500
Principal and interest due February, 2010

Convertible bridge notes payable bearing interest at 7.5%, unsecured.	—	82,500	—	82,500
Principal and interest due April, 2010

Convertible bridge notes payable bearing interest at 7.5%, including $25,000 to related parties, unsecured.	—	55,000	—	55,000
Principal and interest due May, 2010

Bridge notes payable bearing interest at 6%, including $684,320 and $359,000 to related parties, unsecured.	1,965,000	—	956,500	—
Principal and interest originally due December 31, 2008; however, automatic note extensions of 1 year were exercised during 2008, with an adjusted interest rate of 9% during the extension period.

Bridge notes payable bearing interest at 8%	250,000	—	—	—
Principal and interest due December 31, 2009, including $190,000 to related parties, unsecured

	$2,541,000	$450,500	$1,257,500	$450,500
Less: unamortized debt discount	(54,284)	(106,369)	(400,633)	(264,382)

Total notes payable	$2,486,716	$344,131	$856,867	$186,118

SecureCare Technologies, Inc.

NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

NOTE C - NOTES PAYABLE (Continued)

Bridge Financing Summary – Funding Received October 2008 through December 2008

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

From October 1, 2008 through December 31, 2008 the Company received a total of $250,000 in gross proceeds from the New Notes. In addition, the Company issued 250,000 shares of common stock to the participating investors. These shares were valued at a range of $0.10 to $0.30 per share based on the fair value of the Company’s common stock on the date of issuance resulting in a total fair value of $285,500. The Company allocated the proceeds received between the notes payable and the shares of common stock issued based on the relative fair values at the date of issuance. Based on the relative fair value calculations, the Company allocated $30,116 of the $250,000 in proceeds to the shares of common stock issued and the remaining $219,884 to the notes payable. The debt discount amount of $30,116 is being amortized as a component of interest expense over the life of the notes (twelve to fifteen months).

Bridge Financing Summary – Funding Received June 2007 through July 2008

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

On April 2, 2008, the Board of Directors approved a $500,000 increase (the “Extension”) to the $1,500,000 Financing, initially approved June 13, 2007, to a total of $2,000,000. The Financing and Extension Notes Payable have attached shares of the Company’s stock in the form of one share of common stock for each $2.50 invested into the offering for a total of up to 800,000 shares of common stock to be issued, of which 786,000 shares have been issued as of December 31, 2008.

From January 1, 2008 through December 31, 2008 the Company received a total of $1,008,500 in gross proceeds from the Financing and Extension. In addition, the Company issued 403,400 shares of common stock to the participating investors. These shares were valued at a range of $0.51 to $1.65 per share based on the fair value of the Company’s common stock on the date of issuance resulting in a total fair value of $1,397,936. The Company allocated the proceeds received between the notes payable and the shares of common stock issued based on the relative fair values at the date of issuance. Based on the relative fair value calculations, the Company allocated $276,176 of the $1,008,500 in proceeds to the shares of common stock issued and the remaining $732,324 to the notes payable. At December 31, 2008 the debt discount amount of $276,176 had been fully amortized as a component of interest expense over the original life of the notes.

As of December 31, 2008, the Company has received a total of $1,965,000 in gross proceeds from issuance of notes payable in the Financing and the Extension. In addition, the Company has issued 786,000 shares of common stock to the participating investors. These shares were valued at a range of $0.51 to $6.00 per share based on the fair value of the Company’s common stock on the date of issuance resulting in a total fair value of $3,359,636. The Company allocated the proceeds received between the notes payable and the shares of common stock issued based on the relative fair values at the date of issuance. Based on the relative fair value calculations, the Company allocated $693,260 of the $1,965,000 in proceeds to the shares of common stock issued and the remaining $1,271,740 to the notes payable. The debt discount amount of $693,260 has been fully amortized as a component of interest expense over the original life of the notes.

In November 2008, the Company notified the holders of the Notes Payable issued in the Financing and the Extension, totaling $1,965,000 in principal amount of the 6% notes payable, initially due December 31, 2008, that it was exercising its option to extend the maturity date one year to December 31, 2009. Effective January 1, 2009, the interest rate on these notes increased to 9% per annum.

SecureCare Technologies, Inc.

NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

NOTE C - NOTES PAYABLE (Continued)

Bridge Financing Summary – Funding Received December 2006 through May 2007

At December 31, 2008, the Company has $638,000 in outstanding two year 6% convertible bridge notes payable (convertible to common stock at a rate of $2.50 per share for a total of up to 255,200 shares to be issued), for which the Company has issued 255,200 warrants to purchase common stock at $5.00 per share. These warrants were valued at a range of $5.91 to $29.91 per warrant resulting in a total fair value of $3,249,819. The Company allocated the proceeds received between the notes payable and the detachable warrants based on the relative fair values at the date of issuance. Based on the relative fair value calculations, the Company allocated $512,817 of the $638,000 in proceeds to the detachable warrants and the remaining $125,183 to the notes payable. The notes also contained a conversion feature allowing the note holders to convert the notes into common shares at a conversion price of $2.50 per share. The Company calculated a beneficial conversion feature in the amount of $3,146,817; however, the value of the beneficial conversion feature may not exceed the proceeds allocated to the notes payable under the relative fair value calculations. As a result, the value of the beneficial conversion feature is limited to $125,183, which is the amount of the proceeds allocated to notes payable. The debt discount amount of $638,000 ($512,817 related to the fair value of the warrants and $125,183 related to the beneficial conversion feature) was being amortized as a component of interest expense over the original life of the notes (twenty-four months).

On August 6, 2008, the Board of Directors approved a Note Extension Terms and Conditions Offer (the “Offer”), to the note holders who have invested in this financing, totaling $638,000 in principal amounts between December 2006 and May 2007 (the “Notes”). The Notes and the related accrued interest originally matured between December 2008 and May 2009; however, the Offer included a one-year extension of the maturity date of the Notes. In exchange for agreeing to the one-year extension, the Note holders were offered an increased interest rate from 6% to 7.5% during the extension period, a re-pricing of the stock purchase warrants sold in connection with the Notes from $5.00 per share to $2.50 per share, and the Offer granted the Note holders the right, exercisable at their sole discretion, to receive common stock at a price of $1.50 per share in lieu of accrued interest at the extended maturity date (representing a total of up to 67,420 shares of common stock to be issued). An analysis of the fair value of the warrants after the Offer consideration resulted in immaterial changes to the original fair value calculation; therefore, no accounting adjustment has been made, with the exception of the debt discount amortization, which the remaining amount is now being amortized over the 12 month extension period.

As of September 30, 2008 the Company had received written consents to the Offer from Note holders representing the entire $638,000 principal amount of notes outstanding.

Other

In 2008, the Company paid interest of $11,640 on the portion of the $638,000 in principal of notes outstanding that required semi-annual interest payments. As of December 31, 2008, upon acceptance of the Offer by all the Note holders representing the entire $638,000 principal amount of notes outstanding, all of the Notes now require payment of interest at the extended maturity date.

As of December 31, 2008, the Company is in default on the principal amount of $63,500 in an unsecured note payable and $75,000 in an unsecured related party note payable. The related party waived the Company’s non-compliance with the terms of the note as of December 31, 2008.

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

Future maturities of notes payable at December 31, 2008 are as follows:

2009	$2,541,000
2010	450,500

Total	$2,991,500

SecureCare Technologies, Inc.

NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

NOTE D – LEASE COMMITMENTS
The Company relocated its principal executive office to a new location in Austin, Texas in February 2008. The new premise contains approximately 1,520 square feet and was leased under a two year non-cancelable operating lease agreement, which expires on February 28, 2010. The terms of the operating lease required the Company to pay a refundable lease deposit of $2,936 and $17,617 in pre-paid rent, to be applied to the rents due in months 18 – 24 of the lease term. The current portion of the pre-paid rent, totaling $13,213 is classified as a prepaid expense and the non-current portion of the pre-paid rent, totaling $4,404 is classified as a deposit in the accompanying balance sheet at December 31, 2008. The lease agreement also contained provisions for future rent increases. The difference between rent expense recorded and amount paid is recorded as deferred rent obligation, which is included in “Other Accrued Liabilities” in the accompanying balance sheet.

Rent expense totaled $37,813 and $18,550 for the years ended December 31, 2008 and 2007, respectively.

Future minimum lease payments under the non-cancelable office facilities operating lease at December 31, 2008 are as follows:

2009	$35,061
2010	4,404

Total	$39,465

The Company was notified on January 20, 2006, that it was in default under its master electronic equipment lease primarily due to its failure to pay the base monthly rental payments after October 2005. On February 20, 2006, the Company returned approximately $300,000 of the hardware and software to the lessor, retaining approximately $14,000 of the original leased property. The notice of default on the lease did not relieve, suspend or waive the Company’s continued responsibility for the monthly rental payments for the balance of the initial lease term. As of February 20, 2006, the Company had approximately $59,000 of its original lease deposit amount of $124,717 in tact. The Company restructured the remaining amount owed under the lease for an additional twenty-four months. The net amount owed included an offset credit given for the lease deposit of $59,239. The restructured balance totaled $107,102 as of February 20, 2006. The Company made its first payment on the restructured lease in July 2006. In August 2006, the Company was notified by the lessor that a partial credit of $14,849 was being issued to the Company, against the restructured balance, for the equipment returned to the lessor in February 2006. At December 31, 2007, the restructured balance due totaled $30,342 and was included in other accrued liabilities. The entire amount of $30,342 was paid in 2008.

NOTE E - INCOME TAXES

At December 31, 2008 and 2007 deferred tax assets and liabilities are comprised of the following:

	2008	2007

Current deferred tax asset	$511	$680
Non-current deferred tax asset:
Stock based compensation	252,159	160,678
Net operating loss	5,515,472	5,019,646
Less valuation allowance	(5,768,142)	(5,181,004)

Net deferred tax asset	$—	$—

Non-current deferred tax assets principally result from net operating losses. The current deferred tax asset results from the allowance for doubtful receivables which is not currently deducted for income tax reporting purposes. The December 31, 2008 and 2007 deferred tax assets have a 100% valuation allowance due to the uncertainty of generating future taxable income.

Differences between the statutory federal income tax rate and the effective rate for the years ended December 31, 2008 and 2007 are as follows:

	2008	2007

Income tax provision at statutory rate	34.0%	34.0%

Permanent differences	(11.0)	(12.0)
Change in valuation allowance	(23.0)	(22.0)

	0.0%	0.0%

SecureCare Technologies, Inc.

NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

NOTE E - INCOME TAXES (Continued)

The Company has a net operating loss carry forward of approximately $16,200,000 at December 31, 2008. All net operating losses of the Company generated prior to 2003 were eliminated through the bankruptcy process. Accordingly, the net operating loss at December 31, 2008 consists of losses that were generated subsequent to the bankruptcy filing. The net operating loss carryover will begin to expire in 2024. The net operating loss carryover may be limited in the event of an ownership change as defined in Section 382 of the Internal Revenue Code.

NOTE F - SHAREHOLDERS’ DEFICIT

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

During the twelve months ended December 31, 2008, in conjunction with $1,258,500 in gross proceeds from issuance of notes payable, the Company issued 653,400 shares of common stock to the participating investors (see Note 3 for additional information).

In November 2007 the holder of 80,000 shares of Series A Convertible preferred stock and 90,909 shares of Series B Convertible preferred stock voluntarily converted these preferred stock shares to 400 and 455 shares of common stock, respectively.

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

On April 24, 2007 (the “Effective Date”) the Company amended its articles of incorporation with the State of Nevada to affect a 1 for 200 reverse stock split of its common stock. As a result of the reverse stock split, effective April 24, 2007, the Company’s 20,304,000 issued and outstanding shares of common stock were changed into approximately 101,520 shares of common stock (after giving effect to rounding) and each of the Company’s 1,058,835 issued and outstanding shares of Series C Mandatorially Convertible Preferred Stock were automatically converted into 200 shares of the Company’s common stock for an aggregate of 211,767,000 shares of common stock which were automatically changed into approximately 1,058,835 shares of common stock. The total number of common shares issued and outstanding immediately following the reverse stock split was approximately 1,160,355. All share and per share amounts have been restated for all periods presented to reflect this reverse stock split.

SecureCare Technologies, Inc.

NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

NOTE F – SHAREHOLDER’S DEFICIT (Continued)

The holders of the Series A convertible preferred stock are entitled to vote upon all matters upon which holders of the common stock have the right to vote, and shall be entitled to the number of votes equal to the largest number of full shares of common stock into which the shares of preferred stock, pursuant to certain conversion and anti-dilution rights, could be converted on the appropriate record date. The holders of the Series A preferred stock are entitled to receive out the assets of the corporation legally available therefore, dividends at the rate of 5 percent of the stated value ($1.00 per share), payable on an annual basis, either in cash or in shares of the Company’s common stock, par value $0.001 per share, based on the fair market value of the common stock on the date the dividend is declared, at the option of the Company. The holders of the Series A preferred stock will have preference in payment of dividends over the holders of common stock. Dividends on the Series A preferred stock are payable when declared by the board of directors. As of December 31, 2008, no dividends on the Series A preferred stock have been declared. The period for which dividends will be paid will be determined by the board of directors at the time of dividend declaration. The Certificate of Designation for the Series A preferred stock does not provide a specific provision for the accumulation of dividends; therefore no dividends or dividends payable have been recorded as of December 31, 2008. In the event of a liquidation, dissolution or winding-up of the Company, either voluntary or involuntary, the holders of the shares of Series A preferred stock then issued and outstanding are entitled to be paid out of the assets of the Company available for distribution to its shareholders, before any payment is made to the holders of shares of common stock or upon any other series of preferred stock of the Company that is junior to the Series A preferred stock, an amount per share equal to the stated value.

In accordance with the Certificate of Designation of the Series A convertible preferred stock (“the Series A Stock”), each share of the Series A Stock initially had a par value of $.001 and a stated value of $1.00 per share. Each share of the Series A Stock was initially convertible into a number of shares of Common Stock determined by dividing the (i) stated value by (ii) the conversion price in effect on the conversion date. The conversion price at which shares of common stock were initially issuable upon conversion of the shares of the Series A Stock was $1.00 per share. Therefore, initially each share of Series A Stock converted to one share of common stock. On April 24, 2007, after securing shareholder approval for one for two hundred reverse stock split, the number of shares issuable upon conversion of the Series A Stock was adjusted from one share to 1/200th of a share. At December 31, 2008 the Company had 1,575,000 shares of Series A Stock outstanding. These shares would convert to 7,875 shares of common stock, if all of the outstanding Series A Stock was converted.

The holders of the Series B convertible preferred stock are entitled to vote upon all matters upon which holders of the common stock have the right to vote, and shall be entitled to the number of votes equal to the largest number of full shares of common stock into which the shares of preferred stock, pursuant to certain conversion and anti-dilution rights, could be converted on the appropriate record date. The holders of the Company’s Series B preferred stock are not entitled to receive any dividends. In the event of a liquidation, dissolution or winding-up of the Company, either voluntary or involuntary, the holders of the shares of the Company’s Series A preferred stock and the Series B preferred stock then issued and outstanding are entitled to be paid out of the assets of the Company available for distribution to its shareholders on a pari passu basis, before any payment is made to the holders of shares of common stock or upon any other series of Preferred Stock of the Company that is junior to the Series A Preferred Stock and the Series B preferred stock, an amount per share equal to the stated value.

In accordance with the Certificate of Designation of the Series B convertible preferred stock (“the Series B Stock”), each share of the Series B Stock initially had a par value of $.001 and a stated value of $1.10 per share. Each share of the Series B Stock was initially convertible into a number of shares of Common Stock determined by dividing the (i) stated value by (ii) the conversion price in effect on the conversion date. The conversion price at which shares of common stock were initially issuable upon conversion of the shares of the Series B Stock was $1.10 per share. Therefore, initially each share of Series B Stock converted to one share of common stock. On April 24, 2007, after securing shareholder approval for one for two hundred reverse stock split, the number of shares issuable upon conversion of the Series B Stock was adjusted from one share to 1/200th of a share. At December 31, 2008 the Company had 768,183 shares of Series B Stock outstanding. These shares would convert to 3,841 shares of common stock, if all of the outstanding Series B Stock was converted.

SecureCare Technologies, Inc.

NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

NOTE G - STOCK OPTIONS AND WARRANTS

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

The Company granted 480,000 options under the 2008 Plan on July 29, 2008 at an exercise price of $0.75 per share of which 310,000 options vested immediately and 170,000 options will vest ratably over a two year period (24 months). On August 12, 2008, the Company granted an additional 10,000 options under the 2008 Plan at an exercise price of $1.01. These options will vest ratably over a two year period (24 months). On October 1, 2008, the Company granted an additional 10,000 options under the 2008 Plan at an exercise price of $0.30. These options will vest ratably over a two year period (24 months). On October 31, 2008 a total of 21,875 options were forfeited.

At December 31, 2008, under the 2008 Plan, the Company had 478,125 options outstanding of which 346,667 were exercisable.

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

The Company granted 420,834 options under the 2007 Plan on August 15, 2007 at an exercise price of $0.80 per share of which 410,834 options vested immediately and 833 options vested between August 15, 2007 and November 15, 2007. Due to an employee who left the Company on November 15, 2007, 9,167 options were forfeited and on February 15, 2008, 833 options were cancelled. On February 22, 2008, the Company granted an additional 10,000 options under the 2007 Plan at an exercise price of $1.25. Those options vested immediately.

At December 31, 2008, under the 2007 Plan, the Company had 420,834 options outstanding, of which 420,834 were exercisable.

2004 Plan
The Board of Directors of the Company approved the SecureCare Technologies, Inc. 2004 Stock Option Plan (the “2004 Plan”) on December 31, 2004. The Company has reserved 10,000 shares of common stock for issuance under the 2004 Plan. In accordance with the terms of the 2004 Plan, the exercise price of each option granted may not be less than the fair market value of common stock at the date of grant, without prior approval of the Board of Directors. Options are exercisable according to the terms set out in the option agreement, not to exceed ten years. All options granted by the Company under its 2004 Plan are restricted stock awards under rules promulgated by the Securities and Exchange Commission. There were no new options granted, exercised or cancelled under the 2004 Plan during the year ended December 31, 2008.

At December 31, 2008, under the 2004 Plan, the Company had 1,250 options outstanding, of which 1,250 were exercisable.

SecureCare Technologies, Inc.

NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

NOTE G – STOCK OPTIONS AND WARRANTS (Continued)

For the twelve months ended December 31, 2008 and 2007, the compensation expense associated with stock options was $269,063 and $318,878, respectively.

The following tables summarize the activity under all stock option plans for the years ended December 31, 2008 and 2007:

	2008 Stock Option Plan

	Twelve Months Ended December 31, 2008

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2008	—	$—	— years	$—

Granted	500,000	$0.75	9.59 years
Exercised	—	$—	— years
Cancelled	—	$—	— years
Forfeitures	(21,875)	$0.75	— years

Outstanding at December 31, 2008	478,125	$0.75	9.59 years	$—

Vested and expected to vest at December 31, 2008	478,125	$0.75	9.59 years	$—
Options exercisable at December 31, 2008	346,667	$0.75	9.59 years	$—

	2007 Stock Option Plan

	Twelve Months Ended December 31, 2008 and 2007

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2007	—	$—	—	$—

Granted	420,834	$0.80	9.58 years
Exercised	—	$—	—
Cancelled	—	$—	—
Forfeitures	(9,167)	$0.80	—

Outstanding at December 31, 2007	411,667	$0.80	9.58 years	$—

Granted	10,000	$1.25	9.08 years
Exercised	—	$—	— years
Cancelled	(833)	$0.80	— years
Forfeitures	—	$—	— years

Outstanding at December 31, 2008	420,834	$0.81	8.62 years	$—

Vested and expected to vest at December 31, 2008	420,834	$0.81	8.62 years	$—
Options exercisable at December 31, 2008	420,834	$0.81	8.62 years	$—

SecureCare Technologies, Inc.

NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

NOTE G - STOCK OPTIONS AND WARRANTS (Continued)

	2004 Stock Option Plan

	Twelve Months Ended December 31, 2008 and 2007

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2007	1,250	$200.00	6.92 years	$—
Granted	—
Exercised	—
Cancelled	—
Forfeitures	—

Outstanding at December 31, 2007	1,250	$200.00	6.92 years	$—

Granted	—
Exercised	—
Cancelled	—
Forfeitures	—

Outstanding at December 31, 2008	1,250	$200.00	5.92 years	$—

Vested and expected to vest at December 31, 2008	1,250	$200.00	5.92 years	$—
Options exercisable at December 31, 2008	1,250	$200.00	5.92 years	$—

The aggregate intrinsic value which is $0 at December 31, 2008 is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock, $0.10 at December 31, 2008.

As of December 31, 2008 there was $111,715 in total unrecognized compensation costs related to unvested options.

Warrants

For the twelve months ended December 31, 2008 the Company did not issue any additional purchase warrants.

For the year ended December 31, 2007 in conjunction with the issuance of $450,500 in 6% convertible bridge notes payable, the Company issued 180,200 warrants to purchase one share of common stock at $5.00 per share (See Note C – Notes Payable).

A summary of changes in the Company’s purchase warrants follows:

	Total

	Warrants	Range of Exercise Prices

Outstanding at 12/31/06 (1)	89,736	$2.50 - 226.00

Granted (1)	180,200	2.50
Exercised	—	—
Cancelled	—	—

Outstanding at 12/31/07 (1)	269,936	$2.50 - $226.00

Granted	—	—
Exercised	—	—
Cancelled	(950)	226.00

Outstanding at 12/31/08	268,986	$2.50 - $226.00

(1) 75,000 warrants issued in 2006 and 180,200 warrants issued in 2007, all originally priced at $5.00 per share were re-priced to $2.50 per share in the third quarter of 2008 in accordance with the Company’s Note Extension Offer Terms and Conditions. For additional information see Note C.

During the year ended December 31, 2008, a total of 950 warrants were cancelled due to the contractual life of these warrants expiring between March 31, 2008 and October 27, 2008.

SecureCare Technologies, Inc.

NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

NOTE G - STOCK OPTIONS AND WARRANTS (Continued)

Summary

The following table summarizes information about compensatory stock options outstanding at December 31, 2008:

Stock Options Outstanding				Stock Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Contractual Life	Weighted Avg Exercise Price	Number Exercisable	Weighted Avg Exercise Price
$0.00 - $0.30	10,000	9.75 years	$0.30	1,250	$0.30
$0.75 - $0.80	868,959	9.60 years	$0.77	754,168	$0.78
$1.00 – $1.25	20,000	9.40 years	$1.13	12,083	$1.21
$200.00 - $200.00	1,250	5.92 years	$200.00	1,250	$200.00

The following table summarizes information about other non-compensatory warrants outstanding at December 31, 2008:

Warrants Outstanding				Warrants Exercisable

Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Contractual Life	Weighted Avg Exercise Price	Number Exercisable	Weighted Avg Exercise Price
$2.50 - $100.00	255,200	3.11 years	$2.50	255,200	$2.50
$100.01 - $200.00	11,945	0.50 years	$200.00	11,945	$200.00
$200.01 - $400.00	1,591	1.17 years	$250.00	1,591	$250.00
$400.01 - $700.00	250	0.24 years	$700.00	250	$700.00

The weighted average grant date fair value of options granted during 2007 was $0.77. Using the Black-Scholes option pricing model, we used the following weighted-average assumptions to value the options granted during 2007: risk free interest rate, 4.61%; expected life, 4 years; expected dividend yield, 0%; and daily annualized volatility of 211%.

The weighted average grant date fair value of options granted during 2008 was $0.75. Using the Black-Scholes option pricing model, we used the following weighted-average assumptions to value the options issued in the third and fourth quarters of 2008: Third Quarter - risk free interest rate, 4.04%; expected life, 4 years; expected dividend yield, 0%; and daily annualized volatility of 247%; Fourth Quarter - risk free interest rate, 3.770%; expected life, 4 years; expected dividend yield, 0%; and daily annualized volatility of 276%;

NOTE H - RELATED PARTY TRANSACTIONS

From January 1, 2008 through December 31, 2008 the Company issued a total of $592,320 in notes payable and 320,128 shares of common stock to related parties. Of this total, $325,320 were 6% notes payable initially due December 31, 2008 and these notes had attached shares of the Company’s common stock totaling 130,128 shares in accordance with the terms and conditions of the Financing and the Extension to parties classified as related parties at December 31, 2008. An additional $190,000 in notes issued were 8% notes payable initially due December 31, 2009 and these notes had attached shares of the company’s common stock totaling 190,000 shares in accordance with the terms and conditions of the New Notes to parties classified as related parties at December 31, 2008. And, the company issued a 6% six month note for $75,000 in principal amount to a related party on July 3, 2008.

From January 1, 2008 through December 31, 2008, the Company paid interest of $5,760 to related parties at December 31, 2008, on the portion of its notes payable that required semi-annual interest payments.

On June 20, 2008, the Company paid in full an unsecured note payable due to a related party in the amount of $50,000, plus accrued interest of $1,664.

SecureCare Technologies, Inc.

NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

NOTE H - RELATED PARTY TRANSACTIONS (Continued)

At December 31, 2008, the Company has outstanding $1,211,320 in related party notes payable, including $120,000 payable to Joseph Larter, Director, $293,510 payable to entities in which Joseph Larter, Director, exercises a direct control and $50,000 payable to Dennis Nasto, Chief Executive Officer and Director.

A total of $262,000 of these related party notes payable were issued as two year, 6% convertible bridge notes (convertible to common stock at a rate of $2.50 per share for a total of up to 104,800 shares to be issued), for which the Company issued 104,800 warrants to purchase common stock at $5.00 per share. These related party notes began maturing in December of 2008 through May of 2009. On August 6, 2008, the Board of Directors approved a Note Extension Terms and Conditions Offer (the “Offer”), to the note holders who have invested in this financing, totaling $638,000 in principal amount ($262,000 to related parties) between December 2006 and May 2007 (the “Notes”). The Notes and the related accrued interest originally mature between December 2008 and May 2009; however, the Offer included a one-year extension of the maturity date of the Notes. In exchange for agreeing to the one-year extension the Note holders were offered an increased interest rate from 6% to 7.5% during the extension period, a re-pricing of the stock purchase warrants sold in connection with the Notes from $5.00 per share to $2.50 per share, and the Offer granted the Note holders the right, exercisable at their sole discretion, to receive common stock at a price of $1.50 per share in lieu of accrued interest at the extended maturity date (representing a total of up to 26,380 related party shares of common stock to be issued). An analysis of the fair value of the warrants after the Offer consideration resulted in immaterial changes to the original fair value calculation; therefore, no accounting adjustment has been made, with the exception of the debt discount amortization, which the remaining amount is now being amortized over the 12 month extension period also. As of September 30, 2008 the Company had received written consents to the Offer from Note holders representing the entire $638,000 in principal amount ($262,000 to related parties) of notes outstanding.

A total of $684,320 of these related party notes payable are 6% notes payable initially due December 31, 2008 with principal and interest payable at maturity. The Company has the option to extend the maturity date of the notes an additional twelve months. The stated interest rate on these notes during the optional extension period is 9% per annum. The notes have attached shares of the Company’s common stock in the form of one share of common stock for each $2.50 investing into the offering. In addition, in conjunction with the issuance of the notes payable, the Company has issued 273,728 shares of common stock to these related parties. In November of 2008, the Company notified the holders of the $684,320 in principal amount of the 6% notes payable, initially due December 31, 2008, that it was exercising its option to extend the maturity date one year to December 31, 2009. Effective January 1, 2009, the interest rate on these notes increased to 9% per annum.

A total of $190,000 of these related party notes payable are 8% notes payable initially due December 31, 2009 with principal and interest payable at maturity. The notes have attached shares of the Company’s common stock in the form of one share of common stock for each $1.00 investing into the offering. In addition, in conjunction with the issuance of the notes payable, the Company has issued 190,000 shares of common stock to these related parties.

At December 31, 2008, the Company has outstanding a $75,000 six month 6% unsecured note payable to a related party. Principal and accrued interest on this note, totaling $77,582 at December 31, 2008, was initially due December 3, 2008. At December 31, 2008 the Company was in default on the note. The holder of the note waived the Company’s non-compliance with the terms of the note as of December 31, 2008.

At December 31, 2008, the Company has $68,919 in accrued interest due on the notes payable to related parties.

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

At December 31, 2008 one customer accounted for 54% of accounts receivable. This customer also accounted for 37% of the Company’s revenue for the twelve months ended December 31, 2008. At December 31, 2007 one customer accounted for 52% of accounts receivable. This customer also accounted for 50% of the Company’s revenue for the twelve months ended December 31, 2007.

Cash is maintained in financial institutions which, at times, may exceed Federal Deposit Insurance Corporation insured amounts. However, the Company mitigates its risk by assuring that cash is maintained in high quality credit institutions.

SecureCare Technologies, Inc.

NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

NOTE J – ACCRUED PAYROLL TAXES

At December 31, 2008, the Company owes $133,359 in accrued payroll taxes and $69,544 in related penalties and interest, the majority of which is related to payroll taxes and related penalties and interest owed from calendar year 2005. These amounts are classified as follows on the accompanying balance sheet:

	Current	Non-Current	Total

Accrued Payroll Taxes	$90,461	$42,898	$133,359
Penalties and Interest	41,526	28,018	69,544

Total	$131,987	$70,916	$202,903

The Company received a Notice of Federal Tax Lien by the Internal Revenue Service (IRS) dated May 24, 2006. The Tax Lien was filed with the Secretary of State in Texas. The Lien is in favor of the United States on all property and rights to property belonging to the Company for the amount of these taxes, and additional penalties, interest, and costs that may accrue. The Lien will remain in place until such time that the Company pays its obligations in full to the IRS. On March 1, 2007 the Company commenced an IRS-approved five year monthly payment plan (the “Installment Agreement”) to pay a majority of the delinquent payroll taxes and related interest and penalties totaling $124,890 at December 31, 2008. The Company will make monthly payments of $5,000 over the course of the five year plan.

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

NOTE L – CONTINGENCIES

On March 7, 2008, the Company received a letter from an attorney for an investor demanding payment on a promissory note issued in 2004 with a principal balance of $63,500. Another party has advised the Company that it is the legal owner of the promissory note. No legal action has been commenced and the Company is attempting to resolve the matter between the parties. As of the date of this filing the matter has not been resolved between the two parties. The promissory note has been carried on the Company’s books as a liability and management does not believe that the outcome of this matter will have a material effect on the Company’s financial position, operating results or cash flows. However, there can be no assurance that any legal proceeding that develops as a result of this matter will not have a material adverse impact on the Company’s liquidity.

NOTE M – SUBSEQUENT EVENTS

In accordance with the issuance of a new series of notes payable (the “New Notes”) approved by the Board of Directors on September 22, 2008, from January 1, 2009 through January 31, 2009 the Company received a total of $50,000 in gross proceeds from the New Notes. In addition, the Company issued 50,000 shares of common stock to the participating investors.

Effective February 1, 2008 the Company initiated two private offerings of its common stock. The first offering is for accredited investors to purchase up to 4,000,000 shares of common stock at $0.10 per share (the “Stock Offer”). The second offering is for holders of certain of the Company’s indebtedness represented by $300,000 principal amount of promissory notes to exchange their notes for common stock at the rate of one share for each $0.10 in principal amount of notes outstanding for a total of up to 3,000,000 shares (the “Exchange Offer”). Each of the offerings commenced on February 1, 2009. As of March 25, 2009, 614,444 shares had been sold for $61,444 and $300,000 principal amount of notes had been exchanged for 3,000,000 shares. As a result of these issues, the number of shares of common stock, par value $.001 per share, that the Company has issued and outstanding as of March 25, 2009 totals 5,980,892.

Each of the offers, the Stock Offer and the Exchange Offer were conducted pursuant to the exemption provided pursuant to Regulation D under the Securities Act of 1933, as amended, and analogous state laws. The Company did not grant any registration rights to the investors in the offerings. The Company will not receive any proceeds from the Exchange Offer and will use the proceeds of the Stock Offer as working capital. The Company incurred only nominal expenses in connection with the two offerings.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2009.

SecureCare Technologies, Inc.

By:	/s/ Dennis Nasto

Dennis Nasto, Chief Executive Officer
(Principal Executive Officer and Director)

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated, in each case on March 30, 2009.

NAME		TITLE
/s/	Dennis Nasto	Chief Executive Officer (Principal Executive Officer and Director)

Dennis Nasto

/s/	Neil Burley	Chief Financial Officer (Principal Financial and Accounting Officer)

Neil Burley

Index to Exhibits

The following exhibits are filed with this Annual Report on Form 10-K or are incorporated herein by reference as indicated below (numbered in accordance with Item 601 of Regulation S-K). We shall furnish copies of exhibits for a reasonable fee (covering the expense of furnishing copies) upon request. Unless otherwise indicated, all exhibits incorporated by reference are filed under SEC file number 0-29804.

Number	Description

3.1	Articles of Incorporation of the Company (1)

3.2	Articles of Amendment to Articles of Incorporation (1)

3.3	Bylaws of Company (1)

3.4	Definitive Proxy Statement Dated February 28, 2007 (2)

3.5	Articles of Amendment to the Articles of Incorporation filed with the State of Nevada on February 25, 2004. (3)

3.6	Articles of Amendment to the Articles of Incorporation filed with the State of Nevada on April 24, 2007. (4)

3.7	Joint Plan of Reorganization Dated August 5, 2003, as amended by the Bankruptcy Court’s Confirmation Order Dated December 2, 2003 (5)

3.8	The Bankruptcy Court’s Confirmation Order Dated December 2, 2003 (5)

3.9	The Bankruptcy Court’s Order Granting Motion to Modify Plan After Confirmation Dated May 18, 2004 (6)

4.1	Form of 8% Promissory note, initially due December 31, 2009

4.2	Bridge Financing Form of Subscription Agreement Effective October 1, 2008

4.3	Form of 6% Promissory Note, initially due December 31, 2008 issued in the Financing Extension (7)

4.4	The Financing Extension Form of Subscription Agreement (7)

4.5	Form of 6% Promissory Note initially due December 31, 2008 (8)

4.6	Form of 6%, 6 Month Promissory Note

10.1	SecureCare Technologies, Inc. Year 2008 Stock Option Plan (7)

10.2	SecureCare Technologies, Inc. Year 2007 Stock Option Plan (8)

14.1	SecureCare Technologies, Inc. Ethics Policy, as adopted December 17, 2007 (8)

31.1	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Number	Description

31.2	Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference to the Company’s original registration statement on Form 10-SB, filed with the Securities Exchange Commission on January 11, 1999, File No. 0-29804.

(2) Incorporated by reference to the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on February 28, 2007, File No. 0-29804.

(3) Incorporated by reference to the Company’s Annual Report 10-KSB for the year-ended December 31, 2003.

(4) Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 25, 2007, file number 0-29804.

(5) Incorporated by reference to the Company’s Form 8-K Filed with the Securities and Exchange Commission on December 15, 3003, file number 0-29804.

(6) Incorporated by reference to the Company’s Annual Report 10-KSB for the year-ended December 31, 2004.

(7) Incorporated by reference to the Company Quarterly Report 10-Q for the quarter-ended June 30, 2008.

(8) Incorporated by reference to the Company’s Annual Report 10-KSB for the year-ended December 31, 2007.