Form 10-Q
period 2009-03-31
SECURECARE TECHNOLOGIES INC
filed 2009-05-14
CIK 18530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer ☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐     No ☑

          As of March 31, 2009, 6,673,752 shares of common stock, par value $.001 per share, were outstanding, of which 2,463,153 shares were held by non-affiliates.

SECURECARE TECHNOLOGIES, INC.
FORM 10-Q
CONTENTS

SECURECARE TECHNOLOGIES, INC.
BALANCE SHEETS
March 31, 2009 (Unaudited) and December 31, 2008

	2009	2008

	(Unaudited)

ASSETS

Current assets
Cash and cash equivalents	$27,158	$39,594
Accounts receivable - trade, net of allowance for doubtful accounts of $1,502	20,230	18,986
Prepaid expenses	28,681	21,196

Total current assets	76,069	79,776

Property and equipment, net of accumulated depreciation of $377,778 and $362,202, respectively	50,318	55,444
Deposits	—	13,192

Total assets	$126,387	$148,412

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities
Current portion of notes payable (including $1,387,987 and $1,343,484 to related parties, respectively), net of debt discount of $71,520 and $54,284, respectively	$2,557,483	$2,486,716
Related party advance	5,000	—
Accounts payable - trade	156,474	129,196
Accrued payroll	185,722	181,752
Accrued payroll taxes, penalties and interest - current	152,175	131,987
Deferred revenue	6,239	13,148
Accrued interest, including $127,669 and $101,115 to related parties, respectively	253,890	198,504
Other accrued liabilities	4,691	4,432

Total current liabilities	3,321,674	3,145,735

Notes payable (including $75,000 and $304,500 to related parties, respectively), less current portion and net of debt discount of $33,516 and $106,369, respectively	103,984	344,131

Non-current accrued payroll taxes, penalties and interest	56,910	70,916

Total liabilities	3,482,568	3,560,782

Commitments and Contingencies (Note 2)

Shareholders’ deficit
Preferred stock - $0.001 par value; 15,000,000 shares authorized,
Series A convertible preferred stock - 1,575,000 shares issued and outstanding (liquidation value of $1,575,000)	1,575	1,575
Series B convertible preferred stock - 768,183 shares issued and outstanding (liquidation value of $845,001)	768	768
Common stock - $0.001 par value; 50,000,000 shares authorized, 6,673,752 and 2,316,448 shares issued and outstanding, respectively	6,674	2,316
Additional paid-in capital	37,365,179	36,941,082
Accumulated deficit	(40,730,377)	(40,358,111)

Total shareholders’ deficit	(3,356,181)	(3,412,370)

Total liabilities and shareholders’ deficit	$126,387	$148,412

The accompanying notes are an integral part of these financial statements.

SECURECARE TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)
For the Three Months Ended March 31, 2009 and 2008

	2009	2008

Revenues	$63,050	$36,754

Operating expenses
Cost of revenues	31,776	24,588
Selling, general and administrative	308,901	487,631

Operating loss	(277,627)	(475,465)

Other income (expense)
Other income	—	161
Interest expense (including $32,154 and $15,491 to related parties, respectively)	(94,640)	(202,146)

Net loss	$(372,266)	$(677,450)

Net loss per common share - basic and diluted	$(0.09)	$(0.40)

Weighted average number of common shares outstanding -basic and diluted	3,925,746	1,711,189

The accompanying notes are an integral part of these financial statements.

SECURECARE TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Three Months Ended March 31, 2009 and 2008

	2009	2008

Cash flows from operating activities
Net loss	$(372,266)	$(677,450)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,575	15,182
Bad debt expense	—	442
Stock compensation expense	14,211	12,356
Amortization of debt discount	33,531	171,827
Increases and decreases in operating assets and liabilities:
Accounts receivable - trade	(1,244)	(435)
Prepaid expenses	(7,485)	(2,913)
Deposits	13,192	(20,552)
Deferred revenue	(6,909)	—
Accounts payable - trade	27,278	5,985
Accrued liabilities	71,398	37,196

Cash flows used in operating activities	(212,719)	(458,362)

Cash flows from investing activities
Capital expenditures	(10,450)	(6,987)

Cash flows from financing activities
Related party advance	25,000	—
Payments on related party advance	(20,000)	—
Proceeds from common stock sale	130,730	—
Proceeds allocated to notes payable	70,458	238,823
Proceeds allocated to common stock	4,545	116,807

Cash flows provided by financing activities	210,733	355,630

Net decrease in cash and cash equivalents	(12,436)	(109,719)

Cash and cash equivalents, beginning of period	39,594	161,680

Cash and cash equivalents, end of period	$27,158	$51,961

Supplemental disclosures for cash flow information:

Interest paid	$—	$7,515

Supplemental non-cash financing activity:

Conversion of notes payable and accrued interest to common stock	$278,969	$—

The accompanying notes are an integral part of these financial statements.

SECURECARE TECHNOLOGIES, INC.

NOTES TO INTERIM FINANCIAL STATEMENTS (Unaudited)

NOTE 1. NATURE OF OPERATIONS

SecureCare Technologies, Inc. (the “Company”) provides Internet-based document exchange and e-signature solutions for the healthcare industry.

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

BASIS OF PRESENTATION

The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the financial information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Results of operations for the three-month period ended March 31, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

Certain prior period amounts have been reclassified to conform to current presentation.

These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

GOING CONCERN

The financial statements have been prepared on the assumption that the Company will continue as a going concern. The Company sustained a net loss of $372,266 for the three months ended March 31, 2009. The Company has accumulated losses through March 31, 2009 of $40,730,377 (including a non-recurring loss on early extinguishment of debt totaling $19,030,648 incurred in the fourth quarter of 2006). Cash used in operating activities for the period ended March 31, 2009 aggregated $212,719. Total liabilities at March 31, 2009 of $3,482,568 significantly exceed total assets of $126,387. The Company is unable to meet all of its short-term obligations because of shortages of cash. The Company’s continued existence depends upon the success of management’s efforts to raise additional capital necessary to meet the Company’s obligations as they come due, and to obtain sufficient capital to execute its business plan. The Company intends to obtain capital primarily through issuances of debt or equity. There can be no degree of assurance that the Company will be successful in completing additional financing transactions. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have a material adverse effect on the Company’s ability to continue as a going concern and to achieve its intended business objectives. The accompanying unaudited financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or classification of liabilities which may result from the inability of the Company to continue as a going concern.

RECENT ACCOUNTING PRONOUNCEMENT

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, IPR&D and restructuring costs. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. SFAS 141R was effective for the Company beginning January 1, 2009. The provisions of SFAS 141R will impact the Company if it is a party to a business combination after the pronouncement is adopted.

NOTE 2. SUMMARY OF SIGNFICANT ACCOUNTING PRINCIPLES

REVENUE RECOGNITION

The Company derives its revenues from the following healthcare provider sources - recurring monthly service fees, one-time training and setup fees and integration and customization services as contracted.

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”). SAB 104 generally requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the fee charged for services rendered and the collectability of those fees. Should changes in conditions cause management to determine these criteria are not met for certain sales, revenue recognized for any reporting period could be adversely affected. In instances where any one of the four criteria is not met, the Company will either defer recognition of the monthly service fees until the criteria are met or will recognize the recurring monthly service fees on a ratable basis. Recognition of revenue resulting from one-time training and set-up fees, which are billed upfront, is deferred and amortized over the life of the corresponding arrangement.

SOFTWARE AND SOFTWARE DEVELOPMENT COSTS

The Company capitalizes costs related to computer software developed or obtained for internal use in accordance with the American Institute of Certified Public Accountants Statement of Position (SOP) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” and is depreciated using the straight-line method over the estimated useful life of the software, generally two years. At March 31, 2009, capitalized software development costs totaled $235,750, less accumulated amortization of $222,052 and is included in property and equipment in the accompanying balance sheet. No software development costs were incurred or capitalized during the three month period ended March 31, 2009.

LONG-LIVED ASSETS

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. The Company provides for depreciation of property and equipment using the straight-line method over the estimated useful lives of the depreciable assets ranging from two to five years. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. Depreciation expense for the three months ended March 31, 2009 and 2008 was $15,575 and $15,182, respectively.

STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment”,(“SFAS No. 123R”). SFAS No.123R requires that all share-based payments to employees, including the grant of employee stock options, be recognized in the income statement based on their fair values less estimated forfeitures. Compensation cost is recognized over the award’s requisite service period. The Company grants newly issued shares of common stock upon exercise of stock options.

STOCK-BASED COMPENSATION (Continued)

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123R and Emerging Issues Task Force (EITF) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty’s performance is complete or the date on which it is probable that performance will occur.

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

The Company granted 480,000 options under the 2008 Plan on July 29, 2008 at an exercise price of $0.75 per share of which 310,000 options vested immediately and 170,000 options will vest ratably over a two year period (24 months). On August 12, 2008, the Company granted an additional 10,000 options under the 2008 Plan at an exercise price of $1.01. These options will vest ratably over a two year period (24 months). On October 1, 2008, the Company granted an additional 10,000 options under the 2008 Plan at an exercise price of $0.30. These options will vest ratably over a two year period (24 months). Due to the resignation of one member of the Board of Directors on November 16, 2008, a total of 10,000 vested options were cancelled on February 16, 2009. Due to an employee who left the Company on October 31, 2008 a total of 21,875 unvested options were forfeited on that date and on January 31, 2009 a total of 3,125 options were cancelled. An additional employee left the Company on January 28, 2009 and as a result 7,500 unvested options were forfeited on that date.

At March 31, 2009, under the 2008 Plan, the Company had 457,500 options outstanding of which 353,333 were exercisable.

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

The Company granted 420,834 options under the 2007 Plan on August 15, 2007 at an exercise price of $0.80 per share of which 410,834 options vested immediately and 833 options vested between August 15, 2007 and November 15, 2007. Due to an employee who left the Company on November 15, 2007, 9,167 options were forfeited and on February 15, 2008, 833 options were cancelled. On February 22, 2008, the Company granted an additional 10,000 options under the 2007 Plan at an exercise price of $1.25. Those options vested immediately. On January 31, 2009, 56,667 vested options were cancelled due to an employee who left the Company on October 31, 2008.

At March 31, 2009, under the 2007 Plan, the Company had 364,167 options outstanding, all of which were exercisable.

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

At March 31, 2009, under the 2004 Plan, the Company had 1,250 options outstanding, all of which were exercisable.

For the three months ended March 31, 2009 and 2008, the compensation expense associated with stock options was $14,211 and $12,356, respectively.

STOCK-BASED COMPENSATION (Continued)

The following tables summarize the activity under all stock option plans for the three months ended March 31, 2009:

	2008 Stock Option Plan

	Three Months Ended March 31, 2009

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2009	478,125	$0.75	9.59 years	$—

Granted	—	$—	— years
Exercised	—	$—	— years
Cancelled	(13,125)	$0.75	— years
Forfeitures	(7,500)	$0.75	— years

Outstanding at March 31, 2009	457,500	$0.74	9.34 years	$—

Vested and expected to vest at March 31, 2009	457,500	$0.74	9.34 years	$—
Options exercisable at March 31, 2009	353,333	$0.74	9.34 years	$—

	2007 Stock Option Plan

	Three Months Ended March 31, 2009

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2009	420,834	$0.81	8.62 years	$—

Granted	—	$—	— years
Exercised	—	$—	— years
Cancelled	(56,667)	$0.81	— years
Forfeitures	—	$—	— years

Outstanding at March 31, 2009	364,167	$0.81	8.35 years	$—

Vested and expected to vest at March 31, 2009	364,167	$0.81	8.35 years	$—
Options exercisable at March 31, 2009	364,167	$0.81	8.35 years	$—

	2004 Stock Option Plan

	Three Months Ended March 31, 2009

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2009	1,250	$200.00	5.92 years	$—

Granted	—	$—	— years
Exercised	—	$—	— years
Cancelled	—	$—	— years
Forfeitures	—	$—	— years

Outstanding at March 31, 2009	1,250	$200.00	5.67 years	$—

Vested and expected to vest at March 31, 2009	1,250	$200.00	5.67 years	$—
Options exercisable at March 31, 2009	1,250	$200.00	5.67 years	$—

The aggregate intrinsic value which is $0 at March 31, 2009 is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock, $0.07 at March 31, 2009.

The Company calculates the fair value of each option award on the date of grant using the Black-Scholes option-pricing model. There were no new options granted under any of the stock option plans during the three months ended March 31, 2009.

As of March 31, 2009 there was $73,825 in total unrecognized compensation costs related to unvested options

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

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. The Company’s most significant estimates relate to fair value of stock based compensation, software services revenue recognition, capitalization of software development costs and depreciation of fixed assets. Actual results could differ from these estimates.

INCOME TAXES

Deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between financial statement carrying amounts and the tax bases of existing assets and liabilities. Under the asset and liability method, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the payable or refund for the period plus or minus the change during the period in deferred tax assets and liabilities.

LOSS PER COMMON SHARE

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding for the period. Common stock equivalents for the three month periods ended March 31, 2009 and 2008 totaling 1,427,189 and 962,209, respectively, have been excluded from the computation since such inclusion would have an anti-dilutive effect.

NOTE 3. NOTES PAYABLE

Notes payable at March 31, 2009 and December 31, 2008 consist of the following:

	2009		2008

	Short Term	Long Term	Short Term	Long Term

Note payable to Phoebe Holdings, Inc. at 7.5%, unsecured. Note is in default as of May 1, 2005. Interest rate increased to 9.5% after default.	$63,500	$—	$63,500	$—

Related party note payable bearing interest at 6%, unsecured. Note is in default as of December 3, 2008.	75,000	—	75,000	—

Related party note payable bearing interest at 6%, unsecured. Principal and interest due August 17, 2009	25,003	—	—	—

Bridge Financing Summary

Convertible bridge notes payable bearing interest at 7.5%, including $122,500 to related parties, unsecured. Principal and interest due December, 2009	187,500	—	187,500	—

Convertible bridge notes payable bearing interest at 7.5%, including $62,500 to related parties, unsecured. Principal and interest due January, 2010	62,500		—	62,500

Convertible bridge notes payable bearing interest at 7.5%, including $167,000 to related parties, unsecured. Principal and interest due February, 2010	250,500		—	250,500

Convertible bridge notes payable bearing interest at 7.5%, including $50,000 to related parties, unsecured. Principal and interest due April, 2010	—	82,500	—	82,500

Convertible bridge notes payable bearing interest at 7.5%, including $25,000 to related parties, unsecured. Principal and interest due May, 2010	—	55,000	—	55,000

Bridge notes payable bearing interest at 9%, including $935,984 to related parties, unsecured. Principal and interest due December 31, 2009	1,965,000	—	1,965,000	—

Bridge notes payable bearing interest at 8%, including $210,000 to related parties, unsecured. Principal and interest converted to common stock in 2009.	—	—	250,000	—

	$2,629,003	$137,500	$2,541,000	$450,500
Less: unamortized debt discount	(71,520)	(33,516)	(54,284)	(106,369)

Total notes payable	$2,557,483	$103,984	$2,486,716	$344,131

NOTE 3. NOTES PAYABLE (Continued)

Bridge Financing Summary – Notes Payable Issued January 2009 through March 2009

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

From January 1, 2009 through March 31, 2009 the Company received a total of $50,000 in gross proceeds from the New Notes. In addition, the Company issued 50,000 shares of common stock to the participating investors. These shares were valued at $0.10 per share based on the fair value of the Company’s common stock on the date of issuance resulting in a total fair value of $5,000. The Company allocated the proceeds received between the notes payable and the shares of common stock issued based on their relative fair values at the date of issuance. Based on the relative fair value calculations, the Company allocated $4,545 of the $50,000 in proceeds to the shares of common stock issued and the remaining $45,455 to the notes payable. The debt discount amount of $4,545 is being amortized as a component of interest expense over the life of the notes (eleven months).

From October 1, 2008 through March 31, 2009 the Company received a total of $300,000 in gross proceeds from the New Notes. In addition, the Company issued 300,000 shares of common stock to the participating investors. These shares were valued at a range of $0.10 to $0.30 per share based on the fair value of the Company’s common stock on the date of issuance resulting in a total fair value of $40,500. The Company allocated the proceeds received between the notes payable and the shares of common stock issued based on their relative fair values at the date of issuance. Based on the relative fair value calculations, the Company allocated $34,661 of the $300,000 in proceeds to the shares of common stock issued and the remaining $265,339 to the notes payable. The debt discount amount of $34,661 was being amortized as a component of interest expense over the life of the notes (eleven to fifteen months).

Effective February 1, 2009 the Company made an offer to the holders of the New Notes, representing $300,000 in principal amount outstanding, to convert the New Notes to shares of the Company’s common stock at a rate of one share of common stock to be issued for each $0.10 in principal amount converted for a total of up to 3,000,000 shares of common stock to be issued (the “Offer”). On February 1, 2009, the date of the Offer, the holders of the New Notes, twelve note holders in total, owned 59.5% of the outstanding common stock of the Company. As of March 4, 2009, the Company had received signed consents from the twelve New Note holders consenting to the conversion offer representing the entire $300,000 in principal amount outstanding. As of the date of conversion of the individual New Notes, which occurred between February 17, 2009 and March 4, 2009, the Company had accrued interest totaling $5,600. Payment of this accrued interest was waived by the consenting note holders. In addition, the Company had amortized $8,029 of the debt discount on the New Notes which originally totaled $34,661; therefore the unamortized debt discount on the New Notes totaled $26,631 as of the date of the conversion of the individual New Notes. The Company accounted for this conversion of New Notes into 3,000,000 shares of common stock as a capital contribution by the twelve note holders, who owned 59.5% of the outstanding common stock of the Company on the Offer date, February 1, 2009 and who owned 72.1% of the outstanding common stock of the Company on March 31, 2009.

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

NOTE 3. NOTES PAYABLE (Continued)

As of March 31, 2009, the Company has received a total of $1,965,000 in gross proceeds from issuance of notes payable in the Financing and the Extension. In addition, the Company has issued 786,000 shares of common stock to the participating investors. These shares were valued at a range of $0.51 to $6.00 per share based on the fair value of the Company’s common stock on the date of issuance resulting in a total fair value of $3,359,636. The Company allocated the proceeds received between the notes payable and the shares of common stock issued based on the relative fair values at the date of issuance. Based on the relative fair value calculations, the Company allocated $693,260 of the $1,965,000 in proceeds to the shares of common stock issued and the remaining $1,271,740 to the notes payable. The debt discount amount of $693,260 has been fully amortized as a component of interest expense over the original life of the notes.

In November 2008, the Company notified the holders of the Notes Payable issued in the Financing and the Extension, totaling $1,965,000 in principal amount of the 6% notes payable, initially due December 31, 2008, that it was exercising its option to extend the maturity date one year to December 31, 2009. Effective January 1, 2009, the interest rate on these notes increased to 9% per annum.

Bridge Financing Summary – Funding Received December 2006 through May 2007

At March 31, 2009, the Company has $638,000 in outstanding two year 6% convertible bridge notes payable (convertible to common stock at a rate of $2.50 per share for a total of up to 255,200 shares to be issued), for which the Company has issued 255,200 warrants to purchase common stock at $5.00 per share. These warrants were valued at a range of $5.91 to $29.91 per warrant resulting in a total fair value of $3,249,819. The Company allocated the proceeds received between the notes payable and the detachable warrants based on the relative fair values at the date of issuance. Based on the relative fair value calculations, the Company allocated $512,817 of the $638,000 in proceeds to the detachable warrants and the remaining $125,183 to the notes payable. The notes also contained a conversion feature allowing the note holders to convert the notes into common shares at a conversion price of $2.50 per share. The Company calculated a beneficial conversion feature in the amount of $3,146,817; however, the value of the beneficial conversion feature may not exceed the proceeds allocated to the notes payable under the relative fair value calculations. As a result, the value of the beneficial conversion feature is limited to $125,183, which is the amount of the proceeds allocated to notes payable. The debt discount amount of $638,000 ($512,817 related to the fair value of the warrants and $125,183 related to the beneficial conversion feature) was being amortized as a component of interest expense over the original life of the notes (twenty-four months).

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

As of March 31, 2009, the Company is in default on the principal amount of $63,500 in an unsecured note payable and $75,000 in an unsecured related party note payable. The related party waived the Company’s non-compliance with the terms of the note as of March 31, 2009.

On February 17, 2009 the Company issued a six-month, 6% unsecured note totaling $25,003 to a related party.

On February 25, 2009, the Company received a short-term operating advance from a related party in the amount of $25,000. A portion of this related-party advance was repaid on March 30, 2009. As of March 31, 2009 the outstanding balance on the short-term, related party operating advance is $5,000.

NOTE 3. NOTES PAYABLE (Continued)

Future maturities of notes payable at March 31, 2009 are as follows:

2009	$2,629,003
2010	137,500

Total	$2,766,503

NOTE 4. SHAREHOLDERS’ DEFICIT

During the three months ended March 31, 2009, in conjunction with $50,000 in gross proceeds from issuance of notes payable (the “New Notes”), the Company issued 50,000 shares of common stock to the participating investors (see Note 3 for additional information).

Effective February 1, 2009 the Company made an offer to the holders of the New Notes, representing $300,000 in principal amount outstanding, to convert the New Notes to shares of the Company’s common stock at a rate of one share of common stock to be issued for each $0.10 in principal amount converted for a total of up to 3,000,000 shares of common stock to be issued (the “Offer”). On February 1, 2009, the date of the Offer, the holders of the New Notes, twelve note holders in total, owned 59.5% of the outstanding common stock of the Company. As of March 4, 2009, the Company had received signed consents from the twelve New Note holders consenting to the conversion offer representing the entire $300,000 in principal amount outstanding and waiving the accrued interest on the New Notes, through the conversion dates that totaled $5,600. The Company accounted for this conversion of New Notes into 3,000,000 shares of common stock as a capital contribution by the twelve note holders, who owned 59.5% of the outstanding common stock of the Company on the Offer date, February 1, 2009 and who owned 72.1% of the outstanding common stock of the Company on March 31, 2009 (see Note 3 for additional information). The net carrying amount of the debt plus accrued interest on the date of conversion totaled $278,969 and approximated the fair value of the 3,000,000 shares issued in conversion of the New Notes, based on the closing market price of the stock issued on the date of conversion.

Effective February 1, 2009 the Company commenced a $400,000 fund raise (the “Fund Raise”) to provide the Company with additional working capital through an offering of its common stock to qualified investors, at a price of $0.10 per share for up to 4,000,000 shares of common stock to be issued if the entire $400,000 in funds is raised. From February 1, 2009 through March 31, 2009, the Company raised a total of $130,730 in funds from its Fund Raise and the Company issued 1,307,304 shares of common stock to the participating investors. Of the 1,307,304 shares issued in the Fund Raise, 1,182,304 shares were issued to investors who owned shares of common stock of the Company prior to the Fund Raise and 125,000 shares were issued to an investor who was not an owner of common stock of the Company prior to the Fund Raise.

NOTE 5. ACCRUED PAYROLL TAXES

At March 31, 2009, the Company owes $140,722 in accrued payroll taxes and $68,363 in related penalties and interest, the majority of which is related to taxes owed from calendar year 2005. These amounts are classified as follows on the accompanying balance sheet:

	Current	Non-Current	Total

Accrued payroll taxes	$106,297	$34,425	$140,722
Penalties and interest	45,878	22,485	68,363

Total	$152,175	$56,910	$209,085

The Company received a Notice of Federal Tax Lien by the Internal Revenue Service (IRS) dated May 24, 2006 (“Lien”). The Lien was filed with the Secretary of State in Texas. The Lien is in favor of the United States on all property and rights to property belonging to the Company for the amount of these taxes, and additional penalties, interest, and costs that may accrue. The Lien will remain in place until such time that the Company pays its obligations in full to the IRS. On March 1, 2007 the Company commenced an IRS-approved five year monthly payment plan to pay a majority of the delinquent payroll taxes and related interest and penalties totaling $111,697 at March 31, 2009. The Company will make monthly payments of $5,000 over the course of the five year plan.

NOTE 5. ACCRUED PAYROLL TAXES (Continued)

On March 27, 2009 the Company received an “Inquiry Regarding Records” from the Employment Development Department of the State of California (“EDD”) related to information requested for the EDD to commence an audit of the Company’s payroll history in the State of California from July 1, 2003 through March 31, 2009. The EDD audit was completed and the Company received a Proposed Notice of Assessment on April 8, 2009 in the amount of $65,537, including $50,929 for withholding taxes, unemployment insurance, employment training taxes and disability insurance and $14,608 in additional penalties and interest due to the state of California related to payroll periods from July 1, 2003 through March 31, 2009. In accordance with the Proposed Notice of Assessment, the Company accrued an additional $6,907 in penalties and interest at March 31, 2009. At March 31, 2009, the Company has accrued a total of $65,537 for amounts owed to the EDD. The Company is currently working with the EDD to commence an installment payment agreement for the total amounts owed, in which the Company will make an approximate 10% payment at the beginning of the installment agreement period, of $7,000, and the remainder of the amounts owed would be paid on a twenty four month installment agreement of approximately $2,600 per month. The Company anticipates the installment agreement will commence in May, 2009. As of the date of this filing the installment agreement has not commenced. The total amounts owed to the EDD are classified as a current liability in the accompanying balance sheet. The EDD has informed the Company that upon approval of the installment agreement a Notice of State Tax Lien will be filed for the outstanding liabilities.

NOTE 6. SUBSEQUENT EVENTS

From April 1, 2009 through May 14, 2009 the Company raised an additional $101,696 in funds from its Fund Raise and the Company issued an additional 1,016,960 shares of common stock to the participating investors, all of whom previously owned shares of common stock of the Company. As of May 14, 2009 the Company has a total of 7,690,712 shares of common stock issued and outstanding.

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

OVERVIEW

SecureCare Technologies, Inc. (the “Company”) provides Internet-based document exchange and e-signature solutions for the healthcare industry.

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

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”). SAB 104 generally requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the fee charged for services rendered and the collectability of those fees. Should changes in conditions cause management to determine these criteria are not met for certain sales, revenue recognized for any reporting period could be adversely affected. In instances where any one of the four criteria is not met, the Company will either defer recognition of the monthly service fees until the criteria are met or will recognize the recurring monthly service fees on a ratable basis. Recognition of revenue resulting from one-time training and set-up fees, which are billed upfront, is deferred and amortized over the life of the corresponding arrangements.

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

LONG-LIVED ASSETS

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment”, (“SFAS No. 123R”). SFAS No.123R requires that all share-based payments to employees, including the grant of employee stock options, be recognized in the income statement based on their fair values less estimated forfeitures. Compensation cost is recognized over the award’s requisite service period. The Company grants newly issued shares of common stock upon exercise of stock options.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123R and Emerging Issues Task Force (EITF) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty’s performance is complete or the date on which it is probable that performance will occur.

RESULTS OF OPERATIONS

Three months ended March 31, 2009 compared to three months ended March 31, 2008:

Revenues for the three months ended March 31, 2009 were $63,050 compared to $36,754 for the three months ended March 31, 2008. This 72% increase in sales is primarily attributed to revenue from the Company’s new flagship product, Sfax™. The Company launched Sfax, with its initial functionality in October of 2007. The Company completed significant functionality upgrades in February of 2008 with the addition of the Digital Signature and annotation features. In March of 2008 the Company completed development of its web service integration tools to provide its channel partners, health care information technology (HIT) companies and software vendors, with a simple, rapid and cost-effective method of integrating Sfax into any application architecture.

Costs of revenues were $31,776 for the three months ended March 31, 2009 compared to $24,588 for the three months ended March 31, 2008. This 29% increase is primarily attributable to Telco infrastructure and related costs associated with growth in the Company’s Sfax product, coupled with a one-time Telco-related expense credit that was received in the first quarter of 2008.

Selling, general and administrative expenses were $308,901 for the three months ended March 31, 2009 compared to $487,631 for the three months ended March 31, 2008. This 37% decrease in expense was primarily attributable to a series of cost reduction actions the Company instituted in mid-2008 that focused on conserving its available cash without sacrificing its revenue growth-related investments. People and people-related expenses decreased approximately $111,000 primarily due to lower salaries and wages of $41,000 resulting from fewer employees in 2009, lower human resource consulting fees of $26,000 due to placement fees paid in 2008 for new employees hired, lower penalties and interest on employment taxes owed of $21,000 and lower travel and entertainment expenses of $20,000. Investor and public relations expenses decreased $20,900 in 2009 as a result of the Company terminating these services in mid-2008. Professional fees, including legal, audit and taxation services and SOX compliance consulting services decreased $27,800 in 2009, primarily due to the one-time SOX 404 internal control compliance documentation and related costs incurred in the first quarter of 2009. Occupancy costs were $14,900 lower in 2009 resulting from lower property taxes paid after the Company was successful in getting the assessed value of the Company’s property base lowered by the property tax authorities. Marketing and related costs were $3,800 lower in 2009. All other corporate general and administrative expenses were $8,400 lower. Offsetting these lower expenses was a non-recurring credit in the first quarter of 2008 for statutory accounts payable adjustments made totaling $10,400.

Interest expense for the three months ended March 31, 2009 was $94,640 compared to $202,146 for the same period in 2008. Debt discount amortization in 2009 was $138,296 lower than 2008 as the majority of the debt discount associated with the issuance of notes payable from December 2006 through December 2008 has been amortized, in accordance with the life of the notes. The issuance of notes payable in 2008 and in the first quarter of 2009 coupled with an increase in the stated interest rate on certain portions of the Company’s outstanding debt contributed to an increase in interest expense in 2009 of $31,478 (see Note 3 for additional information).

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows used in operating activities for the three-month period ended March 31, 2009 totaled $212,719. Net cash flows used in operating activities for the three-month period ended March 31, 2008 was $458,362. The decrease was primarily attributable to a series of cost reduction actions the Company instituted in mid-2008 that focused on conserving its available cash without sacrificing its revenue growth-related investments, coupled with the favorable effects of increases in accounts payable trade and accrued liabilities.

Cash flows used in investing activities totaled $10,450 and $6,987 for the three months ended March 31, 2009 and 2008, respectively, and consisted entirely of capitalized expenditures.

Net cash provided by financing activities was $210,733 for the three months ended March 31,2009 and consisted of proceeds from the issuance of notes payable, proceeds from a related-party advance and proceeds from the sale of the Company’s common stock, partially offset by a partial repayment of the related-party advance. Net cash provided by financing activities was $355,630 for the three months ended March 31, 2008 and consisted entirely of proceeds from the issuance of notes payable.

The Company has limited cash resources and intends to raise additional capital through the issuance of debt or equity in order to sustain operations. The Company believes the additional capital will allow it to continue its marketing efforts in its core products and develop and add new functional enhancements to the browser-based versions of its products. The availability of cash through such resources is not assured and if the Company is not able to raise enough cash, the Company might be forced to limit its operations and marketing activities, or ultimately cease operations.

LIQUIDITY AND CAPITAL RESOURCES (Continued)

The financial statements have been prepared on the assumption that the Company will continue as a going concern. The Company sustained a net loss of $372,266 for the three months ended March 31, 2009. The Company has accumulated losses through March 31, 2009 of $40,730,377 (including a non-recurring loss on early extinguishment of debt totaling $19,030,648 incurred in the fourth quarter of 2006). Cash used in operating activities for the period ended March 31, 2009 aggregated $212,719. Total liabilities at March 31, 2009 of $3,482,568 significantly exceed total assets of $126,387. The Company is unable to meet all of its short-term obligations because of shortages of cash. The Company’s continued existence depends upon the success of management’s efforts to raise additional capital necessary to meet the Company’s obligations as they come due, and to obtain sufficient capital to execute its business plan. The Company intends to obtain capital primarily through issuances of debt or equity. There can be no degree of assurance that the Company will be successful in completing additional financing transactions. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have a material adverse effect on the Company’s ability to continue as a going concern and to achieve its intended business objectives. The accompanying unaudited financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or classification of liabilities which may result from the inability of the Company to continue as a going concern.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

From January 1, 2009 through March 31, 2009 the Company issued $16,300 in 8% notes payable initially due December 31, 2009 and these notes had attached shares of the Company’s common stock totaling 16,300 shares in accordance with the terms and conditions of the New Notes to parties classified as related parties at March 31, 2009 (see Note 3 for additional information related to the New Notes).

From October 1, 2008 through March 31, 2009 the Company issued a total of $226,300 in 8% notes payable initially due December 31, 2009 and the notes had attached shares of the Company’s common stock totaling 226,300 shares in accordance with the terms and conditions of the New Notes to parties classified as related parties at March 31, 2009.

Effective February 1, 2009 the Company made an offer to the holders of the New Notes, representing a total of $300,000 in principal amount outstanding, including $226,300 to related parties, to convert the New Notes to shares of the Company’s common stock at a rate of one share of common stock to be issued for each $0.10 in principal amount converted for a total of up to 3,000,000 shares of common stock to be issued, including 2,263,000 to be issued to the related parties (the “Offer”). On February 1, 2009, the date of the Offer, the holders of the New Notes, twelve note holders in total, six of whom are classified as related parties, owned 59.5% of the outstanding common stock of the Company. As of March 4, 2009, the Company had received signed consents from the twelve New Note holders consenting to the conversion offer representing the entire $300,000 in principal amount outstanding. The Company accounted for this conversion of New Notes into 3,000,000 shares of common stock (2,263,000 shares issued to related parties) as a capital contribution by the twelve note holders, who owned 59.5% of the outstanding common stock of the Company on the Offer date, February 1, 2009 and who owned 72.1% of the outstanding common stock of the Company on March 31, 2009.

At March 31, 2009, the Company has outstanding $1,462,987 in related party notes payable, including $50,000 payable to Joseph Larter, Director, $293,510 payable to entities in which Joseph Larter, Director, exercises a direct control and $50,000 payable to Dennis Nasto, Chief Executive Officer and Director.

A total of $427,000 of these related party notes payable were initially issued as two year, 6% convertible bridge notes (convertible to common stock at a rate of $2.50 per share for a total of up to 170,800 shares to be issued), for which the Company issued 170,800 warrants to purchase common stock at $5.00 per share. These related party notes initially began maturing in December of 2008 through May of 2009. On August 6, 2008, the Board of Directors approved a Note Extension Terms and Conditions Offer (the “Offer”), to the note holders who have invested in this financing, totaling $638,000 in principal amount ($427,000 to related parties) between December 2006 and May 2007 (the “Notes”). The Notes and the related accrued interest originally matured between December 2008 and May 2009; however, the Offer included a one-year extension of the maturity date of the Notes. In exchange for agreeing to the one-year extension the Note holders were offered an increased interest rate from 6% to 7.5% during the extension period, a re-pricing of the stock purchase warrants sold in connection with the Notes from $5.00 per share to $2.50 per share, and the Offer granted the Note holders the right, exercisable at their sole discretion, to receive common stock at a price of $1.50 per share in lieu of accrued interest at the extended maturity date (representing a total of up to 45,380 related party shares of common stock to be issued). As of September 30, 2008 the Company had received written consents to the Offer from Note holders representing the entire $638,000 in principal amount ($427,000 to related parties) of notes outstanding.

A total of $935,984 of these related party notes payable are 6% notes payable initially due December 31, 2008 with principal and interest payable at maturity and these notes had attached shares of the Company’s common stock totaling 374,394 shares in accordance with the terms and conditions of the notes. In November of 2008, the Company notified the related party holders of the $935,984 in principal amount of the 6% notes payable, initially due December 31, 2008, that it was exercising its option to extend the maturity date one year to December 31, 2009. Effective January 1, 2009, the interest rate on these notes increased to 9% per annum.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS (Continued)

At March 31, 2009 the Company has outstanding a $75,000 six month 6% unsecured note payable to a related party. Principal and accrued interest on this note, totaling $78,708 at March 31, 2009, was initially due December 3, 2008. At December 31, 2008 the Company was in default on the note. The holder of the note waived the Company’s non-compliance with the terms of the note as of March 31, 2009.

At March 31, 2009 the Company has outstanding a $25,003 six month 6% unsecured note payable to a related party. Principal and interest on this note is due August 17, 2009.

At March 31, 2009, the Company has $127,669 in accrued interest due on the notes payable to related parties.

Effective February 1, 2009 the Company commenced a $400,000 fund raise to provide the Company with additional working capital through an offering of its common stock to qualified investors, at a price of $0.10 per share for up to 4,000,000 shares of common stock to be issued if the entire $400,000 in funds is raised. From February 1, 2009 through March 31, 2009, the Company raised a total of $130,734 in funds from its Fund Raise, including $67,655 from parties classified as related parties at March 31, 2009 and the Company issued 1,307,304 shares of common stock to the participating investors, including 676,550 shares issued to related parties. Of the 1,307,304 shares issued in the Fund Raise, 1,182,304 shares were issued to investors who owned shares of common stock of the Company prior to the Fund Raise and 125,000 shares were issued to an investor who was not an owner of common stock of the Company prior to the Fund Raise.

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

As of March 31, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

a)    EXHIBITS

4.1   Form of 8% Promissory Note, initially due December 31, 2009 (1)

4.2   Bridge Financing Form of Subscription Agreement Effective October 1, 2008 (1)

4.3   Form of 6%, 6 Month Promissory Note issued February 17, 2009

4.4   Form of Subscription Agreement for Exchange Offer (2)

4.5   Form of Subscription Agreement for Stock Offer (2)

4.6   Form of Revised Subscription Agreement for Stock Offer (3)

31.1   Certifications of the Chief Executive Officer pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2   Certifications of the Chief Financial Officer pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1   Certifications of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2   Certifications of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)   Incorporated by reference to the Company’s Annual Report 10-K for the year-ended December 31, 2008.

(2)   Incorporated by reference to the Company’s Form 8-K dated February 17, 2009 and filed with the Commission on February 23, 2009

(3)   Incorporated by reference to the Company’s Form 8-K dated April 30, 2009 and filed with the Commission on May 4, 2009

b)    REPORTS ON FORM 8-K

On May 4, 2009 the Company filed a Form 8-K, dated April 30, 2009 reporting under Item 3.02 “Unregistered Sales of Equity Securities” that the Company had sold an aggregate of more than 5% of its previously reported issued and outstanding shares of common stock

On April 2, 2009 the Company filed a Form 8-K, dated March 30, 2009 reporting under Item 3.02 “Unregistered Sales of Equity Securities” that the Company had sold an aggregate of more than 5% of its previously reported issued and outstanding shares of common stock

On March 5, 2009 the Company filed a Form 8-K, dated February 27, 2009 reporting under Item 3.02 “Unregistered Sales of Equity Securities” that the Company had sold an aggregate of more than 5% of its previously reported issued and outstanding shares of common stock

On February 23, 2009 the Company filed a Form 8-K, dated February 17, 2009 reporting under Item 3.02 “Unregistered Sales of Equity Securities” that the Company had sold an aggregate of more than 5% of its previously reported issued and outstanding shares of common stock

SIGNATURES

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

Date: May 14, 2009