Form 10-Q
period 2009-06-30
SECURECARE TECHNOLOGIES INC
filed 2009-08-14
CIK 18530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to ___________

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

As of June 30, 2009, 8,440,712 shares of common stock, par value $.001 per share, were outstanding, of which 4,570,829 shares were held by non-affiliates.

SECURECARE TECHNOLOGIES, INC.
FORM 10-Q
CONTENTS

SECURECARE TECHNOLOGIES, INC.
 BALANCE SHEETS
June 30, 2009 (Unaudited) and December 31, 2008

	June 30, 2009	December 31, 2008

	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$11,196	$39,594
Accounts receivable - trade, net of allowance for doubtful accounts of $995 at June 30, 2009 and December 31, 2008	29,515	18,986
Prepaid expenses	27,520	21,196

Total current assets	68,231	79,776

Property and equipment, net of accumulated depreciation of $392,801 and $362,202, respectively	35,294	55,444
Deposits	—	13,192

Total assets	$103,525	$148,412

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities
Current portion of notes payable (including $1,066,323 and $956,820 to related parties, respectively), net of debt discount of $75,293 and $54,284, respectively	$2,761,210	$2,486,716
Related party advance	5,000	—
Accounts payable - trade	130,767	129,196
Accrued payroll	187,170	181,752
Accrued payroll taxes, penalties and interest - current	123,683	131,987
Deferred revenue	1,451	13,148
Accrued interest, including $107,593 and $66,279 to related parties, respectively	313,457	198,504
Other accrued liabilities	5,826	4,432

Total current liabilities	3,528,564	3,145,735

Notes payable (including $204,500 to related parties), less current portion and net of debt discount of $106,369	—	344,131

Non-current accrued payroll taxes, penalties and interest	78,463	70,916

Total liabilities	3,607,027	3,560,782

Commitments and Contingencies (Note 2)

Shareholders’ deficit
Preferred stock - $0.001 par value; 15,000,000 shares authorized, Series A convertible preferred stock - 1,575,000 shares issued and outstanding (liquidation value of $1,575,000)	1,575	1,575
Series B convertible preferred stock - 768,183 shares issued and outstanding (liquidation value of $845,001)	768	768
Common stock - $0.001 par value; 50,000,000 shares authorized,8,440,712 and 2,316,448 shares issued and outstanding, respectively	8,441	2,316
Additional paid-in capital	37,553,780	36,941,082
Accumulated deficit	(41,068,066)	(40,358,111)

Total shareholders’ deficit	(3,503,502)	(3,412,370)

Total liabilities and shareholders’ deficit	$103,525	$148,412

See accompanying notes to condensed financial statements.

SECURECARE TECHNOLOGIES, INC.
 STATEMENTS OF OPERATIONS (UNAUDITED)
For the Three Months Ended June 30, 2009 and 2008

	2009	2008

Revenues	$72,324	$39,064

Operating expenses
Cost of revenues	35,893	30,621
Selling, general and administrative	295,243	356,800

Operating loss	(258,812)	(348,357)

Other income (expense)
Other income	10,658	244
Interest expense (including $21,299 and $13,510 to related parties, respectively)	(89,535)	(257,017)

Net loss	$(337,689)	$(605,130)

Net loss per common share - basic and diluted	$(0.04)	$(0.31)

Weighted average number of common shares outstanding - basic and diluted	7,561,216	1,929,470

See accompanying notes to condensed financial statements.

SECURECARE TECHNOLOGIES, INC.
 STATEMENTS OF OPERATIONS (UNAUDITED)
For the Six Months Ended June 30, 2009 and 2008

	2009	2008

Revenues	$135,374	$75,819

Operating expenses
Cost of revenues	67,669	55,210
Selling, general and administrative	604,143	854,831

Operating loss	(536,438)	(834,222)

Other income (expense)
Other income	10,658	10,805
Interest expense (including $41,314 and $23,722 to related parties, respectively)	(184,175)	(459,163)

Net loss	$(709,955)	$(1,282,580)

Net loss per common share - basic and diluted	$(0.12)	$(0.70)

Weighted average number of common shares outstanding - basic and diluted	5,729,450	1,820,330

See accompanying notes to condensed financial statements.

SECURECARE TECHNOLOGIES, INC.
 STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Six Months Ended June 30, 2009 and 2008

	2009	2008

Cash flows from operating activities
Net loss	$(709,955)	$(1,282,580)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	30,599	30,363
Bad debt expense	—	442
Stock compensation expense	27,882	12,356
Amortization of debt discount	63,273	390,056
Increases and decreases in operating assets and liabilities:
Accounts receivable - trade	(10,529)	9,851
Prepaid expenses	(6,324)	4,101
Deposits	13,192	(20,552)
Deferred revenue	(11,697)	10,386
Accounts payable - trade	1,571	(66,666)
Accrued liabilities	126,610	34,941

Cash flows used in operating activities	(475,378)	(877,302)

Cash flows used in investing activities Capital expenditures	(10,449)	(6,987)

Cash flows from financing activities
Proceeds from related party advance	25,000	—
Payments on related party advance	(20,000)	—
Payments of notes payable	—	(50,000)
Proceeds from common stock sale	307,426	—
Proceeds from related party notes payable	95,003	75,000
Proceeds from bridge financing allocated to notes payable	45,455	669,857
Proceeds from bridge financing allocated to common stock	4,545	257,437

Cash flows provided by financing activities	457,429	952,294

Net decrease in cash and cash equivalents	(28,398)	68,005

Cash and cash equivalents, beginning of period	39,594	161,680

Cash and cash equivalents, end of period	$11,196	$229,685

Supplemental disclosures for cash flow information:

Interest paid	$—	$13,304

Supplemental non-cash financing activity:

Conversion of notes payable and accrued interest to common stock	$278,969	$—

See accompanying notes to condensed financial statements.

SECURECARE TECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

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

The Company’s Internet-based Sfax™ with Digital Signature and annotation features is a HIPAA-ready (Health Insurance Portability and Accountability Act) electronic fax solution that is 100 percent dedicated to the healthcare industry. It provides a complete log and audit trail for all fax documents and completely eliminates the manual paper processing of fax documents. Sfax™ is distributed to end-users through the Company’s network of health care software vendors and value-added resellers and is sold as an easily integrated, add-on module to existing health care applications or as a stand-alone solution.

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

BASIS OF PRESENTATION

The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the financial information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Results of operations for the three and six months ended June 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

Certain prior period amounts have been reclassified to conform to current presentation.

These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

SECURECARE TECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

GOING CONCERN

The financial statements have been prepared on the assumption that the Company will continue as a going concern. The Company sustained a net loss of $709,955 for the six months ended June 30, 2009. The Company has accumulated losses through June 30, 2009 of $41,068,066 (including a non-recurring loss on early extinguishment of debt totaling $19,030,648 incurred in the fourth quarter of 2006). Cash used in operating activities for the six month period ended June 30, 2009 aggregated $475,378. Total liabilities at June 30, 2009 of $3,607,027 significantly exceed total assets of $103,525. The Company is unable to meet all of its short-term obligations because of shortages of cash. The Company’s continued existence depends upon the success of management’s efforts to raise additional capital necessary to meet the Company’s obligations as they come due, and to obtain sufficient capital to execute its business plan. The Company intends to obtain capital primarily through issuances of debt or equity. There can be no degree of assurance that the Company will be successful in completing additional financing transactions. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have a material adverse effect on the Company’s ability to continue as a going concern and to achieve its intended business objectives. The accompanying unaudited financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or classification of liabilities which may result from the inability of the Company to continue as a going concern.

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

In June 2009, the Financial Accounting Standards Board (“FASB”) approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), will be superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. The Codification does not change GAAP, but instead introduces a new structure that will combine all authoritative standards into a comprehensive, topically organized online database. The Codification will be effective for interim or annual periods ending after September 15, 2009, and will impact the Company’s financial statement disclosures beginning with the quarter ending September 30, 2009 as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There will be no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued (“subsequent events”). SFAS 165 requires disclosure of the date through which the entity has evaluated subsequent events and the basis for that date. For public entities, this is the date the financial statements are issued. SFAS 165 does not apply to subsequent events or transactions that are within the scope of other GAAP and will not result in significant changes in the subsequent events reported by the Company. SFAS 165 is effective for interim or annual periods ending after June 15, 2009. The Company adopted the provisions of SFAS 165 during the quarter ended June 30, 2009. The adoption of these provisions did not have a material effect on our consolidated financial statements.

SECURECARE TECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

NOTE 2. SUMMARY OF SIGNFICANT ACCOUNTING PRINCIPLES

REVENUE RECOGNITION

The Company derives its revenues from the following healthcare provider sources - recurring monthly service fees, one-time training and setup fees and integration and customization services as contracted.

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”). SAB 104 generally requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the fee charged for services rendered and the collectability of those fees. Should changes in conditions cause management to determine these criteria are not met for certain sales, revenue recognized for any reporting period could be adversely affected. In instances where any one of the four criteria is not met, the Company will either defer recognition of the monthly service fees until the criteria are met or will recognize the recurring monthly service fees on a ratable basis. SAB No. 104 incorporates Emerging Issues Task Force (“EITF”) No. 00-21, “Multiple-Deliverable Revenue Arrangements.” EITF No. 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. This issue addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the arrangement consideration should be measured and allocated to the separate units of accounting.   Recognition of revenue resulting from one-time training and set-up fees, which are billed upfront, is deferred and amortized over the life of the corresponding arrangement.

SOFTWARE AND SOFTWARE DEVELOPMENT COSTS

The Company capitalizes costs related to computer software developed or obtained for internal use in accordance with the American Institute of Certified Public Accountants Statement of Position (SOP) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” and is depreciated using the straight-line method over the estimated useful life of the software, generally two years. At June 30, 2009, capitalized software development costs totaled $235,750, less accumulated amortization of $230,271 and is included in property and equipment in the accompanying balance sheet. No software development costs were incurred or capitalized during the three and six month periods ended June 30, 2009 and 2008.

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

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. The Company provides for depreciation of property and equipment using the straight-line method over the estimated useful lives of the depreciable assets ranging from two to five years. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. Depreciation expense for the six months ended June 30, 2009 and 2008 was $30,599 and $30,363, respectively.

STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment”,(“SFAS No. 123R”). SFAS No.123R requires that all share-based payments to employees, including the grant of employee stock options, be recognized in the income statement based on their fair values less estimated forfeitures. Compensation cost is recognized over the award’s requisite service period (which is generally the vesting term). The Company grants newly issued shares of common stock upon exercise of stock options.

SECURECARE TECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

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

2008 Plan
The Board of Directors of the Company approved the SecureCare Technologies, Inc. 2008 Stock Option Plan (the “2008 Plan”) on July 2, 2008. The Company has reserved 500,000 shares of common stock for issuance under the 2008 Plan. In accordance with the terms of the 2008 Plan, the exercise price of each option granted may not be less than the fair market value of common stock at the date of grant, without prior approval of the Board of Directors. Options are exercisable according to the terms set out in the option agreement, not to exceed ten years. All options granted by the Company under its 2008 Plan are restricted stock awards under rules promulgated by the Securities and Exchange Commission. There are 78,750 shares of common stock available for issuance under the 2008 Plan as of June 30, 2009.

2007 Plan
The Board of Directors of the Company approved the SecureCare Technologies, Inc. 2007 Stock Option Plan (the “2007 Plan”) on August 15, 2007. The Company has reserved 425,000 shares of common stock for issuance under the 2007 Plan. In accordance with the terms of the 2007 Plan, the exercise price of each option granted may not be less than the fair market value of common stock at the date of grant, without prior approval of the Board of Directors. Options are exercisable according to the terms set out in the option agreement, not to exceed ten years. All options granted by the Company under its 2007 Plan are restricted stock awards under rules promulgated by the Securities and Exchange Commission. There are 60,833 shares of common stock available for issuance under the 2007 Plan as of June 30, 2009.

2004 Plan
The Board of Directors of the Company approved the SecureCare Technologies, Inc. 2004 Stock Option Plan (the “2004 Plan”) on December 31, 2004. The Company has reserved 10,000 shares of common stock for issuance under the 2004 Plan. In accordance with the terms of the 2004 Plan, the exercise price of each option granted may not be less than the fair market value of common stock at the date of grant, without prior approval of the Board of Directors. Options are exercisable according to the terms set out in the option agreement, not to exceed ten years. All options granted by the Company under its 2004 Plan are restricted stock awards under rules promulgated by the Securities and Exchange Commission. There are 8,750 shares of common stock available for issuance under the 2004 Plan as of June 30, 2009.

For the six months ended June 30, 2009 and 2008, the compensation expense associated with stock options was $27,882 and $12,356, respectively.

SECURECARE TECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

STOCK-BASED COMPENSATION (Continued)

The following tables summarize the activity under all stock option plans for the six months ended June 30, 2009:

	2008 Stock Option Plan

	Six Months Ended June 30, 2009

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term		Aggregate Intrinsic Value

Outstanding at January 1, 2009	478,125	$0.75	9.59	years	$—

Granted	—	$—	—	years
Exercised	—	$—	—	years
Cancelled	(15,625)	$0.75	—	years
Forfeitures	(41,250)	$0.75	—	years

Outstanding at June 30, 2009	421,250	$0.75	9.09	years	$—

Vested and expected to vest at June 30, 2009	421,250	$0.75	9.09	years	$—
Options exercisable at June 30, 2009	369,791	$0.75	9.09	years	$—

	2007 Stock Option Plan

	Six Months Ended June 30, 2009

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term		Aggregate Intrinsic Value

Outstanding at January 1, 2009	420,834	$0.81	8.62	years	$—

Granted	—	$—	—	years
Exercised	—	$—	—	years
Cancelled	(56,667)	$0.81	—	years
Forfeitures	—	$—	—	years

Outstanding at June 30, 2009	364,167	$0.81	8.10	years	$—

Vested and expected to vest at March 31, 2009	364,167	$0.81	8.10	years	$—
Options exercisable at March 31, 2009	364,167	$0.81	8.10	years	$—

	2004 Stock Option Plan

	Six Months Ended June 30, 2009

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term		Aggregate Intrinsic Value

Outstanding at January 1, 2009	1,250	$200.00	5.92	years	$—

Granted	—	$—	—	years
Exercised	—	$—	—	years
Cancelled	—	$—	—	years
Forfeitures	—	$—	—	years

Outstanding at June 30, 2009	1,250	$200.00	5.42	years	$—

Vested and expected to vest at March 31, 2009	1,250	$200.00	5.42	years	$—
Options exercisable at March 31, 2009	1,250	$200.00	5.42	years	$—

SECURECARE TECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

The aggregate intrinsic value which is $0 at June 30, 2009 is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock, $0.02 at June 30, 2009.

The Company calculates the fair value of each option award on the date of grant using the Black-Scholes option-pricing model. There were no new options granted under any of the stock option plans during the six months ended June 30, 2009.

As of June 30, 2009 there was $38,102 in total unrecognized compensation costs related to unvested options.

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

LOSS PER COMMON SHARE

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding for the period. Common stock equivalents for the six month periods ended June 30, 2009 and 2008 totaling 1,390,939 and 958,936, respectively, have been excluded from the computation since such inclusion would have an anti-dilutive effect.

SECURECARE TECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

NOTE 3. NOTES PAYABLE

Notes payable at June 30, 2009 (unaudited) and December 31, 2008 consist of the following:

	June 30, 2009		December 31,
	(unaudited)		2008

	Short Term	Long Term	Short Term	Long Term

Note payable to Phoebe Holdings, Inc. at 7.5%, unsecured. Note is in default as of May 1, 2005. Interest rate increased to 9.5% after default.	$63,500	$—	$63,500	$—

Related party note payable bearing interest at 6%, unsecured. Note is in default as of December 3, 2008.	75,000	—	75,000	—

Related party note payable bearing interest at 6%, unsecured. Principal and interest due August 17, 2009	25,003	—	—	—

Related party note payable bearing interest at 6%, unsecured. Principal and interest due October 14, 2009	25,000	—	—	—

Related party note payable bearing interest at 6%, unsecured. Principal and interest due October 28, 2009	20,000	—	—	—

Related party note payable bearing interest at 6%, unsecured. Principal and interest due December 25, 2009	25,000	—	—	—

Bridge Financing Summary

Convertible bridge notes payable bearing interest at 7.5%, including $57,500 to related parties, unsecured. Principal and interest due December, 2009	187,500	—	187,500	—

Convertible bridge notes payable bearing interest at 7.5%, including $12,500 to related parties, unsecured. Principal and interest due January, 2010	62,500	—	—	62,500

Convertible bridge notes payable bearing interest at 7.5%, including $167,000 to related parties, unsecured. Principal and interest due February, 2010	250,500	—	—	250,500

Convertible bridge notes payable bearing interest at 7.5%; Principal and interest due April, 2010	82,500	—	—	82,500

Convertible bridge notes payable bearing interest at 7.5%, including $25,000 to related parties, unsecured. Principal and interest due May, 2010	55,000	—	—	55,000

Bridge notes payable bearing interest at 9%, including $634,320 to related parties, unsecured. Principal and interest due December 31, 2009	1,965,000	—	1,965,000	—

Bridge notes payable bearing interest at 8%, including $190,000 to related parties, unsecured.	—	—	250,000	—

Principal and interest converted to common stock in 2009.	$2,836,503	$—	$2,541,000	$450,500
Less: unamortized debt discount	(75,293)	—	(54,284)	(106,369)

Total notes payable	$2,761,210	$—	$2,486,716	$344,131

SECURECARE TECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

NOTE 3. NOTES PAYABLE (Continued)

Bridge Financing Summary – Notes Payable Issued October 2008 through January 2009

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

From October 1, 2008 through December 31, 2008 the Company received a total of $250,000 in gross proceeds from the New Notes. In addition, the Company issued 250,000 shares of common stock to the participating investors. These shares were valued at a range of $0.10 to $0.30 per share based on the fair value of the Company’s common stock on the date of issuance resulting in a total fair value of $285,500. The Company allocated the proceeds received between the notes payable and the shares of common stock issued based on their relative fair values at the date of issuance. Based on the relative fair value calculations, the Company allocated $30,116 of the $250,000 in proceeds to the shares of common stock issued and the remaining $219,884 to the notes payable. The debt discount amount of $30,116 was being amortized as a component of interest expense over the initial life of the notes (eleven to fifteen months).

From January 1, 2009 through January 31, 2009 the Company received a total of $50,000 in gross proceeds from the New Notes. In addition, the Company issued 50,000 shares of common stock to the participating investors. These shares were valued at $0.10 per share based on the fair value of the Company’s common stock on the date of issuance resulting in a total fair value of $55,000. The Company allocated the proceeds received between the notes payable and the shares of common stock issued based on their relative fair values at the date of issuance. Based on the relative fair value calculations, the Company allocated $4,545 of the $50,000 in proceeds to the shares of common stock issued and the remaining $45,455 to the notes payable. The debt discount amount of $4,545 was being amortized as a component of interest expense over the initial life of the notes (eleven months).

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

On April 2, 2008, the Board of Directors approved a $500,000 increase (the “Extension”) to the $1,500,000 Financing, initially approved June 13, 2007, to a total of $2,000,000. The Financing and Extension Notes Payable have attached shares of the Company’s stock in the form of one share of common stock for each $2.50 invested into the offering for a total of up to 800,000 shares of common stock to be issued, of which 786,000 shares had been issued as of December 31, 2008.

As of June 30, 2009, the Company had received a total of $1,965,000 in gross proceeds from issuance of notes payable in the Financing and the Extension. These notes payable were issued between June, 2007 and July, 2008 and are still outstanding at June 30, 2009. In addition, the Company has issued 786,000 shares of common stock to the participating investors. These shares were valued at a range of $0.51 to $6.00 per share based on the fair value of the Company’s common stock on the date of issuance resulting in a total fair value of $3,359,636. The Company allocated the proceeds received between the notes payable and the shares of common stock issued based on the relative fair values at the date of issuance. Based on the relative fair value calculations, the Company allocated $693,260 of the $1,965,000 in proceeds to the shares of common stock issued and the remaining $1,271,740 to the notes payable. The debt discount amount of $693,260 has been fully amortized as a component of interest expense over the original life of the notes as of June 30, 2009.

SECURECARE TECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

NOTE 3. NOTES PAYABLE (Continued)

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

Bridge Financing Summary – Funding Received December 2006 through May 2007

At June 30, 2009, the Company has $638,000 in outstanding two year 6% convertible bridge notes payable (convertible to common stock at a rate of $2.50 per share for a total of up to 255,200 shares to be issued) , for which the Company has issued 255,200 warrants to purchase common stock at $5.00 per share. These notes payable were issued between December, 2006 and May, 2007. The warrants were valued at a range of $5.91 to $29.91 per warrant resulting in a total fair value of $3,249,819. The Company allocated the proceeds received between the notes payable and the detachable warrants based on the relative fair values at the date of issuance. Based on the relative fair value calculations, the Company allocated $512,817 of the $638,000 in proceeds to the detachable warrants and the remaining $125,183 to the notes payable. The notes also contained a conversion feature allowing the note holders to convert the notes into common shares at a conversion price of $2.50 per share. The Company calculated a beneficial conversion feature in the amount of $3,146,817; however, the value of the beneficial conversion feature may not exceed the proceeds allocated to the notes payable under the relative fair value calculations. As a result, the value of the beneficial conversion feature is limited to $125,183, the amount of the proceeds allocated to notes payable. The debt discount amount of $638,000 ($512,817 related to the fair value of the warrants and $125,183 related to the beneficial conversion feature) was being amortized as a component of interest expense over the original life of the notes (twenty-four months).

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

A summary of the Bridge Financing and unamortized discount at June 30, 2009 and December 31, 2008, is as follows:
	June 30, 2009	December 31, 2008

Bridge Financing; 7.5% per annum; Due December 2009 through May 2010	$638,000	$638,000
Less: Unamortized discount	(75,293)	(134,451)

Net carrying value	$562,707	$503,549

Other

In 2008, the Company paid interest of $11,640 on the portion of the $638,000 in principal of notes outstanding that required semi-annual interest payments. As of December 31, 2008, upon acceptance of the Offer by all the Note holders representing the entire $638,000 principal amount of notes outstanding, all of the Notes now require payment of interest at the extended maturity date.

As of June 30, 2009, the Company is in default on the principal amount of $63,500 in an unsecured note payable and $75,000 in an unsecured related party note payable. The related party waived the Company’s non-compliance with the terms of the note as of June 30, 2009.

On February 17, 2009 the Company issued a six-month, 6% unsecured note totaling $25,003 to a related party.

On February 25, 2009, the Company received a short-term, non-interest bearing operating advance from a related party in the amount of $25,000. A portion of this related-party advance was repaid on March 30, 2009. As of June 30, 2009 the outstanding balance on the short-term, related party operating advance is $5,000 and is recorded as a related party advance on the accompanying balance sheet.

On April 14, 2009, the Company issued a six-month, 6% unsecured note totaling $25,000 to a related party.

SECURECARE TECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

NOTE 3. NOTES PAYABLE (Continued)

On April 28, 2009, the Company issued a six-month, 6% unsecured note totaling $20,000 to a related party.

On June 25, 2009, the Company issued a six-month, 6% unsecured note totaling $25,000 to a related party.

Future maturities of notes payable at June 30, 2009 are as follows:

December 31, 2009	$2,386,003
December 31, 2010	450,500

Total	$2,836,503

NOTE 4. SHAREHOLDERS’ DEFICIT

During the six months ended June 30, 2009, in conjunction with $50,000 in gross proceeds from issuance of notes payable (the “New Notes”), the Company issued 50,000 shares of common stock to the participating investors (see Note 3 for additional information).

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

Effective February 1, 2009 the Company commenced a $400,000 fund raise (the “Fund Raise”) to provide the Company with additional working capital through an offering of its common stock to qualified investors, at a price of $0.10 per share for up to 4,000,000 shares of common stock to be issued if the entire $400,000 in funds is raised. From February 1, 2009 through June 30, 2009, the Company raised a total of $307,426 in funds from its Fund Raise and the Company issued 3,074,264 shares of common stock to the participating investors. Of the 3,074,264 shares issued in the Fund Raise, 2,849,264 shares were issued to investors who owned shares of common stock of the Company prior to the Fund Raise and 225,000 shares were issued to two investors who were not owners of common stock of the Company prior to the Fund Raise.

NOTE 5. ACCRUED PAYROLL TAXES

At June 30, 2009, the Company owes $139,789 in accrued payroll taxes and $62,357 in related penalties and interest, the majority of which related to taxes owed from calendar year 2005. These amounts are classified as follows on the accompanying balance sheet:

	Current	Non-Current	Total

Accrued payroll taxes	$86,225	$53,564	$139,789
Penalties and interest	37,458	24,899	62,357

Total	$123,683	$78,463	$202,146

The Company received a Notice of Federal Tax Lien by the Internal Revenue Service (IRS) dated May 24, 2006 (“Lien”). The Lien was filed with the Secretary of State in Texas. The Lien is in favor of the United States on all property and rights to property belonging to the Company for the amount of these taxes, and additional penalties, interest, and costs that may accrue. The Lien will remain in place until such time that the Company pays its obligations in full to the IRS. On March 1, 2007 the Company commenced an IRS-approved five year monthly payment plan to pay a majority of the delinquent payroll taxes and related interest and penalties with a remaining balance of $98,324 at June 30, 2009. The Company will make monthly payments of $5,000 over the course of the five year plan.

SECURECARE TECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

NOTE 5. ACCRUED PAYROLL TAXES (Continued)

On March 27, 2009 the Company received an “Inquiry Regarding Records” from the Employment Development Department of the State of California (“EDD”) related to information requested for the EDD to commence an audit of the Company’s payroll history in the State of California from July 1, 2003 through March 31, 2009. The EDD audit was completed and the Company received a Proposed Notice of Assessment on April 8, 2009 in the amount of $65,537, including $50,929 for withholding taxes, unemployment insurance, employment training taxes and disability insurance and $14,608 in additional penalties and interest due to the state of California related to payroll periods from July 1, 2003 through March 31, 2009. In accordance with the Proposed Notice of Assessment, the Company accrued an additional $6,907 in penalties and interest at March 31, 2009. The Company accrued an additional $8,464 in penalties and interest assessed by the EDD during the second quarter of 2009. In May of 2009, the Company commenced a twenty four month installment payment agreement for the total amounts owed, in which the Company paid $7,000 in May of 2009 and commenced with monthly payments of $2,600 in June of 2009. The Company will continue to pay $2,600 per month until the balance is paid in full. The EDD has informed the Company that upon approval of the installment agreement a State Tax Lien will be filed for the outstanding liabilities. As of the date of this filing, the State Tax Lien has not been filed. At June 30, 2009, the Company has accrued a total of $64,401 for amounts owed to the EDD.

During the second quarter of 2009, the Company accrued $11,649 in additional social security taxes owed for years 2001 through 2008, the majority of which is related to years 2007 and 2008, resulting from an incorrect value in the wage withholding amount field in the Company’s payroll system. An additional $2,493 was accrued for estimated penalties and interest to be assessed on the social security taxes owed.

At June 30, 2009 the Company’s accrued payroll taxes on its current payroll total $8,149. In addition, the Company has accrued $5,540 in estimated payroll taxes on its accrued payroll liability at June 30, 2009.

At June 30, 2009 the Company has $11,590 in accrued payroll taxes owed to the states of Louisiana and New York of $9,434 and $2,156, respectively. The Company is working with the State of Louisiana to determine what amount, if any, of this accrued liability is actually owed. As of the date of this filing a final determination has not been made. The Company, through its monthly payment plan with the State of New York, of $1,000 per month, expects to have this liability paid in full by September of 2009.

NOTE 6. SUBSEQUENT EVENTS

From July 1, 2009 through August 3, 2009 the Company raised an additional $34,000 in funds from its Fund Raise and the Company issued an additional 340,000 shares of common stock to the participating eight investors, all of whom, except one, previously owned shares of common stock of the Company. As of August 3, 2009 the Company has a total of 8,780,712 shares of common stock issued and outstanding.

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

The Company’s Internet-based Sfax™ with Digital Signature and annotation features is a HIPAA-ready (Health Insurance Portability and Accountability Act) electronic fax solution that is 100 percent dedicated to the healthcare industry. It provides a complete log and audit trail for all fax documents and completely eliminates the manual paper processing of fax documents. Sfax™ is distributed to end-users through the Company’s network of health care software vendors and value-added resellers and is sold as an easily integrated, add-on module to existing health care applications or as a stand-alone solution.

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

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”). SAB 104 generally requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the fee charged for services rendered and the collectability of those fees. Should changes in conditions cause management to determine these criteria are not met for certain sales, revenue recognized for any reporting period could be adversely affected. In instances where any one of the four criteria is not met, the Company will either defer recognition of the monthly service fees until the criteria are met or will recognize the recurring monthly service fees on a ratable basis. SAB No. 104 incorporates Emerging Issues Task Force (“EITF”) No. 00-21, “Multiple-Deliverable Revenue Arrangements.” EITF No. 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. This issue addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the arrangement consideration should be measured and allocated to the separate units of accounting.   Recognition of revenue resulting from one-time training and set-up fees, which are billed upfront, is deferred and amortized over the life of the corresponding arrangements.

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

STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment”, (“SFAS No. 123R”). SFAS No.123R requires that all share-based payments to employees, including the grant of employee stock options, be recognized in the income statement based on their fair values less estimated forfeitures. Compensation cost is recognized over the award’s requisite service period (which is generally the vesting term). The Company grants newly issued shares of common stock upon exercise of stock options.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2009 compared to three months ended June 30, 2008:

Revenues for the three months ended June 30, 2009 were $72,324 compared to $39,064 for the three months ended June 30, 2008. This 85% increase in sales is primarily attributed to revenue from the Company’s new flagship product, Sfax™. The Company launched Sfax, with its initial functionality in October of 2007. The Company completed significant functionality upgrades in February of 2008 with the addition of the Digital Signature and annotation features. In March of 2008 the Company completed development of its web service integration tools to provide its channel partners, health care information technology (HIT) companies and software vendors, with a simple, rapid and cost-effective method of integrating Sfax into any application architecture.

Costs of revenues were $35,893 for the three months ended June 30, 2009 compared to $30,621 for the three months ended June 30, 2008. This 17% increase is primarily attributable to Telco infrastructure and related costs associated with growth in the Company’s Sfax product of $6,800 partially offset by lower hardware support fees of approximately $1,500.

Selling, general and administrative expenses were $295,243 for the three months ended June 30, 2009 compared to $356,800 for the three months ended June 30, 2008. This 17% decrease in expense was primarily attributable to a series of cost reduction actions the Company instituted in mid-2008 that focused on conserving its available cash without sacrificing its revenue growth-related investments. People and people-related expenses decreased approximately $57,454 primarily due to lower salaries and wages of $59,000, lower employee medical insurance costs of $7,500 and lower travel and entertainment costs of $2,300 all resulting from fewer employees in 2009. Partially offsetting these were increased employment-related tax expense of $10,300, resulting from an accrual in 2009 for additional social security taxes owed primarily for years 2007 and 2008. Investor and public relations expenses decreased $26,000 in 2009 as a result of the Company terminating these services in mid-2008. Audit and taxation services expenses decreased $8,000 in 2009 due to a reduction in the amount of required taxation services. All other corporate G&A expenses were $1,500 lower. Professional fees, including legal, accounting and financial consulting increased $14,200 in 2009 primarily due to higher costs resulting from an increase in the services provided by the Company’s corporate securities counsel related to various SEC filings and other corporate matters. Stock compensation expense was $13,700 higher resulting from the vesting of stock options issued in July of 2008. Penalties and interest on sales taxes were $3,600 higher in 2009 due to a non-recurring credit of $3,500 in the second quarter of 2008 resulting from the refund of a previously required cash payment bond.

Other income was $10,658 for the three months ended June 30, 2009 compared to $244 for the three months ended June 30, 2008. In 2009, the Company had a non-recurring credit of $10,658 for statutory accounts payable adjustments that were made in accordance with the four year statute of limitations allowed for under the state of Texas Civil Practices and Remedies Code (Section 16.004 (a)(3)).

Interest expense for the three months ended June 30, 2009 was $89,535 compared to $257,017 for the same period in 2008. Debt discount amortization in 2009 was $190,454 lower than 2008 as the majority of the debt discount associated with the issuance of notes payable from December 2006 through December 2008 has been amortized, in accordance with the life of the notes. The issuance of notes payable in 2008 and 2009 coupled with an increase in the stated interest rate on certain portions of the Company’s outstanding debt contributed to an increase in interest expense in 2009 of $23,141 (see Note 3 for additional information).

Six months ended June 30, 2009 compared to six months ended June 30, 2008:

Revenues for the six months ended June 30, 2009 were $135,374 compared to $75,819 for the six months ended June 30, 2008. This 79% increase in sales is primarily attributed to revenue from the Company’s new flagship product, Sfax™. The Company launched Sfax, with its initial functionality in October of 2007. The Company completed significant functionality upgrades in February of 2008 with the addition of the Digital Signature and annotation features. In March of 2008 the Company completed development of its web service integration tools to provide its channel partners, health care information technology (HIT) companies and software vendors, with a simple, rapid and cost-effective method of integrating Sfax into any application architecture.

Costs of revenues were $67,669 for the six months ended June 30, 2009 compared to $55,210 for the six months ended June 30, 2008. This 23% increase is primarily attributable to Telco infrastructure and related costs associated with growth in the Company’s Sfax product of $17,700 partially offset by lower hardware support fees of approximately $2,900 and lower contract developer costs of $2,000.

RESULTS OF OPERATIONS (Continued)

Selling, general and administrative expenses were $604,143 for the six months ended June 30, 2009 compared to $854,831 for the six months ended June 30, 2008. This 29% decrease in expense was primarily attributable to a series of cost reduction actions the Company instituted in mid-2008 that focused on conserving its available cash without sacrificing its revenue growth-related investments. People and people-related expenses decreased approximately $177,600 primarily due to lower salaries and wages of $97,000, lower employee medical insurance costs of $11,300 and lower travel and entertainment expenses of $20,300 resulting from fewer employees in 2009. Human resource consulting fees were $26,000 lower in 2009 due to placement fees paid in 2008 for new employees hired. Penalties and interest on employment taxes owed were $23,000 lower in 2009 due to expense accruals made in 2008. Investor and public relations expenses decreased $46,500 in 2009 as a result of the Company terminating these services in mid-2008. Audit and taxation services expenses decreased $24,000 due to a reduction in the amount of required taxation services and lower costs in 2009 associated with the audit firm’s initial review in 2008 of the SOX 404 internal control compliance documentation. Occupancy costs were $13,400 lower in 2009 resulting from lower property taxes paid after the Company was successful in getting the assessed value of the Company’s property tax base lowered by the property tax authorities. SOX compliance consulting services were $5,100 lower in 2009 due to the non-recurring SOX 404 internal control compliance documentation and related costs incurred in the first quarter of 2008. All other corporate general and administrative expenses were $17,400 lower in 2009. Partially offsetting these lower expenses were increased employment-related tax expense of $10,300, resulting from an accrual in 2009 for additional social security taxes owed primarily for years 2007 and 2008. Stock compensation expense was $15,526 higher in 2009 resulting from the vesting of stock options issued in July of 2008. Penalties and interest on sales taxes were $3,600 higher in 2009 due to a non-recurring credit of $3,500 in the second quarter of 2008 resulting from the refund of a previously required cash payment bond.

Other income was $10,658 for the six months ended June 30, 2009 compared to $10,805 for the six months ended June 30, 2008. In both periods, the Company had a non-recurring credit for statutory accounts payable adjustments that were made in accordance with the four year statute of limitations allowed for under the state of Texas Civil Practices and Remedies Code (Section 16.004 (a)(3)) totaling $10,658 in 2009 and $10,400 in 2008.

Interest expense for the six months ended June 30, 2009 was $184,175 compared to $459,163 for the same period in 2008. Debt discount amortization in 2009 was $328,750 lower than 2008 as the majority of the debt discount associated with the issuance of notes payable from December 2006 through December 2008 has been amortized, in accordance with the life of the notes. The issuance of notes payable in 2008 and in 2009 coupled with an increase in the stated interest rate on certain portions of the Company’s outstanding debt contributed to an increase in interest expense in 2009 of $54,619 (see Note 3 for additional information).

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows used in operating activities for the six-month period ended June 30, 2009 totaled $475,378. Net cash flows used in operating activities for the six-month period ended June 30, 2008 was $877,302. The decrease was primarily attributable to a series of cost reduction actions the Company instituted in mid-2008 that focused on conserving its available cash without sacrificing its revenue growth-related investments, coupled with the favorable effect of an increase in accrued liabilities.

Cash flows used in investing activities totaled $10,449 and $6,987 for the six months ended June 30, 2009 and 2008, respectively, and consisted entirely of capitalized expenditures.

Net cash provided by financing activities was $457,429 for the six months ended June 30,2009 and consisted of proceeds from the issuance of notes payable, proceeds from a related-party advance and proceeds from the sale of the Company’s common stock, partially offset by a partial repayment of the related-party advance. Net cash provided by financing activities was $952,294 for the six months ended June 30, 2008 and consisted entirely of proceeds from the issuance of notes payable partially offset by repayment of a note payable.

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

LIQUIDITY AND CAPITAL RESOURCES (Continued)

The financial statements have been prepared on the assumption that the Company will continue as a going concern. The Company sustained a net loss of $709,955 for the six months ended June 30, 2009. The Company has accumulated losses through June 30, 2009 of $41,068,066 (including a non-recurring loss on early extinguishment of debt totaling $19,030,648 incurred in the fourth quarter of 2006). Cash used in operating activities for the period ended June 30, 2009 aggregated $475,378. Total liabilities at June 30, 2009 of $3,607,027 significantly exceed total assets of $103,525. The Company is unable to meet all of its short-term obligations because of shortages of cash. The Company’s continued existence depends upon the success of management’s efforts to raise additional capital necessary to meet the Company’s obligations as they come due, and to obtain sufficient capital to execute its business plan. The Company intends to obtain capital primarily through issuances of debt or equity. There can be no degree of assurance that the Company will be successful in completing additional financing transactions. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have a material adverse effect on the Company’s ability to continue as a going concern and to achieve its intended business objectives. The accompanying unaudited financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or classification of liabilities which may result from the inability of the Company to continue as a going concern.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

From October 1, 2008 through January 31, 2009 the Company issued $200,000 in 8% notes payable initially due December 31, 2009 and these notes had attached shares of the Company’s common stock totaling 200,000 shares in accordance with the terms and conditions of the New Notes to parties classified as related parties at June 30, 2009 (see Note 3 for additional information related to the New Notes).

Effective February 1, 2009 the Company made an offer to the holders of the New Notes, representing a total of $300,000 in principal amount outstanding, including $200,000 to related parties, to convert the New Notes to shares of the Company’s common stock at a rate of one share of common stock to be issued for each $0.10 in principal amount converted for a total of up to 3,000,000 shares of common stock to be issued, including 2,000,000 to be issued to the related parties (the “Offer”). On February 1, 2009, the date of the Offer, the holders of the New Notes, twelve note holders in total, of whom six were classified as related parties (on February 1, 2009), owned 59.5% of the outstanding common stock of the Company. As of March 4, 2009, the Company had received signed consents from the twelve New Note holders consenting to the conversion offer representing the entire $300,000 in principal amount outstanding (including $200,000 to related parties). The Company accounted for this conversion of New Notes into 3,000,000 shares of common stock (2,000,000 shares issued to related parties) as a capital contribution by the twelve note holders, who owned 59.5% of the outstanding common stock of the Company on the Offer date, February 1, 2009 and who owned 72.1% of the outstanding common stock of the Company on March 31, 2009.

At June 30, 2009, the Company has outstanding $1,066,323 in related party notes payable, including $95,000 payable to Joseph Larter, Director, and $293,510 payable to entities in which Joseph Larter, Director, exercises a direct control.

A total of $262,000 of these related party notes payable were initially issued as two year, 6% convertible bridge notes (convertible to common stock at a rate of $2.50 per share for a total of up to 104,800 shares to be issued), for which the Company issued 104,800 warrants to purchase common stock at $5.00 per share. These related party notes initially began maturing in December of 2008 through May of 2009. On August 6, 2008, the Board of Directors approved a Note Extension Terms and Conditions Offer (the “Offer”), to the note holders who have invested in this financing, totaling $638,000 in principal amount ($262,000 to related parties) between December 2006 and May 2007 (the “Notes”). The Notes and the related accrued interest originally matured between December 2008 and May 2009; however, the Offer included a one-year extension of the maturity date of the Notes. In exchange for agreeing to the one-year extension the Note holders were offered an increased interest rate from 6% to 7.5% during the extension period, a re-pricing of the stock purchase warrants sold in connection with the Notes from $5.00 per share to $2.50 per share, and the Offer granted the Note holders the right, exercisable at their sole discretion, to receive common stock at a price of $1.50 per share in lieu of accrued interest at the extended maturity date (representing a total of up to 26,380 related party shares of common stock to be issued). As of September 30, 2008 the Company had received written consents to the Offer from Note holders representing the entire $638,000 in principal amount ($262,000 to related parties) of notes outstanding.

A total of $634,320 of these related party notes payable are 6% notes payable initially due December 31, 2008 with principal and interest payable at maturity and these notes had attached shares of the Company’s common stock totaling 253,728 shares in accordance with the terms and conditions of the notes. In November of 2008, the Company notified the related party holders of the $634,320 in principal amount of the 6% notes payable, initially due December 31, 2008, that it was exercising its option to extend the maturity date one year to December 31, 2009. Effective January 1, 2009, the interest rate on these notes increased to 9% per annum.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS (Continued)

At June 30, 2009 the Company has outstanding a $75,000 six month 6% unsecured note payable to a related party. Principal and accrued interest on this note, totaling $79,833 at June 30, 2009, was initially due December 3, 2008. At December 31, 2008 the Company was in default on the note. The holder of the note waived the Company’s non-compliance with the terms of the note as of June 30, 2009.

At June 30, 2009 the Company has outstanding a $25,003 six month 6% unsecured note payable to a related party. Principal and interest on this note is due August 17, 2009.

At June 30, 2009 the Company has outstanding a $25,000 six month 6% unsecured note payable to a related party. Principal and interest on this note is due October 14, 2009.

At June 30, 2009 the Company has outstanding a $20,000 six month 6% unsecured note payable to a related party. Principal and interest on this note is due October 28, 2009.

At June 30, 2009 the Company has outstanding a $25,000 six month 6% unsecured note payable to a related party. Principal and interest on this note is due December 25, 2009.

At June 30, 2009, the Company has $107,593 in accrued interest due on the notes payable to related parties.

Effective February 1, 2009 the Company commenced a $400,000 fund raise to provide the Company with additional working capital through an offering of its common stock to qualified investors, at a price of $0.10 per share for up to 4,000,000 shares of common stock to be issued if the entire $400,000 in funds is raised. From February 1, 2009 through June 30, 2009, the Company raised a total of $307,426 in funds from its Fund Raise, including $79,997 from parties classified as related parties at June 30, 2009 and the Company issued 3,074,624 shares of common stock to the participating investors, including 799,970 shares issued to related parties. Of the 3,074,624 shares issued in the Fund Raise, 2,849,264 shares were issued to investors who owned shares of common stock of the Company prior to the Fund Raise and 225,000 shares were issued to two investors who were not owners of common stock of the Company prior to the Fund Raise.

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

As of June 30, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Financial Officer, who as of June 5, 2009 is also serving as our Interim Principal Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Principal Financial Officer who is also serving as our Interim Principal Executive Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

(b) Changes in Internal Controls
On June 8, 2009 the Company filed a current report on Form 8-K, dated June 5, 2009, that it had terminated its Chief Executive Officer, who was also a member of the Board of Directors. Concurrent with the termination, the Chief Executive Officer immediately resigned as a member of the Board of Directors. Upon termination of its Chief Executive Officer, the Board of Directors immediately appointed its Chief Financial Officer to serve in the additional capacity of interim Chief Executive Officer. We believe that the termination of our Chief Executive Officer and the resulting appointment of our Chief Financial Officer as our interim Chief Executive Officer resulted in no material changes in internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We continue to rely on the members of the Board of Directors to provide assurance that our entity-level controls remain effective and we believe that in light of the departure of our Chief Executive Officer our process-level controls remain effective.

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

Item 6. Exhibits and Reports on Form 8-K

a) EXHIBITS

4.1 Form of 8% Promissory Note, initially due December 31, 2009 (1)

4.2 Bridge Financing Form of Subscription Agreement Effective October 1, 2008 (1)

4.3 Form of Subscription Agreement for Exchange Offer (2)

4.4 Form of Subscription Agreement for Stock Offer (2)

4.5 Form of Revised Subscription Agreement for Stock Offer (3)

4.6* Form of Revised Subscription Agreement for Stock Offer (2nd Revision)

4.7* Form of 6%, 6 Month Promissory Note issued April 14, 2009

4.8* Form of 6%, 6 Month Promissory Note issued April 28, 2009

4.9* Form of 6%, 6 Month Promissory Note issued June 25, 2009

31.1* Certifications of the Interim Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1* Certifications of the Interim Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Item 6. Exhibits and Reports on Form 8-K (Continued)

(1) Incorporated by reference to the Company’s Annual Report 10-K for the year-ended December 31, 2008.

(2) Incorporated by reference to the Company’s Form 8-K dated February 17, 2009 and filed with the Commission on February 23, 2009

(3) Incorporated by reference to the Company’s Form 8-K dated April 30, 2009 and filed with the Commission on May 4, 2009

* Filed herewith

b) REPORTS ON FORM 8-K

On July 22, 2009 the Company filed a Form 8-K/A, dated July 3, 2009 amending its previously filed Form 8-K, originally filed on July 8, 2009, dated July 3, 2009 reporting under Item 4.01 “Changes in Registrants Certifying Accountant” that it had appointed a new independent registered public accounting firm.

On July 8, 2009 the Company filed a Form 8-K, dated July 3, 2009 reporting under Item 4.01 “Changes in Registrants Certifying Accountant” that it had appointed a new independent registered public accounting firm.

On June 18, 2009 the Company filed a Form 8-K, dated June 17, 2009 reporting under Item 3.02 “Unregistered Sales of Equity Securities” that the Company had sold an aggregate of more than 5% of its previously reported issued and outstanding shares of common stock

On June 8, 2009 the Company filed a Form 8-K, dated June 5, 2009 reporting under Item 5.02 “Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers” that it had terminated the appointment of its President and CEO and that concurrent with the termination, the President and CEO resigned from the Company’s Board of Directors.

On June 5, 2009 the Company filed a Form 8-K, dated June 4, 2009 reporting under Item 4.01 “Changes in Registrants Certifying Accountant” that its audit firm had resigned as its independent registered public accounting firm.

On May 19, 2009 the Company filed a Form 8-K, dated May 14, 2009 reporting under Item 3.02 “Unregistered Sales of Equity Securities” that the Company had sold an aggregate of more than 5% of its previously reported issued and outstanding shares of common stock

On May 4, 2009 the Company filed a Form 8-K, dated April 30, 2009 reporting under Item 3.02 “Unregistered Sales of Equity Securities” that the Company had sold an aggregate of more than 5% of its previously reported issued and outstanding shares of common stock

On April 2, 2009 the Company filed a Form 8-K, dated March 30, 2009 reporting under Item 3.02 “Unregistered Sales of Equity Securities” that the Company had sold an aggregate of more than 5% of its previously reported issued and outstanding shares of common stock

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURECARE TECHNOLOGIES, INC.

	By:	/S/ NEIL BURLEY

NEIL BURLEY
Interim Chief Executive Officer (Interim
Principal Executive Officer) and Chief Financial
Officer (Principal Financial and Accounting Officer)

Date: August 14, 2009