Form 10-Q
period 2009-09-30
SECURECARE TECHNOLOGIES INC
filed 2009-11-13
CIK 18530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

          As of September 30, 2009, 9,974,385 shares of common stock, par value $.001 per share, were outstanding, of which 5,455,829 shares were held by non-affiliates.

SECURECARE TECHNOLOGIES, INC.
FORM 10-Q
CONTENTS

SECURECARE TECHNOLOGIES, INC.
BALANCE SHEETS
September 30, 2009 (Unaudited) and December 31, 2008

	September 30, 2009	December 31, 2008

	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$12,646	$39,594
Accounts receivable - trade, net of allowance for doubtful accounts of $995 at September 30, 2009 and December 31, 2008	27,590	18,986
Prepaid expenses	25,933	21,196

Total current assets	66,169	79,776

Property and equipment, net of accumulated depreciation of $404,230 and $362,202, respectively	23,866	55,444
Deposits	—	13,192

Total assets	$90,035	$148,412

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities
Current portion of notes payable (including $1,041,323 and $956,820 to related parties, respectively), net of debt discount of $45,224 and $54,284, respectively	$2,766,279	$2,486,716
Related party advances	90,000	—
Accounts payable - trade	75,105	129,196
Accrued payroll	194,670	181,752
Accrued payroll taxes, penalties and interest - current	122,130	131,987
Deferred revenue	2,878	13,148
Accrued interest, including $129,170 and $66,279 to related parties, respectively	373,641	198,504
Other accrued expenses	7,249	4,432

Total current liabilities	3,631,952	3,145,735

Notes payable (including $204,500 to related parties), less current portion and net of debt discount of $106,369	—	344,131

Non-current accrued payroll taxes, penalties and interest	56,648	70,916

Total liabilities	3,688,600	3,560,782

Commitments and Contingencies (Note 2)

Shareholders’ deficit
Preferred stock - $0.001 par value; 15,000,000 shares authorized,
Series A convertible preferred stock - 1,575,000 shares issued and outstanding (liquidation value of $1,575,000)	1,575	1,575
Series B convertible preferred stock - 768,183 shares issued and outstanding (liquidation value of $845,001)	768	768
Common stock - $0.001 par value; 50,000,000 shares authorized, 9,974,385 and 2,316,448 shares issued and outstanding, respectively	9,974	2,316
Stock subscription receivable – related party	(1,421)	—
Additional paid-in capital	37,693,219	36,941,082
Accumulated deficit	(41,302,680)	(40,358,111)

Total shareholders’ deficit	(3,598,565)	(3,412,370)

Total liabilities and shareholders’ deficit	$90,035	$148,412

See accompanying notes to condensed financial statements.

SECURECARE TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)
For the Three Months Ended September 30, 2009 and 2008

	2009	2008

Revenues	$82,115	$48,505

Operating expenses
Cost of revenues	44,529	31,710
Selling, general and administrative	205,253	560,668

Operating loss	(167,667)	(543,873)

Other income (expense)
Other income	23,359	552
Interest expense (including $21,577 and $14,843 to related parties, respectively)	(90,306)	(250,146)

Net loss	$(234,614)	$(793,467)

Net loss per common share - basic and diluted	$(0.03)	$(0.38)

Weighted average number of common shares outstanding - basic and diluted	8,917,642	2,063,435

See accompanying notes to condensed financial statements.

SECURECARE TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)
For the Nine Months Ended September 30, 2009 and 2008

	2009	2008

Revenues	$217,490	$124,323

Operating expenses
Cost of revenues	112,198	86,919
Selling, general and administrative	809,397	1,415,500

Operating loss	(704,105)	(1,378,096)

Other income (expense)
Other income	34,017	11,358
Interest expense (including $62,891 and $38,564 to related parties, respectively)	(274,481)	(709,309)

Net loss	$(944,569)	$(2,076,047)

Net loss per common share - basic and diluted	$(0.14)	$(1.09)

Weighted average number of common shares outstanding - basic and diluted	6,801,761	1,901,956

See accompanying notes to condensed financial statements.

SECURECARE TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Nine Months Ended September 30, 2009 and 2008

	2009	2008

Cash flows from operating activities
Net loss	$(944,569)	$(2,076,047)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	42,028	47,563
Bad debt expense	—	442
Gain on statutory accounts payable adjustments	(34,017)	(10,525)
Stock compensation expense	36,676	253,250
Amortization of debt discount	93,343	599,455
Changes in operating assets and liabilities:
Accounts receivable - trade	(8,604)	(490)
Prepaid expenses	(4,737)	3,620
Deposits	13,192	(20,552)
Deferred revenue	(10,270)	18,526
Accounts payable - trade	(20,074)	(46,323)
Accrued payroll, payroll taxes and other accrued expenses	172,348	100,706

Cash flows used in operating activities	(664,684)	(1,130,375)

Cash flows used in investing activities
Capital expenditures	(10,450)	(31,037)

Cash flows from financing activities
Proceeds from related party advances, net of repayments	90,000	—
Payments of notes payable	—	(50,000)
Proceeds from common stock sale	413,183	—
Proceeds from related party notes payable	95,003	75,000
Proceeds from bridge financing allocated to notes payable and common stock	50,000	1,008,500

Cash flows provided by financing activities	648,186	1,033,500

Net decrease in cash and cash equivalents	(26,948)	(127,912)

Cash and cash equivalents, beginning of period	39,594	161,680

Cash and cash equivalents, end of period	$12,646	$33,768

Supplemental disclosures for cash flow information:

Interest paid	$—	$13,304

Supplemental non-cash financing activity:

Conversion of notes payable and accrued interest to common stock	$303,969	$—

Stock subscription receivable due from a related party	$1,421	$—

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

BASIS OF PRESENTATION

The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the financial information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Results of operations for the three and nine months ended September 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

Certain prior period amounts have been reclassified to conform to current presentation.

These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

GOING CONCERN

The financial statements have been prepared on the assumption that the Company will continue as a going concern. The Company sustained a net loss of $944,569 for the nine months ended September 30, 2009. The Company has accumulated losses through September 30, 2009 of $41,302,680 (including a non-recurring loss on early extinguishment of debt totaling $19,030,648 incurred in the fourth quarter of 2006). Cash used in operating activities for the nine month period ended September 30, 2009 aggregated $664,684. Total liabilities at September 30, 2009 of $3,688,600 significantly exceed total assets of $90,035. The Company is unable to meet all of its short-term obligations because of shortages of cash. The Company’s continued existence depends upon the success of management’s efforts to raise additional capital necessary to meet the Company’s obligations as they come due, and to obtain sufficient capital to execute its business plan. The Company intends to obtain capital primarily through issuances of debt or equity. There can be no degree of assurance that the Company will be successful in completing additional financing transactions. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have a material adverse effect on the Company’s ability to continue as a going concern and to achieve its intended business objectives. The accompanying unaudited financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or classification of liabilities which may result from the inability of the Company to continue as a going concern.

RECENT ACCOUNTING PRONOUNCEMENTS

On July 1, 2009, the GAAP hierarchy was effectively codified under the Accounting Standards Codification (the “Codification” or “ASC”). The Codification is now considered the single source of authoritative U.S. accounting and reporting standards, expect for additional authoritative rules and interpretive releases issued by the SEC. The Codification was developed to provide a logical organization of GAAP pronouncements by topic. It is organized by topic, subtopic, section, and paragraph, each of which is identified by a numerical designation. This Quarterly report on Form 10-Q contains references to the Codification as needed.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 805 Business Combinations. ASU 805 will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, IPR&D and restructuring costs. In addition, under ASU 805, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. ASU 805 was effective for the Company beginning January 1, 2009. The provisions of ASU 805 will impact the Company if it is a party to a business combination after the pronouncement is adopted.

In May 2009, the FASB issued Accounting Standards Update 855 Subsequent Events which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued (“subsequent events”). ASU 855 requires disclosure of the date through which the entity has evaluated subsequent events and the basis for that date. For public entities, this is the date the financial statements are issued. ASU 855 does not apply to subsequent events or transactions that are within the scope of other GAAP and will not result in significant changes in the subsequent events reported by the Company. ASU 855 is effective for interim or annual periods ending after June 15, 2009. The Company adopted the provisions of ASU 855 during the quarter ended June 30, 2009. The adoption of these provisions did not have a material effect on our consolidated financial statements.

NOTE 2. SUMMARY OF SIGNFICANT ACCOUNTING PRINCIPLES

REVENUE RECOGNITION

The Company derives its revenues from the following healthcare provider sources - recurring monthly service fees, one-time training and setup fees and integration and customization services as contracted.

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”). SAB 104 generally requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the fee charged for services rendered and the collectability of those fees. Should changes in conditions cause management to determine these criteria are not met for certain sales, revenue recognized for any reporting period could be adversely affected. In instances where any one of the four criteria is not met, the Company will either defer recognition of the monthly service fees until the criteria are met or will recognize the recurring monthly service fees on a ratable basis. SAB 104 incorporates Accounting Standards Update 605-25 Revenue Recognition – Multiple Element Arrangements. ASU 605-25 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. ASU 605-25 addresses determination of whether an arrangement involving more than one deliverable contains more that one unit of accounting and how the arrangement consideration should be measured and allocated to the separate units of accounting. Recognition of revenue resulting from one-time training and set-up fees, which are billed upfront, is deferred and amortized over the life of the corresponding arrangement.

SOFTWARE AND SOFTWARE DEVELOPMENT COSTS

The Company capitalizes costs related to computer software developed or obtained for internal use in accordance with Accounting Standards Update 350-40, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” and is depreciated using the straight-line method over the estimated useful life of the software, generally two years. At September 30, 2009, capitalized software development costs of $235,750 were fully amortized and are included in property and equipment in the accompanying balance sheet. No software development costs were incurred or capitalized during the three and nine month periods ended September 30, 2009 and 2008.

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

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. The Company provides for depreciation of property and equipment using the straight-line method over the estimated useful lives of the depreciable assets ranging from two to five years. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. Depreciation expense for the nine months ended September 30, 2009 and 2008 was $42,028 and $47,563, respectively.

STOCK-BASED COMPENSATION

The Company expenses all share-based payments to employees, including the grant of employee stock options, in the income statement based on their fair values less estimated forfeitures. Compensation cost is recognized over the award’s requisite service period (which is generally the vesting term). The Company grants newly issued shares of common stock upon exercise of stock options.

The value of equity instruments issued to non-employees is calculated for all transactions in which goods or services are the consideration received for the issuance of equity instruments and is accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty’s performance is complete or the date on which it is probable that performance will occur.

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

On September 2, 2009 the Company received a “Notice of Claim and Conference” (the “Notice”) from the Labor Commissioner, State of California, regarding a wage claim filed by Dennis J. Nasto, plaintiff against SecureCare Technologies, Inc., defendant. Mr. Nasto served as CEO of the Company and a member of the Board of Directors of the Company from October 2006 through June, 2009 when he was terminated. Mr. Nasto filed a wage claim with the State of California for six months of deferred wages, totaling $30,000. In his wage claim, Mr. Nasto also alleges additional wages due as a penalty at the rate of $692 per day until paid, but not to exceed thirty days, for a total of $20,769. The deferred wages of $30,000 for which Mr. Nasto is seeking payment, are fully accrued for and included in accrued payroll in the accompanying balance sheet at September 30, 2009. The additional wages, alleged by Mr. Nasto in his wage claim, due as a penalty, totaling $20,769 have not been accrued for at September 30, 2009. The Company does not believe, after a review of the applicable rules and regulations that it is probable that these additional wages will be awarded to Mr. Nasto. In addition, as of the date of this filing, the Company has received additional written communications from Mr. Nasto to the effect that he is interested in pursing other non-administrative avenues related to the settlement of his wage claim.

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

LOSS PER COMMON SHARE

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding for the period. Common stock equivalents for the nine month periods ended September 30, 2009 and 2008 totaling 1,160,262 and 1,516,356, respectively, have been excluded from the computation since such inclusion would have an anti-dilutive effect. The following table details the common stock equivalents excluded from the net loss per share computation:

	Nine Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2008

Convertible debt	255,200	255,200
Convertible accrued interest	67,420	67,420
Stock purchase warrants outstanding	257,176	269,936
Stock options outstanding	568,750	912,084
Convertible preferred stock outstanding	11,716	11,716

Total common stock equivalents excluded from the net loss per share computation	1,160,262	1,516,356

NOTE 3. NOTES PAYABLE

Notes payable at September 30, 2009 (unaudited) and December 31, 2008 consist of the following:

	September 30, 2009		December 31,
	(unaudited)		2008

	Short Term	Long Term	Short Term	Long Term

Note payable to Phoebe Holdings, Inc. at 7.5%, unsecured. Note is due and in default as of May 1, 2005. Interest rate increased to 9.5% after default.	$63,500	$—	$63,500	$—

Related party note payable bearing interest at 6%, unsecured. Note is due and in default as of December 3, 2008	50,000	—	75,000	—

Related party note payable bearing interest at 6%, unsecured. Note is due and in default as of August 17, 2009	25,003	—	—	—

Related party note payable bearing interest at 6%, unsecured. Principal and interest due October 14, 2009	25,000	—	—	—

Related party note payable bearing interest at 6%, unsecured. Principal and interest due October 28, 2009	20,000	—	—	—

Related party note payable bearing interest at 6%, unsecured. Principal and interest due December 25, 2009	25,000	—	—	—

Bridge Financing Summary

Notes Payable Issued October 2008 through January 2009

Bridge notes payable bearing interest at 8%, including $190,000 to related parties, unsecured. Principal and interest converted to common stock in 2009.	—	—	250,000	—

Notes Payable Issued June 2007 through July 2008

Bridge notes payable bearing interest at 9%, including $634,320 to related parties, unsecured. Principal and interest due December 31, 2009	1,965,000	—	1,965,000	—

Convertible Notes Payable Issued December 2006 through May 2007

Convertible bridge notes payable bearing interest at 7.5%, including $57,500 to related parties, unsecured. Principal and interest due December, 2009	187,500	—	187,500	—

Convertible bridge notes payable bearing interest at 7.5%, including $12,500 to related parties, unsecured. Principal and interest due January, 2010	62,500	—	—	62,500

Convertible bridge notes payable bearing interest at 7.5%, including $167,000 to related parties, unsecured. Principal and interest due February, 2010	250,500	—	—	250,500

Convertible bridge notes payable bearing interest at 7.5%; Principal and interest due April, 2010	82,500	—	—	82,500

Convertible bridge notes payable bearing interest at 7.5%, including $25,000 to related parties, unsecured. Principal and interest due May, 2010	55,000	—	—	55,000

Sub-total, convertible bridge notes payable issued December 2006 through May 2007	638,000	—	187,500	450,500

Total notes payable	$2,811,503	$—	$2,541,000	$450,500
Less: unamortized debt discount	(45,224)	—	(54,284)	(106,369)

Total notes payable, net of debt discount	$2,766,279	$—	$2,486,716	$344,131

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

Bridge Financing Summary – Notes Payable Issued June 2007 through July 2008

On June 13, 2007, the Board of Directors approved, effective June 1, 2007, the issuance of a series of Notes Payable (the “Financing”) totaling $1,500,000 maturing on December 31, 2008, with a stated interest rate of 6% per annum, with principal and interest payable at maturity. The Company had the option to extend the maturity date of the notes an additional twelve months. The stated interest rate on these notes during the optional extension period is 9% per annum.

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

As of September 30, 2009, the Company had received a total of $1,965,000 in gross proceeds from issuance of notes payable in the Financing and the Extension. These notes payable were issued between June, 2007 and July, 2008 and are still outstanding at September 30, 2009. In addition, the Company has issued 786,000 shares of common stock to the participating investors. These shares were valued at a range of $0.51 to $6.00 per share based on the fair value of the Company’s common stock on the date of issuance resulting in a total fair value of $3,359,636. The Company allocated the proceeds received between the notes payable and the shares of common stock issued based on the relative fair values at the date of issuance. Based on the relative fair value calculations, the Company allocated $693,260 of the $1,965,000 in proceeds to the shares of common stock issued and the remaining $1,271,740 to the notes payable. The debt discount amount of $693,260 has been fully amortized as a component of interest expense over the original life of the notes as of September 30, 2009.

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

Bridge Financing Summary – Notes Payable Issued December 2006 through May 2007

At September 30, 2009, the Company has $638,000 in outstanding two year 6% convertible bridge notes payable (convertible to common stock at a rate of $2.50 per share for a total of up to 255,200 shares to be issued) , for which the Company has issued 255,200 warrants to purchase common stock at $5.00 per share. These notes payable were issued between December, 2006 and May, 2007. The warrants were valued at a range of $5.91 to $29.91 per warrant resulting in a total fair value of $3,249,819. The Company allocated the proceeds received between the notes payable and the detachable warrants based on the relative fair values at the date of issuance. Based on the relative fair value calculations, the Company allocated $512,817 of the $638,000 in proceeds to the detachable warrants and the remaining $125,183 to the notes payable. The notes also contained a conversion feature allowing the note holders to convert the notes into common shares at a conversion price of $2.50 per share. The Company calculated a beneficial conversion feature in the amount of $3,146,817; however, the value of the beneficial conversion feature may not exceed the proceeds allocated to the notes payable under the relative fair value calculations. As a result, the value of the beneficial conversion feature is limited to $125,183, the amount of the proceeds allocated to notes payable. The debt discount amount of $638,000 ($512,817 related to the fair value of the warrants and $125,183 related to the beneficial conversion feature) was being amortized as a component of interest expense over the original life of the notes (twenty-four months).

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

A summary of this Bridge Financing and unamortized debt discount at September 30, 2009 and December 31, 2008 is as follows:

	September 30,	December 31,
	2009	2008

Bridge Financing; 7.5% per annum; Due December 2009 through May 2010	$638,000	$638,000
Less: Unamortized debt discount	(45,224)	(134,451)

Net carrying value	$592,776	$503,549

In 2008, the Company paid interest of $11,640 on the portion of the $638,000 in principal of notes outstanding that required semi-annual interest payments. As of December 31, 2008, upon acceptance of the Offer by all the Note holders representing the entire $638,000 principal amount of notes outstanding, all of the Notes now require payment of interest at the extended maturity date.

Other

As of September 30, 2009, the Company is in default on the principal amount of $63,500 in an unsecured note payable and $50,000 and $25,003, respectively, in unsecured related party notes payable. The related party waived the Company’s non-compliance with the terms of both of the notes as of September 30, 2009.

NOTE 3. NOTES PAYABLE (Continued)

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

On September 21, 2009, a related-party note holder exchanged $25,000 in principal amount of outstanding notes payable for shares of common stock. One share of common stock was issued for each $0.08 in principal amount converted for a total of 312,500 shares of common stock issued. The related-party note holder is a member of the Board of Directors of the Company and owns 15.48 percent of the outstanding shares of common stock of the Company at September 30, 2009.

Future maturities of notes payable at September 30, 2009 are as follows:

December 31, 2009	$2,361,003
December 31, 2010	450,500

Total	$2,811,503

NOTE 4. RELATED PARTY ADVANCES

On February 25, 2009, the Company received a short-term, non-interest bearing operating advance from a related party in the amount of $25,000. A portion of this related-party advance was repaid on March 30, 2009. As of September 30, 2009 the outstanding balance on this short-term, related party operating advance is $5,000 and is recorded as a related party advance on the accompanying balance sheet.

From July 20, 2009 through September 2, 2009, the Company received a total of $85,000 in short-term, non-interest bearing operating advances from a related party. As of September 30, 2009 the outstanding balance on these short-term, related party operating advances is $85,000 and is recorded as related party advances on the accompanying balance sheet.

NOTE 5. STOCK BASED COMPENSATION

2008 Plan

The Board of Directors of the Company approved the SecureCare Technologies, Inc. 2008 Stock Option Plan (the “2008 Plan”) on July 2, 2008. The Company has reserved 500,000 shares of common stock for issuance under the 2008 Plan. In accordance with the terms of the 2008 Plan, the exercise price of each option granted may not be less than the fair market value of common stock at the date of grant, without prior approval of the Board of Directors. Options are exercisable according to the terms set out in the option agreement, not to exceed ten years. All options granted by the Company under its 2008 Plan are restricted stock awards under rules promulgated by the Securities and Exchange Commission. There are 155,000 shares of common stock available for issuance under the 2008 Plan as of September 30, 2009.

2007 Plan

The Board of Directors of the Company approved the SecureCare Technologies, Inc. 2007 Stock Option Plan (the “2007 Plan”) on August 15, 2007. The Company has reserved 425,000 shares of common stock for issuance under the 2007 Plan. In accordance with the terms of the 2007 Plan, the exercise price of each option granted may not be less than the fair market value of common stock at the date of grant, without prior approval of the Board of Directors. Options are exercisable according to the terms set out in the option agreement, not to exceed ten years. All options granted by the Company under its 2007 Plan are restricted stock awards under rules promulgated by the Securities and Exchange Commission. There are 202,500 shares of common stock available for issuance under the 2007 Plan as of September 30, 2009.

2004 Plan

The Board of Directors of the Company approved the SecureCare Technologies, Inc. 2004 Stock Option Plan (the “2004 Plan”) on December 3, 2004. The Company has reserved 10,000 shares of common stock for issuance under the 2004 Plan. In accordance with the terms of the 2004 Plan, the exercise price of each option granted may not be less than the fair market value of common stock at the date of grant, without prior approval of the Board of Directors. Options are exercisable according to the terms set out in the option agreement, not to exceed ten years. All options granted by the Company under its 2004 Plan are restricted stock awards under rules promulgated by the Securities and Exchange Commission. There are 8,750 shares of common stock available for issuance under the 2004 Plan as of September 30, 2009.

STOCK-BASED COMPENSATION (Continued)

For the nine months ended September 30, 2009 and 2008, the compensation expense associated with stock options was $36,676 and $253,250, respectively.

The following table summarizes the activity under all stock option plans for the nine months ended September 30, 2009:

	Nine Months Ended September 30, 2009

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Shares	Average Exercise Price	Contractual Term	Intrinsic Value

Outstanding at January 1, 2009	900,209	$1.05	9.13 years	$—

Granted	—	$—	— years
Exercised	—	$—	— years
Cancelled	(290,209)	$0.79	— years
Forfeitures	(41,250)	$0.75	— years

Outstanding at September 30, 2009	568,750	$1.22	8.44 years	$—

Options exercisable at September 30, 2009	529,167	$1.25	8.41 years	$—

The aggregate intrinsic value which is $0 at September 30, 2009 is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock, $0.05 at September 30, 2009.

The Company calculates the fair value of each option award on the date of grant using the Black-Scholes option-pricing model. There were no new options granted under any of the stock option plans during the nine months ended September 30, 2009.

A summary of the status of the Company’s nonvested stock options as of September 30, 2009 and changes during the nine months ended September 30, 2009 is presented below:

		Weighted-Average
	Stock	Grant-Date
Nonvested Stock Options	Options	Fair Value

Nonvested at January 1, 2009	131,458	$.73
Granted	—	—
Vested	(50,625)	—
Forfeited	(41,250)	.72

Nonvested at September 30, 2009	39,583	$.74

As of September 30, 2009 there was $29,314 in total unrecognized compensation costs related to nonvested stock options. That cost is expected to be recognized over a weighted average period of .8 years. The total fair value of shares vested during the nine months ended September 30, 2009 is $36,654.

NOTE 6. SHAREHOLDERS’ DEFICIT

During the nine months ended September 30, 2009, in conjunction with $50,000 in gross proceeds from issuance of notes payable (the “New Notes”), the Company issued 50,000 shares of common stock to the participating investors (see Note 3 for additional information).

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

Effective February 1, 2009 the Company commenced a $400,000 fund raise (the “Fund Raise”) to provide the Company with additional working capital through an offering of its common stock to qualified investors, at a price of $0.10 per share for up to 4,000,000 shares of common stock to be issued if the entire $400,000 in funds is raised. From February 1, 2009 through September 30, 2009, the Company raised a total of $353,426 in funds from its Fund Raise and has $1,421 recorded as a stock subscription receivable due from a related party. The Company issued 3,548,474 shares of common stock to the participating investors. Of the 3,548,474 shares issued in the Fund Raise, 3,233,474 shares were issued to investors who owned shares of common stock of the Company prior to the Fund Raise and 315,000 shares were issued to four investors who were not owners of common stock of the Company prior to the Fund Raise.

Effective September 1, 2009 the Company commenced a $100,000 fund raise (the “New Fund Raise”) to provide the Company with additional working capital through an offering of its common stock to qualified investors to purchase up to 1,250,000 shares of common stock at $0.08 per share through September 21, 2009; thereafter the price would be $0.10 per share. Subsequent to September 1, 2009, when the New Fund Raise commenced, the Board of Directors of the Company approved an initial extension to October 9, 2009 and a further extension to October 31, 2009 to purchase shares of common stock at $0.08 per share; after October 31, 2009 the price will be $0.10 per share. From September 1, 2009 through September 30, 2009, the Company raised a total of $59,757 in funds from its New Fund Raise and the Company issued 746,963 shares of common stock to the participating investors. All 746,963 shares issued in the New Fund Raise were issued to investors who owned shares of common stock of the Company prior to the New Fund Raise.

On September 21, 2009, a related-party note holder exchanged $25,000 in principal amount of outstanding notes payable for shares of common stock. One share of common stock was issued for each $0.08 in principal amount converted for a total of 312,500 shares of common stock issued. The related-party note holder is a member of the Board of Directors of the Company and owns 15.48 percent of the outstanding shares of common stock of the Company at September 30, 2009.

NOTE 7. ACCRUED PAYROLL TAXES

At September 30, 2009, the Company owes $118,606 in accrued payroll taxes and $60,172 in related penalties and interest, the majority of which is related to taxes owed from calendar year 2005. These amounts are classified as follows on the accompanying balance sheet:

	Current	Non-Current	Total

Accrued payroll taxes	$84,370	$34,236	$118,606
Penalties and interest	37,760	22,412	60,172

Total	$122,130	$56,648	$178,778

The Company received a Notice of Federal Tax Lien by the Internal Revenue Service (IRS) dated May 24, 2006 (“Lien”). The Lien was filed with the Secretary of State in Texas. The Lien is in favor of the United States on all property and rights to property belonging to the Company for the amount of these taxes, and additional penalties, interest, and costs that may accrue. The Lien will remain in place until such time that the Company pays its obligations in full to the IRS. On March 1, 2007 the Company commenced an IRS-approved five year monthly payment plan to pay a majority of the delinquent payroll taxes and related interest and penalties with a remaining balance of $89,267 at September 30, 2009. The Company will make monthly payments of $5,000 over the course of the five year plan.

NOTE 7. ACCRUED PAYROLL TAXES (Continued)

On March 27, 2009 the Company received an “Inquiry Regarding Records” from the Employment Development Department of the State of California (“EDD”) related to information requested for the EDD to commence an audit of the Company’s payroll history in the State of California from July 1, 2003 through March 31, 2009. The EDD audit was completed and the Company received a Proposed Notice of Assessment on April 8, 2009 in the amount of $65,537 for withholding taxes, unemployment insurance, employment training taxes, disability insurance and additional penalties and interest due to the state of California related to payroll periods from July 1, 2003 through March 31, 2009. The Company accrued an additional $8,464 in penalties and interest assessed by the EDD during the second quarter of 2009. In May of 2009, the Company commenced a twenty four month installment payment agreement for the total amounts owed. The Company will pay $2,600 per month until the balance is paid in full. The EDD has informed the Company that upon approval of the installment agreement a State Tax Lien will be filed for the outstanding liabilities. As of the date of this filing, the Company has not received notice that any State Tax Lien has been filed. At September 30, 2009, the Company has a remaining balance of $57,107 for amounts owed to the EDD.

At September 30, 2009 the Company has accrued $8,934 in additional social security taxes and related penalties and interest owed for years 2001 through 2008, the majority of which is related to year 2008, resulting from an incorrect value in the wage withholding amount field in the Company’s payroll system.

At September 30, 2009 all other accrued payroll taxes and related penalties and interest total $23,470.

NOTE 8. SUBSEQUENT EVENTS

From October 1, 2009 through October 28, 2009 the Company raised an additional $40,243 in funds from its New Fund Raise and the Company issued an additional 503,038 shares of common stock to the participating nine investors, all of whom previously owned shares of common stock of the Company. As of October 28, 2009 the Company has a total of 10,477,423 shares of common stock issued and outstanding.

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

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”). SAB 104 generally requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the fee charged for services rendered and the collectability of those fees. Should changes in conditions cause management to determine these criteria are not met for certain sales, revenue recognized for any reporting period could be adversely affected. In instances where any one of the four criteria is not met, the Company will either defer recognition of the monthly service fees until the criteria are met or will recognize the recurring monthly service fees on a ratable basis. SAB 104 incorporates Accounting Standards Update 605-25 Revenue Recognition – Multiple Element Arrangements. ASU 605-25 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. ASU 605-25 addresses determination of whether an arrangement involving more than one deliverable contains more that one unit of accounting and how the arrangement consideration should be measured and allocated to the separate units of accounting. Recognition of revenue resulting from one-time training and set-up fees, which are billed upfront, is deferred and amortized over the life of the corresponding arrangement.

SOFTWARE AND SOFTWARE DEVELOPMENT COSTS

The Company capitalizes costs related to computer software developed or obtained for internal use in accordance with Accounting Standards Update 350-40, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” and is depreciated using the straight-line method over the estimated useful life of the software, generally two years. ASU 350-40 provides guidance on determining whether computer software is internal-use software and guidance on accounting for proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use.

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

STOCK-BASED COMPENSATION

The Company expenses all share-based payments to employees, including the grant of employee stock options, in the income statement based on their fair values less estimated forfeitures. Compensation cost is recognized over the award’s requisite service period (which is generally the vesting term). The Company grants newly issued shares of common stock upon exercise of stock options.

The value of equity instruments issued to non-employees is calculated for all transactions in which goods or services are the consideration received for the issuance of equity instruments and is accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty’s performance is complete or the date on which it is probable that performance will occur.

RESULTS OF OPERATIONS

Three months ended September 30, 2009 compared to three months ended September 30, 2008:

Revenues for the three months ended September 30, 2009 were $82,115 compared to $48,505 for the three months ended September 30, 2008. This 69% increase in sales is primarily attributed to revenue from the Company’s new flagship product, Sfax™. The Company launched Sfax, with its initial functionality in October of 2007. The Company completed significant functionality upgrades in February of 2008 with the addition of the Digital Signature and annotation features. In March of 2008 the Company completed development of its web service integration tools to provide its channel partners, health care information technology (HIT) companies and software vendors, with a simple, rapid and cost-effective method of integrating Sfax into any application architecture.

RESULTS OF OPERATIONS (Continued)

Costs of revenues were $44,529 for the three months ended September 30, 2009 compared to $31,710 for the three months ended September 30, 2008. This 40% increase is primarily attributable to higher Telco infrastructure and related costs associated with growth in the Company’s Sfax product of $12,843 and higher contract developer costs of $6,982 partially offset by lower depreciation expense of $5,648 and lower hardware support fees of $1,359.

Selling, general and administrative expenses were $205,253 for the three months ended September 30, 2009 compared to $560,668 for the three months ended September 30, 2008. This 63% decrease in expense was largely attributable to a series of cost reduction actions the Company instituted in mid-2008 that focused on conserving its available cash without sacrificing its revenue growth-related investments. People and people-related expenses decreased $103,053 primarily due to lower salaries and wages of $89,545 and lower employee medical insurance costs of $7,128 resulting from fewer employees in 2009. Stock compensation expense was $232,100 lower in 2009 due to fewer stock options vesting in 2009 coupled with the fact that a significant portion of the stock options granted in 2008 vested immediately, requiring 100% of the stock compensation to be booked on the day the grants were made. Penalties and interest on employment taxes owed were $6,752 lower in 2009 due to expense accruals made in 2008. Audit and taxation services expenses decreased $11,300 in 2009 due to a reduction in the amount of required taxation services. Investor relations expenses decreased $5,071 in 2009 as a result of the Company terminating these services in mid-2008. All other corporate G&A expenses were $5,799 lower in 2009. Partially offsetting these lower expenses were higher marketing consulting costs of $8,784 in 2009.

Other income was $23,359 for the three months ended September 30, 2009 compared to $552 for the three months ended September 30, 2008. In 2009, the Company had a non-recurring credit of $23,359 for statutory accounts payable adjustments that were made in accordance with the four year statute of limitations allowed for under the state of Texas Civil Practices and Remedies Code (Section 16.004 (a)(3)).

Interest expense for the three months ended September 30, 2009 was $90,306 compared to $250,146 for the same period in 2008. Debt discount amortization in 2009 was $177,362 lower than 2008 as the majority of the debt discount associated with the issuance of notes payable from December 2006 through December 2008 has been amortized, in accordance with the life of the notes. The issuance of notes payable in 2008 and 2009 coupled with an increase in the stated interest rate on certain portions of the Company’s outstanding debt contributed to an increase in interest expense in 2009 of $18,613 (see Note 3 for additional information).

Nine months ended September 30, 2009 compared to nine months ended September 30, 2008:

Revenues for the nine months ended September 30, 2009 were $217,490 compared to $124,323 for the nine months ended September 30, 2008. This 75% increase in sales is primarily attributed to revenue from the Company’s new flagship product, Sfax™. The Company launched Sfax, with its initial functionality in October of 2007. The Company completed significant functionality upgrades in February of 2008 with the addition of the Digital Signature and annotation features. In March of 2008 the Company completed development of its web service integration tools to provide its channel partners, health care information technology (HIT) companies and software vendors, with a simple, rapid and cost-effective method of integrating Sfax into any application architecture.

Costs of revenues were $112,198 for the nine months ended September 30, 2009 compared to $86,919 for the nine months ended September 30, 2008. This 29% increase is primarily attributable to Telco infrastructure and related costs associated with growth in the Company’s Sfax product of $30,518 and higher contract developer costs of $4,982 partially offset by lower hardware support fees of $4,259 and lower depreciation expense of $5,962.

RESULTS OF OPERATIONS (Continued)

Selling, general and administrative expenses were $809,397 for the nine months ended September 30, 2009 compared to $1,415,500 for the nine months ended September 30, 2008. This 43% decrease in expense was largely attributable to a series of cost reduction actions the Company instituted in mid-2008 that focused on conserving its available cash without sacrificing its revenue growth-related investments. People and people-related expenses decreased approximately $271,400 primarily due to lower salaries and wages of $183,663, lower employee medical insurance costs of $18,430 and lower travel and entertainment expenses of $19,895 resulting from fewer employees in 2009. Human resource consulting fees were $26,350 lower in 2009 due to placement fees paid in 2008 for new employees hired. Penalties and interest on employment taxes owed were $37,236 lower in 2009 due to expense accruals made in 2008. Partially offsetting these lower expenses were increased employment-related tax expense of $14,142, resulting from an accrual in 2009 for additional social security taxes owed primarily for years 2007 and 2008. Stock compensation expense was $216,573 lower in 2009 due to fewer stock options vesting in 2009 coupled with the fact that a significant portion of the stock options granted in 2008 vested immediately, requiring 100% of the stock compensation to be booked on the day the grants were made. Investor and public relations expenses decreased $51,574 in 2009 as a result of the Company terminating these services in mid-2008. Audit and taxation services expenses decreased $34,939 due to a reduction in the amount of required taxation services and lower costs in 2009 associated with the audit firm’s initial review in 2008 of the SOX 404 internal control compliance documentation. Occupancy costs were $15,712 lower in 2009 resulting from lower property taxes paid after the Company was successful in getting the assessed value of the Company’s property tax base lowered by the property tax authorities. SOX compliance consulting services were $6,923 lower in 2009 due to the non-recurring SOX 404 internal control compliance documentation and related costs incurred in the first quarter of 2008. All other corporate general and administrative expenses were $18,666 lower in 2009. Partially offsetting these lower expenses were higher penalties and interest on sales taxes of $3,600 in 2009 due to a non-recurring credit of $3,500 in the second quarter of 2008 resulting from the refund of a previously required cash payment bond and higher marketing and marketing consulting expenses of $6,116 in 2009.

Other income was $34,017 for the nine months ended September 30, 2009 compared to $11,358 for the nine months ended September 30, 2008. In both periods, the Company had a non-recurring credit for statutory accounts payable adjustments that were made in accordance with the four year statute of limitations allowed for under the state of Texas Civil Practices and Remedies Code (Section 16.004 (a)(3)) totaling $34,017 in 2009 and $10,525 in 2008.

Interest expense for the nine months ended September 30, 2009 was $274,481 compared to $709,309 for the same period in 2008. Debt discount amortization in 2009 was $506,112 lower than 2008 as the majority of the debt discount associated with the issuance of notes payable from December 2006 through December 2008 has been amortized, in accordance with the life of the notes. The issuance of notes payable in 2008 and in 2009 coupled with an increase in the stated interest rate on certain portions of the Company’s outstanding debt contributed to an increase in interest expense in 2009 of $73,232 (see Note 3 for additional information).

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows used in operating activities for the nine-month period ended September 30, 2009 totaled $664,684. Net cash flows used in operating activities for the nine-month period ended September 30, 2008 was $1,130,375. The decrease was primarily attributable to a series of cost reduction actions the Company instituted in mid-2008 that focused on conserving its available cash without sacrificing its revenue growth-related investments, coupled with the favorable effect of an increase in accrued liabilities.

Cash flows used in investing activities totaled $10,450 and $31,037 for the nine months ended September 30, 2009 and 2008, respectively, and consisted entirely of capitalized expenditures.

Net cash provided by financing activities was $648,186 for the nine months ended September 30, 2009 and consisted of proceeds from the issuance of notes payable, proceeds from related-party advances and proceeds from the sale of the Company’s common stock, partially offset by a partial repayment of a related-party advance. Net cash provided by financing activities was $1,033,500 for the nine months ended September 30, 2008 and consisted entirely of proceeds from the issuance of notes payable partially offset by repayment of a note payable.

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

LIQUIDITY AND CAPITAL RESOURCES (Continued)

The financial statements have been prepared on the assumption that the Company will continue as a going concern. The Company sustained a net loss of $944,569 for the nine months ended September 30, 2009. The Company has accumulated losses through September 30, 2009 of $41,302,680 (including a non-recurring loss on early extinguishment of debt totaling $19,030,648 incurred in the fourth quarter of 2006). Cash used in operating activities for the period ended September 30, 2009 aggregated $664,684. Total liabilities at September 30, 2009 of $3,688,600 significantly exceed total assets of $90,035. The Company is unable to meet all of its short-term obligations because of shortages of cash. The Company’s continued existence depends upon the success of management’s efforts to raise additional capital necessary to meet the Company’s obligations as they come due, and to obtain sufficient capital to execute its business plan. The Company intends to obtain capital primarily through issuances of debt or equity. There can be no degree of assurance that the Company will be successful in completing additional financing transactions. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have a material adverse effect on the Company’s ability to continue as a going concern and to achieve its intended business objectives. The accompanying unaudited financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or classification of liabilities which may result from the inability of the Company to continue as a going concern.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

From October 1, 2008 through January 31, 2009 the Company issued $200,000 in 8% related-party notes payable initially due December 31, 2009 and these notes had attached shares of the Company’s common stock totaling 200,000 shares in accordance with the terms and conditions of the New Notes (see Note 3 for additional information related to the New Notes).

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

At September 30, 2009, the Company has outstanding $1,041,323 in related party notes payable, including $145,003 payable to Joseph Larter, Director, and $268,510 payable to entities in which Joseph Larter, Director, exercises a direct control.

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

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS (Continued)

At September 30, 2009 the Company has outstanding a $50,000 six month 6% unsecured note payable to a related party. Principal and accrued interest on this note, totaling $55,918 at September 30, 2009, was initially due December 3, 2008. At September 30, 2009 the Company was in default on the note. The related-party holder of the note waived the Company’s non-compliance with the terms of the note as of September 30, 2009.

At September 30, 2009 the Company has outstanding a $25,003 six month 6% unsecured note payable to a related party. Principal and accrued interest on this note, totaling $25,923 at September 30, 2009, was initially due August 17, 2009. At September 30, 2009 the Company was in default on the note. The related-party holder of the note waived the Company’s non-compliance with the terms of the note as of September 30, 2009.

At September 30, 2009 the Company has outstanding a $25,000 six month 6% unsecured note payable to a related party. Principal and interest on this note is due October 14, 2009.

At September 30, 2009 the Company has outstanding a $20,000 six month 6% unsecured note payable to a related party. Principal and interest on this note is due October 28, 2009.

At September 30, 2009 the Company has outstanding a $25,000 six month 6% unsecured note payable to a related party. Principal and interest on this note is due December 25, 2009.

At September 30, 2009, the Company has $129,170 in accrued interest due on the notes payable to related parties.

Effective February 1, 2009 the Company commenced a $400,000 fund raise to provide the Company with additional working capital through an offering of its common stock to qualified investors, at a price of $0.10 per share for up to 4,000,000 shares of common stock to be issued if the entire $400,000 in funds is raised. From February 1, 2009 through September 30, 2009, the Company raised a total of $353,426 in funds from its Fund Raise and has $1,421 recorded as a stock subscription receivable due from a related party, including $81,418 from parties classified as related parties at September 30, 2009 and the Company issued 3,548,474 shares of common stock to the participating investors, including 814,180 shares issued to related parties. Of the 3,548,474 shares issued in the Fund Raise, 3,233,474 shares were issued to investors who owned shares of common stock of the Company prior to the Fund Raise and 315,000 shares were issued to four investors who were not owners of common stock of the Company prior to the Fund Raise.

Effective September 1, 2009 the Company commenced a $100,000 fund raise (the “New Fund Raise”) to provide the Company with additional working capital through an offering of its common stock to qualified investors to purchase up to 1,250,000 shares of common stock at $0.08 per share through September 21, 2009; thereafter the price would be $0.10 per share. Subsequent to September 1, 2009, when the New Fund Raise commenced, the Board of Directors of the Company approved an initial extension to October 9, 2009 and a further extension to October 31, 2009 to purchase shares of common stock at $0.08 per share; after October 31, 2009 the price will be $0.10 per share. From September 1, 2009 through September 30, 2009, the Company raised a total of $59,757 in funds from its New Fund Raise, including $25,757 from parties classified as related parties at September 30, 2009 and the Company issued 746,963 shares of common stock to the participating investors, including 321,963 shares issued to related parties. All 746,963 shares issued in the New Fund Raise were issued to investors who owned shares of common stock of the Company prior to the New Fund Raise.

On September 21, 2009, a related-party note holder exchanged $25,000 in principal amount of outstanding notes payable for shares of common stock. One share of common stock was issued for each $0.08 in principal amount converted for a total of 312,500 shares of common stock issued. The related-party note holder is a member of the Board of Directors of the Company and owns 15.48 percent of the outstanding shares of common stock of the Company at September 30, 2009.

On February 25, 2009, the Company received a short-term, non-interest bearing operating advance from a related party in the amount of $25,000. A portion of this related-party advance was repaid on March 30, 2009. As of September 30, 2009 the outstanding balance on this short-term, related party operating advance is $5,000 and is recorded as a related party advance on the accompanying balance sheet.

From July 20, 2009 through September 2, 2009, the Company received a total of $85,000 in short-term, non-interest bearing operating advances from a related party. As of September 30, 2009 the outstanding balance on these short-term, related party operating advances is $85,000 and is recorded as related party advances on the accompanying balance sheet.

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

As of September 30, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Financial Officer, who as of June 5, 2009 is also serving as our Interim Principal Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Principal Financial Officer who is also serving as our Interim Principal Executive Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

On September 2, 2009 the Company received a “Notice of Claim and Conference” (the “Notice”) from the Labor Commissioner, State of California, regarding a wage claim filed by Dennis J. Nasto, plaintiff against SecureCare Technologies, Inc., defendant. Mr. Nasto served as CEO of the Company and a member of the Board of Directors of the Company from October 2006 through June, 2009 when he was terminated. Mr. Nasto filed a wage claim with the State of California for six months of deferred wages, totaling $30,000. In his wage claim, Mr. Nasto also alleges additional wages due as a penalty at the rate of $692 per day until paid, but not to exceed thirty days, for a total of $20,769. The deferred wages of $30,000 for which Mr. Nasto is seeking payment, are fully accrued for and included in accrued payroll in the accompanying balance sheet at September 30, 2009. The additional wages, alleged by Mr. Nasto in his wage claim, due as a penalty, totaling $20,769 have not been accrued for at September 30, 2009. The Company does not believe, after a review of the applicable rules and regulations that it is probable that these additional wages will be awarded to Mr. Nasto. In addition, as of the date of this filing, the Company has received additional written communications from Mr. Nasto to the effect that he is interested in pursing other non-administrative avenues related to the settlement of his wage claim.

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

4.2 Bridge Financing Form of Subscription Agreement Effective October 1, 2008 (1)

4.3 Form of Subscription Agreement for Exchange Offer (2)

4.4 Form of Subscription Agreement for Stock Offer (2)

4.5 Form of Revised Subscription Agreement for Stock Offer (3)

4.6 Form of Revised Subscription Agreement for Stock Offer (2nd Revision) (4)

4.7 Form of Subscription Agreement for Exchange Offer Commencing September 1, 2009 (5)

4.8 Form of Subscription Agreement for Stock Offer Commencing September 1, 2009 (5)

4.9 Form of Subscription Agreement for Stock Offer Commencing September 1, 2009 – First Revision (6)

Item 6. Exhibits and Reports on Form 8-K (Continued)

4.10 Form of Subscription Agreement for Stock Offer Commencing September 1, 2009 – Second Revision (6)

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

(2) Incorporated by reference to the Company’s Form 8-K dated February 17, 2009 and filed with the Commission on February 23, 2009

(3) Incorporated by reference to the Company’s Form 8-K dated April 30, 2009 and filed with the Commission on May 4, 2009

(4) Incorporated by reference to the Company’s Quarterly Report 10-Q for the quarter ended June 30, 2009

(5) Incorporated by reference to the Company’s Form 8-K dated September 17, 2009 and filed with the Commission on September 23, 2009

(6) Incorporated by reference to the Company’s Form 8-K dated October 13, 2009 and filed with the Commission on October 19, 2009

* Filed herewith

b) REPORTS ON FORM 8-K

On October 19, 2009 the Company filed a Form 8-K, dated October 13, 2009 reporting under Item 3.02 “Unregistered Sales of Equity Securities” that the Company had sold an aggregate of more than 5% of its previously reported issued and outstanding shares of common stock.

On September 23, 2009 the Company filed a Form 8-K, dated September 17, 2009 reporting under Item 3.02 “Unregistered Sales of Equity Securities” that the Company had sold an aggregate of more than 5% of its previously reported issued and outstanding shares of common stock.

On August 27, 2009 the Company filed a Form 8-K, dated August 21, 2009 reporting under Item 1.01 “Entry Into A Material Definitive Agreement” that it had entered into a Technology License Agreement with SecureCare Technologies, UK Limited, a United Kingdom Corporation and reporting under Item 3.02 “Unregistered Sales of Equity Securities” that the Company had sold an aggregate of more than 5% of its previously reported issued and outstanding shares of common stock.

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

Date: November 13, 2009